Form 10-Q
period 2020-09-27
TELEFLEX INC
filed 2020-10-29
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The registrant had 46,566,715 shares of common stock, par value $1.00 per share, outstanding as of October 27, 2020.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 27, 2020

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(Dollars and shares in thousands, except per share)
Net revenues	$628,301	$648,319	$1,825,977	$1,914,410
Cost of goods sold	298,977	293,244	884,657	883,127
Gross profit	329,324	355,075	941,320	1,031,283
Selling, general and administrative expenses	171,673	209,291	510,662	631,712
Research and development expenses	29,218	27,984	85,978	82,729
Restructuring and impairment (credits) charges	(3,659)	1,268	16,692	20,348
Gain on sale of assets	—	(1,089)	—	(3,828)
Income from continuing operations before interest and taxes	132,092	117,621	327,988	300,322
Interest expense	16,652	19,545	47,773	62,995
Interest income	(214)	(470)	(956)	(1,281)
Income from continuing operations before taxes	115,654	98,546	281,171	238,608
(Benefit) taxes on income from continuing operations	(951)	(130,383)	21,971	(115,567)
Income from continuing operations	116,605	228,929	259,200	354,175
Operating loss from discontinued operations	(29)	(9)	(11)	(1,291)
Tax benefit on operating loss from discontinued operations	(11)	(9)	(4)	(317)
Loss from discontinued operations	(18)	—	(7)	(974)
Net income	$116,587	$228,929	$259,193	$353,201
Earnings per share:
Basic:
Income from continuing operations	$2.51	$4.95	$5.58	$7.67
Loss from discontinued operations	—	—	—	(0.02)
Net income	$2.51	$4.95	$5.58	$7.65
Diluted:
Income from continuing operations	$2.46	$4.85	$5.48	$7.53
Loss from discontinued operations	—	—	—	(0.02)
Net income	$2.46	$4.85	$5.48	$7.51
Weighted average common shares outstanding
Basic	46,530	46,248	46,451	46,156
Diluted	47,333	47,176	47,269	47,051
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(Dollars in thousands)
Net income	$116,587	$228,929	$259,193	$353,201
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $6,957, $(7,045), $1,671, and $(8,804) for the three and nine month periods, respectively	20,632	(39,894)	20,087	(27,562)
Pension and other postretirement benefit plans adjustment, net of tax of $(303), $(494), $(1,229), and $(1,330) for the three and nine months periods, respectively	1,037	1,560	4,071	4,248
Derivatives qualifying as hedges, net of tax of $(184), $64, $252, and $146 for the three and nine months periods, respectively	1,454	(260)	(3,458)	(102)
Other comprehensive income (loss), net of tax:	23,123	(38,594)	20,700	(23,416)
Comprehensive income	$139,710	$190,335	$279,893	$329,785

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 27, 2020	December 31, 2019
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$347,480	$301,083
Accounts receivable, net	390,476	418,673
Inventories	526,125	476,557
Prepaid expenses and other current assets	101,452	97,943
Prepaid taxes	55,028	12,076
Total current assets	1,420,561	1,306,332
Property, plant and equipment, net	445,242	430,719
Operating lease assets	102,924	113,160
Goodwill	2,363,837	2,245,305
Intangible assets, net	2,228,930	2,156,285
Deferred tax assets	4,915	5,572
Other assets	46,879	52,447
Total assets	$6,613,288	$6,309,820
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$91,750	$50,000
Accounts payable	96,917	102,916
Accrued expenses	117,493	100,466
Current portion of contingent consideration	4,744	148,090
Payroll and benefit-related liabilities	98,828	115,981
Accrued interest	22,547	5,514
Income taxes payable	10,873	6,692
Other current liabilities	32,095	33,396
Total current liabilities	475,247	563,055
Long-term borrowings	2,035,823	1,858,943
Deferred tax liabilities	486,350	439,558
Pension and postretirement benefit liabilities	55,795	82,719
Noncurrent liability for uncertain tax positions	12,562	10,294
Noncurrent contingent consideration	16,872	71,818
Noncurrent operating lease liabilities	91,379	101,372
Other liabilities	203,057	202,741
Total liabilities	3,377,085	3,330,500
Commitments and contingencies
Total shareholders' equity	3,236,203	2,979,320
Total liabilities and shareholders' equity	$6,613,288	$6,309,820
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 27, 2020	September 29, 2019
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$259,193	$353,201
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	7	974
Depreciation expense	51,329	47,286
Intangible asset amortization expense	118,649	112,661
Deferred financing costs and debt discount amortization expense	3,191	3,313
Gain on sale of assets	—	(3,828)
Fair value step up of acquired inventory sold	1,707	—
Changes in contingent consideration	(54,585)	40,894
Impairment of long-lived assets	—	6,911
Stock-based compensation	14,759	20,037
Deferred income taxes, net	2,600	(140,963)
Payments for contingent consideration	(79,771)	(26,092)
Interest benefit on swaps designated as net investment hedges	(14,488)	(13,820)
Other	(15,703)	(7,142)
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	35,546	(41,221)
Inventories	(38,096)	(53,259)
Prepaid expenses and other assets	9,393	(13,184)
Accounts payable, accrued expenses and other liabilities	(4,243)	31,631
Income taxes receivable and payable, net	(48,000)	(28,232)
Net cash provided by operating activities from continuing operations	241,488	289,167
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(62,369)	(83,797)
Proceeds from sale of assets	400	3,135
Payments for businesses and intangibles acquired, net of cash acquired	(266,843)	(1,265)
Net interest proceeds on swaps designated as net investment hedges	9,986	8,330
Net cash used in investing activities from continuing operations	(318,826)	(73,597)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	1,013,807	25,000
Reduction in borrowings	(788,807)	(185,500)
Debt extinguishment, issuance and amendment fees	(8,440)	(4,964)
Net proceeds from share based compensation plans and the related tax impacts	11,177	14,014
Payments for contingent consideration	(64,135)	(112,006)
Dividends paid	(47,384)	(47,071)
Net cash provided by (used in) financing activities from continuing operations	116,218	(310,527)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(540)	2,651
Net cash (used in) provided by discontinued operations	(540)	2,651
Effect of exchange rate changes on cash and cash equivalents	8,057	(7,311)
Net increase (decrease) in cash and cash equivalents	46,397	(99,617)
Cash and cash equivalents at the beginning of the period	301,083	357,161
Cash and cash equivalents at the end of the period	$347,480	$257,544
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2019	47,536	$47,536	$616,980	$2,824,916	$(344,392)	1,182	$(165,720)	$2,979,320
Cumulative effect adjustment resulting from the adoption of new accounting standards				(791)				(791)
Net income				131,150				131,150
Cash dividends ($0.34 per share)				(15,767)				(15,767)
Other comprehensive loss					(20,327)			(20,327)
Shares issued under compensation plans	24	24	(3,074)			(37)	1,748	(1,302)
Deferred compensation			383			(5)	358	741
Balance at March 29, 2020	47,560	47,560	614,289	2,939,508	(364,719)	1,140	(163,614)	3,073,024
Net income				11,456				11,456
Cash dividends ($0.34 per share)				(15,791)				(15,791)
Other comprehensive income					17,904			17,904
Shares issued under compensation plans	35	35	10,516			(3)	175	10,726
Deferred compensation			—			(1)	83	83
Balance at June 28, 2020	47,595	47,595	624,805	2,935,173	(346,815)	1,136	(163,356)	3,097,402
Net income				116,587				116,587
Cash dividends ($0.34 per share)				(15,826)				(15,826)
Other comprehensive income					23,123			23,123
Shares issued under compensation plans	102	102	14,671			(1)	13	14,786
Deferred compensation			(228)			—	359	131
Balance at September 27, 2020	47,697	$47,697	$639,248	$3,035,934	$(323,692)	1,135	$(162,984)	$3,236,203

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2018	47,248	$47,248	$574,761	$2,427,599	$(341,085)	1,232	$(168,545)	$2,539,978
Cumulative effect adjustment resulting from the adoption of new accounting standards				(1,321)				(1,321)
Net income				40,897				40,897
Cash dividends ($0.34 per share)				(15,650)				(15,650)
Other comprehensive income					396			396
Shares issued under compensation plans	75	75	3,094			(40)	2,029	5,198
Deferred compensation			127			(4)	253	380
Balance at March 31, 2019	47,323	47,323	577,982	2,451,525	(340,689)	1,188	(166,263)	2,569,878
Net income				83,375				83,375
Cash dividends ($0.34 per share)				(15,697)				(15,697)
Other comprehensive income					14,782			14,782
Shares issued under compensation plans	77	77	12,252			(2)	177	12,506
Balance as of June 30, 2019	47,400	47,400	590,234	2,519,203	(325,907)	1,186	(166,086)	2,664,844
Net income				228,929				228,929
Cash dividends ($0.34 per share)				(15,724)				(15,724)
Other comprehensive income					(38,594)			(38,594)
Shares issued under compensation plans	63	63	13,400			(2)	58	13,521
Balance as of September 29, 2019	47,463	$47,463	603,634	$2,732,408	$(364,501)	1,184	(166,028)	2,852,976

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
In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for the fair statement of the financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America ("GAAP") and Rule 10-01 of Securities and Exchange Commission ("SEC") Regulation S-X, which sets forth the instructions for the form and content of presentation of financial statements included in Form 10-Q. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates particularly as it relates to estimates reliant on forecasts and other assumptions impacted by the COVID-19 pandemic, which are described in more detail in the "Risks and Uncertainties" section below. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year.
In accordance with applicable accounting standards and as permitted by Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures that are required to be included in our annual consolidated financial statements. Therefore, our quarterly condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. For the three and nine months ended September 27, 2020 intangible asset amortization expense of $21.2 million and $63.2 million, respectively, is included within costs of good sold. For the three and nine months ended September 29, 2019, we reclassified intangible asset amortization expense of $20.6 million and $62.1 million, respectively, from selling, general and administrative expenses to cost of goods sold for comparability.
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
Note 3 - Net revenues
We primarily generate revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when our products are shipped from the manufacturing or distribution facility. For our Original Equipment and Development Services ("OEM") segment, most revenue is recognized over time because the OEM segment generates revenue from the sale of custom products that have no alternative use and we have an enforceable right to payment to the extent that performance has been completed. We market and sell products through our direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers such as pharmacies, which comprised 87%, 10% and 3% of consolidated net revenues, respectively, for the nine months ended September 27, 2020. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. With respect to the custom products sold in the OEM segment, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table disaggregates revenue by global product category for the three and nine months ended September 27, 2020 and September 29, 2019.

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(Dollars in thousands)
Vascular access	$160,052	$148,681	$475,252	$446,225
Anesthesia	75,647	87,123	216,204	253,098
Interventional	93,187	106,883	275,704	314,852
Surgical	82,223	92,621	224,928	274,911
Interventional urology	81,773	73,629	196,114	201,312
OEM	49,399	55,444	168,618	166,110
Other (1)	86,020	83,938	269,157	257,902
Net revenues (2)	$628,301	$648,319	$1,825,977	$1,914,410
(1) Includes revenues generated from sales of our respiratory and urology products (other than interventional urology products).
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
Note 5 — Restructuring and impairment (credits) charges
2020 Workforce reduction plan
During the second quarter of 2020, we committed to a workforce reduction designed to improve profitability and reduce cost primarily by streamlining certain sales and marketing functions in our EMEA segment and certain manufacturing operations in our OEM segment. The workforce reduction was initiated to further align the business with our high growth strategic objectives. We estimate that we will incur aggregate pre-tax restructuring charges of $10 million to $13 million, consisting primarily of termination benefits, all of which will result in future cash outlays. This program will be substantially complete during 2020 and as a result most of these charges are expected to be incurred prior to the end of 2020.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Footprint realignment plans
We have ongoing restructuring programs primarily related to the relocation of manufacturing operations to existing lower-cost locations and related workforce reductions (referred to as the 2019, 2018 and 2014 Footprint realignment plans). The following tables provide a summary of our cost estimates and other information associated with these ongoing Footprint realignment plans:

	2019 Footprint realignment plan (3)	2018 Footprint realignment plan	2014 Footprint realignment plan (4)
Program expense estimates:	(Dollars in millions)
Termination benefits	$16 to $20	$60 to $70	$12 to $13
Other costs (1)	2 to 2	2 to 4	1 to 2
Restructuring charges	18 to 22	62 to 74	13 to 15
Restructuring related charges (2)	40 to 45	40 to 59	38 to 40
Total restructuring and restructuring related charges	$58 to $67	$102 to $133	$51 to $55
Other program estimates:
Expected cash outlays	$55 to $63	$99 to $127	$42 to $46
Expected capital expenditures	$27 to $33	$19 to $23	$25 to $26
Other program information:
Period initiated	February 2019	May 2018	April 2014
Estimated period of substantial completion	2022	2022 (5)	2022
Aggregate restructuring charges	$14.6	$59.1	$13.5
Restructuring reserve:
Balance as of September 27, 2020	$7.9	$47.2	$3.7
Restructuring related charges incurred:
Three Months Ended September 27, 2020	$4.3	$3.3	$1.0
Nine Months Ended September 27, 2020	$10.7	$6.0	$2.7
Aggregate restructuring related charges	$17.3	$13.2	$35.0
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
(3)During the second quarter of 2020, we refined the disclosed ranges for the program expense and other program estimates in consideration of the progress made to date as well as the actions remaining.
(4)During the second quarter of 2020, we delayed the timing of substantial completion from our prior estimate of 2021 due to an extension in the development and qualification timeline, identified during the second quarter of 2020, for a component to be included in certain of our kits sold by our anesthesia business in North America. The shift in timing also resulted in an increase in the total program cost estimate and related cash outlays and as a result, we increased the high end of the ranges by $3 million. With respect to capital expenditures, we have also refined the range.
(5)We accelerated the timing of substantial completion from our prior estimate of 2024 to take advantage of an opportunity we identified during the second quarter of 2020 to accelerate the recognition of estimated savings.

Three Months Ended September 27, 2020
	Termination benefits	Other costs (1)	Total
	(Dollars in thousands)
2020 Workforce reduction plan	$(471)	$255	$(216)
2019 Footprint realignment plan	(785)	368	(417)
2018 Footprint realignment plan	(3,006)	83	(2,923)
Other restructuring programs (2)	(151)	48	(103)
Restructuring (credits) charges	$(4,413)	$754	$(3,659)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Three Months Ended September 29, 2019
	Termination benefits	Other costs (1)	Total
	(Dollars in thousands)
2019 Footprint realignment plan	$584	$38	$622
2018 Footprint realignment plan	315	74	389
Other restructuring programs (3)	7	250	257
Restructuring charges	$906	$362	$1,268

Nine Months Ended September 27, 2020
	Termination benefits	Other costs (1)	Total
	(Dollars in thousands)
2020 Workforce reduction plan	$10,093	$255	$10,348
2019 Footprint realignment plan	367	459	826
2018 Footprint realignment plan	4,853	216	5,069
Other restructuring programs (2)	(89)	538	449
Restructuring charges	$15,224	$1,468	$16,692

Nine Months Ended September 29, 2019
	Termination benefits	Other costs (1)	Total
	(Dollars in thousands)
2019 Footprint realignment plan	$13,100	$68	$13,168
2018 Footprint realignment plan	(1,523)	782	(741)
Other restructuring programs (3)	195	815	1,010
Restructuring charges	11,772	1,665	13,437
Asset impairment charges	—	6,911	6,911
Restructuring and impairment charges	$11,772	$8,576	$20,348
(1) Other costs include facility closure, contract termination and other exit costs.
(2) Includes the program initiated during third quarter of 2019 as well as the 2016 and 2014 Footprint realignment plans.
(3) Includes the program initiated during third quarter of 2019, the Vascular Solutions integration program (initiated in 2017) as well as the 2016 and 2014 Footprint realignment plans.
Note 6 — Inventories
Inventories as of September 27, 2020 and December 31, 2019 consisted of the following:

	September 27, 2020	December 31, 2019
	(Dollars in thousands)
Raw materials	$135,059	$114,302
Work-in-process	73,375	71,479
Finished goods	317,691	290,776
Inventories	$526,125	$476,557

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 7 — Goodwill and other intangible assets
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 27, 2020:

	Americas	EMEA	Asia	OEM	Total
	(Dollars in thousands)
December 31, 2019	$1,550,925	$475,772	$213,725	$4,883	$2,245,305
Goodwill related to acquisitions	—	—	—	107,127	107,127
Currency translation adjustment	(2,824)	12,636	1,593	—	11,405
September 27, 2020	$1,548,101	$488,408	$215,318	$112,010	$2,363,837
The gross carrying amount of, and accumulated amortization relating to, intangible assets as of September 27, 2020 and December 31, 2019 were as follows:

	Gross Carrying Amount		Accumulated Amortization
	September 27, 2020	December 31, 2019	September 27, 2020	December 31, 2019
	(Dollars in thousands)
Customer relationships	$1,169,307	$1,021,852	$(408,372)	$(367,585)
In-process research and development	28,735	27,940	—	—
Intellectual property	1,394,676	1,351,990	(466,330)	(402,340)
Distribution rights	23,604	23,369	(19,829)	(18,859)
Trade names	566,532	563,315	(61,911)	(50,718)
Non-compete agreements	23,479	22,618	(20,961)	(15,297)
	$3,206,333	$3,011,084	$(977,403)	$(854,799)

Note 8 — Borrowings
Our borrowings at September 27, 2020 and December 31, 2019 were as follows:

	September 27, 2020	December 31, 2019
	(Dollars in thousands)
Senior Credit Facility:
Revolving credit facility, at a rate of 1.65% at September 27, 2020, due 2024	$—	$300,000
Term loan facility, at a rate of 1.65% at September 27, 2020, due 2024	673,000	673,000
4.875% Senior Notes due 2026	400,000	400,000
4.625% Senior Notes due 2027	500,000	500,000
4.25% Senior Notes due 2028	500,000	—
Securitization program, at a rate of 1.25% at September 27, 2020	75,000	50,000
	2,148,000	1,923,000
Less: Unamortized debt issuance costs	(20,427)	(14,057)
	2,127,573	1,908,943
Current borrowings	(91,750)	(50,000)
Long-term borrowings	$2,035,823	$1,858,943
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
Note 9 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We enter into the non-designated foreign currency forward contracts for periods consistent with our currency translation exposures, which generally approximate one month. For the three and nine months ended September 27, 2020 we recognized a loss of $0.9 million and $0.1 million, respectively, related to non-designated foreign currency forward contracts. For the three and nine months ended September 29, 2019 we recognized losses of $1.9 million and $3.5 million, respectively, related to non-designated foreign currency forward contracts.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of September 27, 2020 and December 31, 2019 was $136.9 million and $132.0 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of September 27, 2020 and

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

December 31, 2019 was $166.2 million and $145.1 million, respectively. All open foreign currency forward contracts as of September 27, 2020 have durations of 12 months or less.
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
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI"). For the three and nine months ended September 27, 2020, we recognized foreign exchange losses of $23.2 million and $5.6 million, respectively, within AOCI related to the cross-currency swaps. For the three and nine months ended September 29, 2019, we recognized foreign exchange gains of $23.5 million and $29.4 million, respectively, within AOCI related to the cross-currency swaps. For the three and nine months ended September 27, 2020, we recognized $4.7 million and $14.5 million, respectively, in interest benefit related to the cross-currency swaps. For the three and nine months ended September 29, 2019, we recognized $5.0 million and $13.8 million, respectively, in interest benefit related to the cross-currency swaps.
Balance sheet presentation
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative financial instruments as of September 27, 2020 and December 31, 2019:

	September 27, 2020	December 31, 2019
	(Dollars in thousands)
Asset derivatives:
Designated foreign currency forward contracts	$916	$1,659
Non-designated foreign currency forward contracts	81	192
Cross-currency interest rate swaps	25,796	21,575
Prepaid expenses and other current assets	26,793	23,426
Cross-currency interest rate swaps	6,113	13,066
Other assets	6,113	13,066
Total asset derivatives	$32,906	$36,492
Liability derivatives:
Designated foreign currency forward contracts	$2,449	$1,285
Non-designated foreign currency forward contracts	223	102
Other current liabilities	2,672	1,387
Total liability derivatives	$2,672	$1,387
See Note 11 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

There was no ineffectiveness related to our cash flow hedges during the three and nine months ended September 27, 2020 and September 29, 2019.
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
The allowance for credit losses as of September 27, 2020 and December 31, 2019 was $12.9 million and $9.1 million, respectively. The current portion of the allowance for credit losses, which was $8.4 million and $5.3 million as of September 27, 2020 and December 31, 2019, respectively, was recognized as a reduction of accounts receivable, net.
Note 10 — Fair value measurement
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2020 and December 31, 2019:

	Total carrying value at September 27, 2020	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$11,155	$11,155	$—	$—
Derivative assets	32,906	—	32,906	—
Derivative liabilities	2,672	—	2,672	—
Contingent consideration liabilities	21,616	—	—	21,616

	Total carrying value at December 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in thousands)
Investments in marketable securities	$10,926	$10,926	$—	$—
Derivative assets	36,492	—	36,492	—
Derivative liabilities	1,387	—	1,387	—
Contingent consideration liabilities	219,908	—	—	219,908

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
We determine the fair value of the contingent consideration liabilities using a Monte Carlo simulation (which involves a simulation of future revenues during the earn-out period using management's best estimates) or discounted cash flow analysis. Increases in projected revenues, estimated cash flows and probabilities of payment may result in significantly higher fair value measurements; decreases in these items may have the opposite effect. Increases in the discount rates in periods prior to payment may result in significantly lower fair value measurements and decreases in the discount rates may have the opposite effect.
The table below provides additional information regarding the valuation technique and inputs used in determining the fair value of contingent consideration.

Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range (Weighted average)
Milestone-based payments
	Discounted cash flow	Discount rate	2.5% - 3.3% (3.0%)
		Projected year of payment	2020 - 2023
Revenue-based payments
	Monte Carlo simulation	Revenue volatility	22.0%
		Risk free rate	Cost of debt structure
		Projected year of payment	2021 - 2022

	Discounted cash flow	Discount rate	2.2% - 10.0% (8.9%)
		Projected year of payment	2020 - 2029

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information regarding changes in the contingent consideration liabilities during the nine months ended September 27, 2020:

Contingent consideration
(Dollars in thousands)
Balance - December 31, 2019	$219,908
Payments (1)	(143,906)
Revaluations (2)	(54,585)
Translation adjustment	199
Balance - September 27, 2020	$21,616
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

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(Shares in thousands)
Basic	46,530	46,248	46,451	46,156
Dilutive effect of share-based awards	803	928	818	895
Diluted	47,333	47,176	47,269	47,051
The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share were 0.1 million the three and nine months ended September 27, 2020 and September 29, 2019.
The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 27, 2020 and September 29, 2019:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance as of December 31, 2019	$735	$(138,810)	$(206,317)	$(344,392)
Other comprehensive (loss) income before reclassifications	(4,479)	(109)	20,087	15,499
Amounts reclassified from accumulated other comprehensive income	1,021	4,180	—	5,201
Net current-period other comprehensive (loss) income	(3,458)	4,071	20,087	20,700
Balance as of September 27, 2020	$(2,723)	$(134,739)	$(186,230)	$(323,692)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(Dollars in thousands)
Balance as of December 31, 2018	$807	$(131,380)	$(210,512)	$(341,085)
Other comprehensive income (loss) before reclassifications	646	215	(27,562)	(26,701)
Amounts reclassified from accumulated other comprehensive loss	(748)	4,033	—	3,285
Net current-period other comprehensive income	(102)	4,248	(27,562)	(23,416)
Balance as of September 29, 2019	$705	$(127,132)	$(238,074)	$(364,501)
  The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the three and nine months ended September 27, 2020 and September 29, 2019:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(Dollars in thousands)
(Gains) losses on foreign exchange contracts:
Cost of goods sold	$1,899	$(523)	$1,148	$(888)
Total before tax	1,899	(523)	1,148	(888)
Taxes	(155)	46	(127)	140
Net of tax	$1,744	$(477)	$1,021	$(748)
Amortization of pension and other postretirement benefit items (1):
Actuarial losses	$1,731	$1,716	$5,433	$5,194
Prior-service costs	9	21	25	65
Total before tax	1,740	1,737	5,458	5,259
Tax benefit	(411)	(405)	(1,278)	(1,226)
Net of tax	$1,329	$1,332	$4,180	$4,033
Total reclassifications, net of tax	$3,073	$855	$5,201	$3,285
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans.
Note 12 — Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Effective income tax rate	(0.8)%	(132.3)%	7.8%	(48.4)%
The effective income tax rates for the three and nine months ended September 27, 2020 reflect a significant net tax benefit related to share-based compensation. The effective income tax rates for the three and nine months ended September 29, 2019 reflect a discrete tax benefit related to the reduction of a deferred tax liability associated with foreign withholding taxes. Additionally, the effective income tax rate for the nine months ended September 29, 2019 reflects a significant net tax benefit related to share-based compensation.

Note 13 — Commitments and contingent liabilities
Environmental: We are subject to contingencies as a result of environmental laws and regulations that in the future may require us to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by us or other parties. Much of this liability results from the U.S.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Comprehensive Environmental Response, Compensation and Liability Act, often referred to as Superfund, the U.S. Resource Conservation and Recovery Act and similar state laws. These laws require us to undertake certain investigative and remedial activities at sites where we conduct or once conducted operations or at sites where Company-generated waste was disposed.
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At September 27, 2020, we have recorded $0.7 million and $5.7 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of September 27, 2020. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.
Legal matters: We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of September 27, 2020, we have recorded accrued liabilities of $0.2 million in connection with such contingencies, representing our best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters.
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
Tax audits and examinations: We are routinely subject to tax examinations by various tax authorities. As of September 27, 2020, the most significant tax examination in process was in Germany. We may establish reserves with respect to our uncertain tax positions, after we adjust the reserves to address developments with respect to our uncertain tax positions, including developments in this tax examination. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 14 — Segment information
The following tables present our segment results for the three and nine months ended September 27, 2020 and September 29, 2019:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(Dollars in thousands)
Americas	$375,040	$374,493	$1,045,532	$1,092,321
EMEA	135,649	140,518	423,416	442,110
Asia	68,213	77,864	188,411	213,869
OEM	49,399	55,444	168,618	166,110
Net revenues	$628,301	$648,319	$1,825,977	$1,914,410

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(Dollars in thousands)
Americas	$121,760	$81,405	$310,267	$229,513
EMEA	17,702	21,820	53,044	69,670
Asia	10,099	21,460	33,957	50,699
OEM	8,281	16,008	35,624	43,213
Total segment operating profit (1)	157,842	140,693	432,892	393,095
Unallocated expenses (2)	(25,750)	(23,072)	(104,904)	(92,773)
Income from continuing operations before interest and taxes	$132,092	$117,621	$327,988	$300,322
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
(2)Unallocated expenses primarily include manufacturing variances other than fixed manufacturing cost absorption variances, restructuring and impairment charges and gain on sale of assets.

Note 15 — Subsequent event
On October 11, 2020, we executed a definitive agreement to acquire Z-Medica, LLC. ("Z-Medica"), a privately held medical device company that manufactures and sells hemostatic (hemorrhage control) products, which are marketed under the QuikClot, Combat Gauze and QuickClot Control+ brand names and will complement our anesthesia product portfolio. We will acquire Z-Medica for an initial cash purchase price of $500 million. The agreement also provides for an additional payment of up to $25 million upon the achievement of certain commercial milestones. The acquisition is subject to customary closing conditions, including receipt of certain regulatory approvals, and is expected to be completed in the fourth quarter of 2020. In anticipation of the expected completion of this transaction, in October 2020, we drew $500 million in additional borrowings under our revolving credit facility.

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
On October 11, 2020, we executed a definitive agreement to acquire Z-Medica, LLC. ("Z-Medica"), a privately held medical device company that manufactures and sells hemostatic (hemorrhage control) products, which are marketed under the QuikClot, Combat Gauze and QuickClot Control+ brand names. The acquisition, which will complement our anesthesia product portfolio, includes an initial cash purchase price of $500 million and also provides for an additional payment of up to $25 million upon the achievement of certain commercial milestones. We expect the acquisition to be completed in the fourth quarter of 2020, subject to the satisfaction of customary closing conditions, including receipt of certain regulatory approvals.
COVID-19 pandemic
We continue to experience the effects of the global pandemic caused by the COVID-19 novel strain of coronavirus. Among other things, the response to the COVID-19 pandemic has had the effect of reducing the number of elective procedures being carried out, which has impacted and continues to impact some of our product categories, including our interventional urology, surgical, interventional, anesthesia and OEM products, which have experienced and continue to experience decreased demand. We have also experienced and continue to experience increased demand for products used in the treatment of patients with COVID-19, which are mostly concentrated in our respiratory and vascular access product categories. For the three and nine months ended September 27, 2020, each of our segments were negatively impacted by the COVID-19 pandemic due to the reduction in elective procedures and, to a lesser extent, as a result of government-mandated and self-imposed shut-downs in several countries, which were implemented to protect individuals and control the spread of COVID-19. The COVID-19 pandemic is impacting other elements of our operations, as well as our employees, contractors, suppliers, customers and other business partners. To date, we have not experienced significant disruptions in the global supply chain for our products that are in high demand, but, in some cases, delivery times have lengthened, resulting in backorders for some of our products.
In addition, there have been and continues to be impacts on our cost structure resulting from measures that we and other businesses are taking or will take, in accordance with governmental requirements and otherwise, to protect our employees and business partners. We continue to assess the impact on our business (including our employees, customers and suppliers) of travel restrictions, border closures and quarantines as they affect our various sites, including our 35 global manufacturing sites. In most jurisdictions, our manufacturing and distribution sites remain open because we are considered an essential business. However, we have experienced temporary or partial work stoppages in some manufacturing sites in North America and Asia. During the three and nine months ended September 27, 2020, we experienced, and we continue to experience, inefficiencies in our manufacturing operations due to government-mandated and self-imposed restrictions placed on and safety measures implemented at our facilities globally. From an operating expense perspective, we have experienced and continue to experience net decreases in selling, general and administrative expenses as a result of the COVID-19 pandemic due to cost mitigation efforts implemented to control discretionary spending including selling, marketing and travel and entertainment related costs and lower performance related employee-benefit costs.
During the third quarter of 2020 and into the fourth quarter, we have begun to experience instances of improvement in revenue trends for the product categories most impacted by the postponement of non-emergent procedures because of the COVID-19 pandemic. However, we have yet to return to the revenue growth levels that we achieved prior to the onset of the pandemic. In addition, the degree of improvement has varied by product category and by region. It is uncertain whether this trend will continue or if we will again experience a decrease in the number of elective procedures performed as the COVID-19 pandemic evolves, particularly if the virus becomes more prevalent over the fall and winter seasons in the Northern Hemisphere. Overall, we believe that the COVID-19 pandemic will continue to negatively affect our revenues and operations, at least over the near-term. Because of the dynamic nature of the crisis, such as recent regional COVID-19 outbreaks that are impacting the recovery, we cannot accurately predict the extent or duration of the impacts of the pandemic.
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
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net revenues

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(Dollars in millions)
Net revenues	$628.3	$648.3	$1,826.0	$1,914.4
Net revenues for the three months ended September 27, 2020 decreased $20.0 million, or 3.1%, compared to the prior year period, which was primarily attributable to a $37.9 million net decrease in sales volumes of existing products caused by the COVID-19 pandemic partially offset by favorable fluctuations in foreign currency exchange rates and net revenues generated by the IWG High Performance Conductors, Inc. (HPC) acquisition.
Net revenues for the nine months ended September 27, 2020 decreased $88.4 million, or 4.6%, compared to the prior year period, which was primarily attributable to a $110.8 million net decrease in sales volumes of existing products caused by the COVID-19 pandemic partially offset by net revenues generated by the HPC acquisition.

Gross profit

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(Dollars in millions)
Gross profit	$329.3	$355.1	$941.3	$1,031.3
Percentage of sales	52.4%	54.8%	51.6%	53.9%
Gross margin for the three months ended September 27, 2020 decreased 240 basis points, or 4.4%, compared to the prior year period primarily due to lower sales volumes and higher manufacturing costs, both caused by the COVID-19 pandemic, and unfavorable fluctuations in foreign currency exchange rates.
Gross margin for the nine months ended September 27, 2020 decreased 230 basis points, or 4.3%, compared to the prior year period primarily due to lower sales volumes and higher manufacturing costs, both caused by the COVID-19 pandemic.
Selling, general and administrative

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(Dollars in millions)
Selling, general and administrative	$171.7	$209.3	$510.7	$631.7
Percentage of sales	27.3%	32.3%	28.0%	33.0%
Selling, general and administrative expenses for the three months ended September 27, 2020 decreased $37.6 million compared to the prior year period. The decrease was primarily attributable to a benefit from reductions in the estimated fair value of our contingent consideration liabilities, which largely related to revenue-based milestone payments, due to adverse financial projections resulting from the COVID-19 pandemic.
Selling, general and administrative expenses for the nine months ended September 27, 2020 decreased $121.0 million compared to the prior year period. The decrease was primarily attributable to a $95.5 million benefit from reductions in the estimated fair value of our contingent consideration liabilities, which is described above in the section detailing the changes in selling, general and administrative expenses for the three months ended September 27, 2020. The decrease was also attributable to cost mitigation efforts implemented to control discretionary spending in response to the COVID-19 pandemic including reduced selling, marketing and travel and entertainment related activities and lower performance related employee-benefit costs.
Research and development

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(Dollars in millions)
Research and development	$29.2	$28.0	$86.0	$82.7
Percentage of sales	4.7%	4.3%	4.7%	4.3%
The increases in research and development expenses for the three and nine months ended September 27, 2020 compared to the prior year period were primarily attributable to European Union Medical Device Regulation ("EU MDR") related costs partially offset by lower project spend across several of our product portfolios.

Restructuring and impairment (credits) charges
2020 Workforce reduction plan
During the second quarter of 2020, we committed to a workforce reduction designed to improve profitability and reduce cost primarily by streamlining certain sales and marketing functions in our EMEA segment and certain manufacturing operations in our OEM segment. The workforce reduction was initiated to further align the business with our high growth strategic objectives. We estimate that we will incur aggregate pre-tax restructuring charges of $10 million to $13 million, consisting primarily of termination benefits, all of which will result in future cash outlays. This plan will be substantially complete during 2020 and as a result, most of these charges are expected to be incurred prior to the end of 2020. We expect to begin realizing plan-related savings in 2020 and expect to achieve annual pre-tax savings of $11 million to $13 million once the plans are fully implemented.
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
(3)During the second quarter of 2020, we adjusted the estimated ranges for restructuring, restructuring related and total charges to reflect the impacts of the 2020 Workforce reduction plan (which was initiated in the second quarter of 2020) and to reflect changes in estimates related primarily to termination benefits and transfer validation associated with the ongoing restructuring programs. The prior range of total charges for the ongoing restructuring plans was $205 million to $255 million as compared to the current range of $211 million to $255 million.
(4)Most all of the pre-tax savings are expected to result in reductions to selling, general and administrative expenses.
(5)Substantially all of the pre-tax savings are expected to result in reductions to cost of goods sold.
(6)During the second quarter of 2020, we updated our estimated annual pre-tax savings associated with our 2019 and 2014 realignment plans. We now estimate our savings will be $15 million to $17 million and $28 million to $31 million, respectively, compared to our prior estimates of $12 million to $14 million and $26 million to $29 million, respectively. The increases in the savings ranges are the result of additional cost reduction measures and changes in assumptions identified as the programs progressed.
Restructuring and impairment charges (credits) incurred

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(Dollars in millions)
Restructuring and impairment (credits) charges	$(3.7)	$1.3	$16.7	$20.3
Restructuring and impairment credits for the three months ended September 27, 2020 primarily consisted of changes in estimates with respect to termination benefits associated with the 2018 Footprint realignment plan.
Restructuring and impairment charges for the nine months ended September 27, 2020 primarily consisted of termination benefits related to our 2020 Workforce reduction plan and 2018 Footprint realignment plan.
Interest expense

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(Dollars in millions)
Interest expense	$16.7	$19.5	$47.8	$63.0
Average interest rate on debt	2.5%	3.4%	2.5%	3.6%
The decrease in interest expense for the three and nine months ended September 27, 2020 compared to the prior year periods was primarily due to a lower average interest rate resulting from decreases in interest rates associated with our variable interest rate debt instruments partially offset by increases in average debt outstanding.

Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Effective income tax rate	(0.8)%	(132.3)%	7.8%	(48.4)%
The effective income tax rates for the three and nine months ended September 27, 2020 reflect a significant net tax benefit related to share-based compensation. The effective income tax rates for the three and nine months ended September 29, 2019 reflect a discrete tax benefit related to the reduction of a deferred tax liability associated with foreign withholding taxes. Additionally, the effective income tax rate for the nine months ended September 29, 2019 reflects a significant net tax benefit related to share-based compensation.
Segment Financial Information

Segment net revenues
	Three Months Ended			Nine Months Ended
	September 27, 2020	September 29, 2019	% Increase/ (Decrease)	September 27, 2020	September 29, 2019	% Increase/ (Decrease)
	(Dollars in millions)
Americas	$375.0	$374.5	0.1	$1,045.6	$1,092.3	(4.3)
EMEA	135.7	140.5	(3.5)	423.4	442.1	(4.2)
Asia	68.2	77.9	(12.4)	188.4	213.9	(11.9)
OEM	49.4	55.4	(10.9)	168.6	166.1	1.5
Segment net revenues	$628.3	$648.3	(3.1)	$1,826.0	$1,914.4	(4.6)

Segment operating profit
	Three Months Ended			Nine Months Ended
	September 27, 2020	September 29, 2019	% Increase/ (Decrease)	September 27, 2020	September 29, 2019	% Increase/ (Decrease)
	(Dollars in millions)
Americas	$121.8	$81.4	49.6	$310.3	$229.5	35.2
EMEA	17.7	21.8	(18.9)	53.0	69.7	(23.9)
Asia	10.1	21.5	(52.9)	34.0	50.7	(33.0)
OEM	8.2	16.0	(48.3)	35.6	43.2	(17.6)
Segment operating profit (1)	$157.8	$140.7	12.2	$432.9	$393.1	10.1
(1)See Note 14 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest and taxes.
Comparison of the three and nine months ended September 27, 2020 and September 29, 2019
Americas
Americas net revenues for the three months ended September 27, 2020 increased $0.5 million, or 0.1%, compared to the prior year period. The increase was primarily attributable to price increases of $1.8 million and an increase in new product sales partially offset by a $1.5 million net decrease in sales volumes of existing products caused by the COVID-19 pandemic.
Americas net revenues for the nine months ended September 27, 2020 decreased $46.7 million, or 4.3%, compared to the prior year period, which was primarily attributable to a net decrease in sales volumes of existing products caused by the COVID-19 pandemic.
Americas operating profit for the three months ended September 27, 2020 increased $40.4 million, or 49.6%, compared to the prior year period, which was primarily attributable to a benefit from a reduction in the estimated fair value of our contingent consideration liabilities, which largely relate to revenue-based milestone payments, due to adverse financial projections resulting from the COVID-19 pandemic.
Americas operating profit for the nine months ended September 27, 2020 increased $80.8 million, or 35.2%, compared to the prior year period, which was primarily attributable to a benefit from a reduction in the estimated fair value of our contingent consideration liabilities partially offset by a decrease in gross profit resulting from lower sales caused by the COVID-19 pandemic.
EMEA
EMEA net revenues for the three months ended September 27, 2020 decreased $4.8 million, or 3.5%, compared to the prior year period, which was primarily attributable to a $10.8 million net decrease in sales volumes of existing products largely caused by the COVID-19 pandemic partially offset by favorable fluctuations in foreign currency exchange rates of $5.4 million.
EMEA net revenues for the nine months ended September 27, 2020 decreased $18.7 million, or 4.2%, compared to the prior year period, which was primarily attributable to a net decrease in sales volumes of existing products largely caused by the COVID-19 pandemic.
EMEA operating profit for the three months ended September 27, 2020 decreased $4.1 million, or 18.9%, compared to the prior year period, which was primarily attributable to a decrease in gross profit, resulting from lower sales caused by the COVID-19 pandemic partially offset by favorable mix, and an increase in research and development expenses. The decreases in operating profit were partially offset by lower selling, general and administrative expenses, also caused by the COVID-19 pandemic, and favorable fluctuations in foreign currency exchange rates.
EMEA operating profit for the nine months ended September 27, 2020 decreased $16.7 million, or 23.9%, compared to the prior year period, which was primarily attributable to a decrease in gross profit resulting from lower sales and higher manufacturing costs, both caused by the COVID-19 pandemic, an increase in research and development expenses and unfavorable fluctuations in foreign currency exchange rates partially offset by lower selling, general and administrative expenses also caused by the COVID-19 pandemic.
Asia
Asia net revenues for the three months ended September 27, 2020 decreased $9.7 million, or 12.4%, compared to the prior year period, which was primarily attributable to a net decrease in sales volumes of existing products caused by the COVID-19 pandemic.
Asia net revenues for the nine months ended September 27, 2020 decreased $25.5 million, or 11.9%, compared to the prior year period, which was primarily attributable to a net decrease in sales volumes of existing products caused by the COVID-19 pandemic.
Asia operating profit for the three months ended September 27, 2020 decreased $11.4 million, or 52.9%, compared to the prior year period, which was primarily attributable a decrease in gross profit resulting from lower sales and unfavorable product mix, both caused by the COVID-19 pandemic, which were partially offset by lower selling, general and administrative expense also caused by the COVID-19 pandemic.
Asia operating profit for the nine months ended September 27, 2020 decreased $16.7 million, or 33.0%, compared to the prior year period, which was primarily attributable to the COVID-19 pandemic, which caused a decrease in gross profit resulting from lower sales caused by the COVID-19 pandemic and unfavorable fluctuations in foreign currency exchange rates, partially offset by lower selling, general and administrative expenses also caused by the COVID-19 pandemic.
OEM
OEM net revenues for the three months ended September 27, 2020 decreased $6.0 million, or 10.9%, compared to the prior year period, which was primarily attributable to a $12.6 million net decrease in sales volumes of existing products caused by the COVID-19 pandemic partially offset by net revenues of $6.1 million generated by the HPC acquisition.
OEM net revenues for the nine months ended September 27, 2020 increased $2.5 million, or 1.5%, compared to the prior year period, which was primarily attributable to net revenues of $20.1 million generated by the HPC acquisition, partially offset by a $17.4 million net decrease in sales volumes of existing products caused by the COVID-19 pandemic.
OEM operating profit for the three months ended September 27, 2020 decreased $7.8 million, or 48.3%, compared to the prior year period, which was primarily attributable to a decrease in gross profit resulting from lower sales caused by the COVID-19 pandemic.

OEM operating profit for the nine months ended September 27, 2020 decreased $7.6 million, or 17.6%, compared to the prior year period, which was primarily attributable to a decrease in gross profit resulting from lower sales caused by the COVID-19 pandemic and expenses incurred in connection with the HPC acquisition.

Liquidity and Capital Resources
While the potential economic impact resulting from the COVID-19 pandemic and the extent and duration of the pandemic's impact are difficult to assess or predict, the impact of the pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. In consideration of the significant uncertainty created by the COVID-19 pandemic, we are continuing to assess our liquidity and anticipated capital requirements. For the nine months ended September 27, 2020, we improved our liquidity position by paying off the borrowings outstanding under our revolving credit facility and increasing long-term borrowings by $500.0 million through the issuance of our 2028 Senior Notes. Additionally, we generated operating cash flows of $241.5 million for the nine months ended September 27, 2020. Notwithstanding the significant uncertainty created by the COVID-19 pandemic, we believe our cash flow from operations, available cash and cash equivalents and borrowings under our revolving credit facility will enable us to fund our operating requirements, capital expenditures and debt obligations for the next 12 months and the foreseeable future. We have net cash provided by United States based operating activities as well as non-United States sources of cash available to help fund our debt service requirements in the United States. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis.
In consideration of the COVID-19 pandemic, we are closely monitoring our receivables and payables. To date, we have not experienced significant payment defaults by, or identified other collectability concerns with, our customers, and we have sufficient lending commitments in place to enable us to fund our anticipated additional operating needs.
In anticipation of the expected completion of the Z-Medica acquisition in the fourth quarter of 2020, we drew $500 million in additional borrowings under our revolving credit facility in October 2020.
Cash Flows
Net cash provided by operating activities from continuing operations was $241.5 million for the nine months ended September 27, 2020 as compared to net cash provided by operating activities of $289.2 million for the nine months ended September 29, 2019. The $47.7 million decrease was primarily attributable to an increase in contingent consideration payments and tax payments. The decreases in operating cash flows were partially offset by favorable changes in other working capital driven by higher accounts receivable collections.
Net cash used in investing activities from continuing operations was $318.8 million for the nine months ended September 27, 2020, which included a $260.0 million payment for the acquisition of HPC, capital expenditures of $62.4 million and net interest proceeds on swaps designated as net investment hedges of $10.0 million.
Net cash provided by financing activities from continuing operations was $116.2 million for the nine months ended September 27, 2020, which reflected a net increase in borrowings of $225.0 million primarily resulting from the issuance of the $500 million of 4.25% Senior Notes due 2028 (the "2028 Notes") partially offset by repayments on our revolving credit facility. Net cash used in financing activities for the nine months ended September 27, 2020 also reflects contingent consideration payments of $64.1 million and dividend payments of $47.4 million.
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
As of September 27, 2020, we were in compliance with these requirements. The obligations under the Credit Agreement, the 2026 Notes, 2027 Notes and 2028 Notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the Credit Agreement are (subject to certain exceptions and limitations) secured by a lien on substantially all of the assets owned by us and each guarantor.
Summarized Financial Information – Obligor Group
The 2026 Notes and 2027 Notes (collectively, the "Senior Notes") are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes is guaranteed, jointly and severally, by an enumerated group of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. Summarized financial information for the Parent and Guarantor Subsidiaries (collectively, the “Obligor Group”) as of September 27, 2020 and December 31, 2019 and for the nine months ended September 27, 2020 is as follows:

	Nine Months Ended
	September 27, 2020
	(Dollars in millions)
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Net revenue	$1,266.8	$140.0	$1,126.8
Cost of goods sold	767.2	227.6	539.6
Gross profit	499.6	(87.6)	587.2
Income from continuing operations	134.2	(18.4)	152.6
Net income	134.2	(18.4)	152.6

	September 27, 2020			December 31, 2019
	(Dollars in millions)
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Total current assets	$811.9	$80.9	$731.0	$735.8	$51.8	$684.0
Total assets	5,279.8	1,419.1	3,860.7	4,847.9	1,237.7	3,610.2
Total current liabilities	787.3	574.1	213.2	852.5	500.8	351.7
Total liabilities	3,781.5	878.7	2,902.8	3,659.5	752.4	2,907.1
The same accounting policies as described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 are used by the Parent Company and each of its subsidiaries in connection with the summarized financial information presented above. The Intercompany column in the table above represents transactions between and among the Obligor Group and non-guarantor subsidiaries (i.e. those subsidiaries of the Parent Company that have not guaranteed payment of the Senior Notes). Obligor investments in non-guarantor subsidiaries and any related activity are excluded from the financial information presented above. The summarized financial information presented above for the Obligor Group as of and for the nine months ended September 27, 2020 gives effect to the 2028 Notes issued in a private offering in May 2020.
Contractual obligations
The following table sets forth our contractual obligations solely related to our total borrowings and interest as of September 27, 2020, which, as a result of the issuance of the 2028 Notes and the borrowing activity occurring during the nine months ended September 27, 2020 as described above in "Borrowings", have significantly changed since December 31, 2019:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
		(Dollars in millions)
Total borrowings	$2,148.0	$91.8	$61.2	$595.0	$1,400.0
Interest obligations (1)	486.1	78.6	154.0	134.1	119.4

(1)Interest payments on floating rate debt are based on the interest rate in effect on September 27, 2020.

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
Forward-Looking Statements
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks and uncertainties, which are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed or implied by these forward-looking statements due to a number of factors, including the adverse economic conditions associated with the COVID-19 global health pandemic and the associated financial crisis, stay-at-home and other orders, which could cause material delays and cancellations of elective procedures, curtailed or delayed spending by customers and result in disruptions to our supply chain, closure of our facilities, delays in product launches or diversion of management and other resources to respond to the COVID-19 pandemic; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 pandemic disrupts local economies and causes economies to enter prolonged recessions; changes in business relationships with and purchases by or from major customers or suppliers; delays or cancellations of shipments; demand for and market acceptance of new and existing products; our inability to provide products to our customers, which may be due to, among other things, events that impact key distributors, suppliers and vendors that sterilize our products; our inability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with our expectations; our inability to effectively execute our restructuring plans and programs; our inability to realize anticipated savings from restructuring plans and programs; the impact of enacted healthcare reform legislation and proposals to amend, replace or repeal the legislation; changes in Medicare, Medicaid and third party coverage and reimbursements; the impact of tax legislation and related regulations; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; global economic factors, including currency exchange rates, interest rates, trade disputes and sovereign debt issues; difficulties in entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019 as well as Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 29, 2020 and June 28, 2020, and of this report. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of September 27, 2020 and December 31, 2019, we have accrued liabilities of approximately $0.2 million and $0.4 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that the outcome of any outstanding lawsuits or claims is likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors
See the information set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 29, 2020 and June 28, 2020. There have been no significant changes in risk factors for the quarter ended September 27, 2020 except as set forth below. The risk factor set forth below replaces in their entireties the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019 with the title “Our results of operations and financial condition may be adversely affected by public health epidemics, including the novel coronavirus reported to have originated in Wuhan, China,” and in our Quarterly Reports on Form 10-Q for the quarters ended March 29, 2020 and June 28, 2020 with the title “Our results of operations and financial condition may be adversely affected by public health epidemics, including the ongoing COVID-19 global health pandemic.”:
Our results of operations and financial condition may be adversely affected by public health epidemics, including the ongoing COVID-19 global health pandemic.

On March 11, 2020, the World Health Organization declared the global outbreak of COVID-19 to be a pandemic. The COVID-19 pandemic has significantly impacted economic activity and markets around the world. If the pandemic continues and conditions worsen, particularly if the virus becomes more prevalent over the fall and winter seasons in the Northern Hemisphere, it could negatively impact our business, results of operations, financial condition and liquidity in numerous ways, including, but not limited to, those outlined below:
•It has resulted, and we expect it will continue to result, in lower revenues in certain of our product categories, including our interventional urology (which revenues are primarily concentrated in our Americas segment), surgical, interventional, anesthesia and OEM product categories, in which we sell products largely utilized in elective procedures, which have been significantly reduced or suspended due to the pandemic.
•It has resulted in higher revenues in our respiratory and vascular access product categories. However, we are unable to predict how long this sustained demand will last or how significant it will be.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

On October 27, 2020, James J. Leyden notified us that he will retire from the company on March 31, 2021 to pursue a career in public interest. Leading up to his retirement, Mr. Leyden will continue to serve in his current role as our Corporate Vice President, General Counsel and Secretary until December 31, 2020. Thereafter, Mr. Leyden will remain employed as a senior advisor until his retirement date to assist with the transition of his duties and responsibilities. From January 1, 2021 to his retirement date, Mr. Leyden’s base salary and benefits will be reduced to a level commensurate with his senior advisor role.

On October 27, 2020, our Board of Directors appointed Daniel V. Logue to succeed Mr. Leyden as Corporate Vice President, General Counsel and Secretary of Teleflex, effective January 1, 2021. Mr. Logue, who joined Teleflex in 2004, has served as Deputy General Counsel of the company since February 2017. Previously, Mr. Logue held the positions of Associate General Counsel from March 2013 to January 2017 and Assistant General Counsel from June 2004 to February 2013.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.		Description

10.1	—	Employment Agreement, dated September 1, 2020, between Teleflex Medical Europe Limited and Mario Wijker.
10.2	—	Senior Executive Officer Severance Agreement, dated September 1, 2020, between Teleflex Medical Europe Limited and Mario Wijker.
10.3	—	Executive Change In Control Agreement, dated September 1, 2020, between the Company and Mario Wijker.
31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
32.1	—	Certification of Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	—	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 27, 2020, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Cover Page; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 27, 2020 and September 29, 2019; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 27, 2020 and September 29, 2019; (iv) the Condensed Consolidated Balance Sheets as of September 27, 2020 and December 31, 2019; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2020 and September 29, 2019; (vi) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 27, 2020 and September 29, 2019; and (vii) Notes to Condensed Consolidated Financial Statements.
104.1	—	The cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2020, formatted in inline XBRL (included in Exhibit 101.1).

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
Dated: October 29, 2020