Form 10-K
period 2020-12-31
TELEFLEX INC
filed 2021-02-25
CIK 96943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨ ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (28,959,834 shares) on June 26, 2020 (the last business day of the registrant’s most recently completed fiscal second quarter) was $10,305,936,126(1). The aggregate market value was computed by reference to the closing price of the Common Stock on such date, as reported by the New York Stock Exchange.

The registrant had 46,689,810 shares of Common Stock outstanding as of February 23, 2021
DOCUMENT INCORPORATED BY REFERENCE:

Certain provisions of the registrant’s definitive proxy statement in connection with its 2021 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s fiscal year, are incorporated by reference in Part III hereof.
(1) For purposes of this computation only, the registrant has defined “affiliate” as including executive officers and directors of the registrant and owners of more than five percent of the common stock of the registrant, without conceding that all such persons are “affiliates” for purposes of the federal securities laws.

TELEFLEX INCORPORATED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

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
Our research and development capabilities, commitment to engineering excellence and focus on low-cost manufacturing enable us to bring to market cost effective, innovative products that improve the safety, efficacy and quality of healthcare. Our research and development initiatives focus on developing these products for both existing and new therapeutic applications, as well as developing enhancements to, and product line extensions of, existing products. During 2020 we introduced several product line extensions and three new products. Our portfolio of existing products and products under development consists primarily of Class I and Class II medical devices, most of which require 510(k) clearance by the U.S. Food and Drug Administration ("FDA") for sale in the U.S., and some of which are exempt from the requirement to obtain 510(k) clearance. We believe that seeking 510(k) clearance or qualifying for 510(k)-exempt status reduces our research and development costs and risks, and typically results in a shorter timetable for new product introductions as compared to the premarket approval, or PMA, process that would be required for Class III medical devices. See "Government Regulation" below for additional information.
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
OUR SEGMENTS
We have four segments: Americas, EMEA (Europe, the Middle East and Africa), Asia (Asia Pacific) and OEM (Original Equipment Manufacturer and Development Services).
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
Our OEM segment designs, manufactures and supplies devices and instruments for other medical device manufacturers. Our OEM division, which includes the TFX Medical OEM, TFX OEM, Deknatel and HPC Medical brands, provides custom extrusions, micro-diameter film-cast tubing, diagnostic and interventional catheters, balloons and balloon catheters, film-insulated fine wire, coated mandrel wire, conductors, sheath/dilator introducers, specialized sutures and performance fibers, bioabsorbable sutures, yarns and resins.
The following charts depict our net revenues by reportable operating segment as a percentage of our total consolidated net revenues for the years ended December 31, 2020, 2019 and 2018.
OUR PRODUCTS
Our product categories within our geographic segments include vascular access, anesthesia, interventional, surgical, interventional urology, respiratory and urology. Each of these categories and the key products sold therein are described in more detail below.
Vascular Access: Our Vascular Access product category offers devices that facilitate a variety of critical care therapies and other applications with a focus on helping reduce vascular-related complications. These products primarily consist of our Arrow branded catheters, catheter navigation and tip positioning systems and our intraosseous, or in the bone, access systems.
Our catheters are used in a wide range of procedures, including the administration of intravenous therapies, the measurement of blood pressure and the withdrawal of blood samples through a single puncture site. Many of our catheters provide antimicrobial and antithrombogenic protection technology that have been shown to reduce the risk of catheter related bloodstream infections and microbial colonization and thrombus accumulation on catheter surfaces.

Our intraosseous access systems are designed for the delivery of medications and fluids when intravenous access is difficult to obtain in emergent, urgent or medically necessary cases. Our products offer a method for vascular access that can be administered quickly and effectively in the hospital and pre-hospital environments and include the EZ-IO Intraosseous Vascular Access System and Arrow FAST1 Sternal Intraosseous Infusion System.
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

OUR MARKETS
We generally serve three end-markets: hospitals and healthcare providers, medical device manufacturers and home care. These markets are affected by a number of factors, including demographics, utilization and reimbursement patterns. The following charts depict the percentage of net revenues for the years ended December 31, 2020, 2019 and 2018 derived from each of our end markets.

GOVERNMENT REGULATION
We are subject to comprehensive government regulation both within and outside the U.S. relating to the development, manufacture, sale and distribution of our products.
Regulation of Medical Devices in the U.S
All of our medical devices manufactured or distributed in the U.S. are subject to requirements set forth by the Federal Food, Drug, and Cosmetic Act (“FDC Act”) and regulations promulgated by the FDA under the FDC Act, which are enforced by the FDA. The FDA and, in some cases, other government agencies administer requirements for the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation, servicing, marketing, importing and exporting of all finished devices intended for human use. Additional FDA requirements include premarket clearance and approval, advertising and promotion, distribution and post-market surveillance of our medical devices and establishment of registration and device listing for our facilities.

Unless an exemption, pre-amendment grandfather status (that is, medical devices legally marketed in the U.S. before May 28, 1976) or FDA enforcement discretion applies, each medical device that we market in the U.S. must first receive either clearance as a Class I or, typically, a Class II device (after submitting a premarket notification (“510(k)”) or approval as a Class III device (after filing a premarket approval application (“PMA”)) from the FDA pursuant to the FDC Act. To obtain 510(k) clearance, a manufacturer must demonstrate to the FDA that the proposed device is substantially equivalent to a legally marketed device (a 510(k)-cleared device, pre-amendment device for which FDA has not called for PMAs or a device with a de novo authorization), referred to as the "predicate device." Substantial equivalence is established by the applicant showing that the proposed device has the same intended use as the predicate device, and it either has the same technological characteristics or has been shown to be equally safe and effective and does not raise different questions of safety and effectiveness as compared to the predicate device. The FDA’s 510(k) clearance process requires regulatory competence to execute and usually takes four to nine months, but it can last longer. A device that is not eligible for the 510(k) process because there is no predicate device may be reviewed by the FDA through the de novo process (the process for granting marketing authorization when no substantially equivalent device exists) if the FDA agrees it is a low to moderate risk device. A device not eligible for 510(k) clearance or de novo authorization is categorized as Class III and must follow the PMA approval pathway, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. The process of obtaining PMA approval also requires specific regulatory competence and is more costly, lengthy and uncertain than the 510(k) or de novo processes. The PMA process generally takes from one to three years or even longer. Our portfolio of existing products and pipeline of potential new products consist primarily of Class I (510(k) exempt) and Class II devices that require 510(k) clearance, although a few are 510(k)-

exempt. In addition, certain modifications made to devices after they receive clearance or approval may require a new 510(k) clearance or approval of a PMA or PMA supplement. We cannot be sure that 510(k) clearance or PMA approval will be obtained in a timely matter if at all for any device that we propose to market.
A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) clearance or a de novo authorization. The sponsor of a clinical trial must comply with and conduct the study in accordance with the applicable federal regulations, including FDA’s requirements for investigational device exemptions (“IDE”) requirements and good clinical practice (“GCP”). Clinical trials must also be approved by an institutional review board ("IRB"), which is an appropriately constituted group that has been formally designated to review biomedical research involving human subjects and which has the authority to approve, require modifications to, or disapprove research to protect the rights, safety, and welfare of human research subjects. The FDA may order the temporary or permanent hold or discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects. An IRB may also require the clinical trial to be halted at a given clinical trial site for failure to comply with the IRB’s requirements or to adequately ensure the protection of human subjects, or may impose other conditions. Conducting medical device clinical trials is a complex and costly activity and frequently requires the use of outsourced resources that specialize in planning, conducting and/or monitoring the clinical trial for the medical device manufacturer.
A device placed on the market must comply with numerous regulatory requirements. Those regulatory requirements include, but are not limited to, the following:
•device listing and establishment registration;
•adherence to the Quality System Regulation (“QSR”), which requires stringent design, testing, control, documentation, complaint handling and other quality assurance procedures;
•labeling, including advertising and promotion, requirements;
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
Our manufacturing facilities, as well as those of certain of our suppliers, are subject to periodic and for-cause inspections by FDA personnel to verify compliance with the QSR (21 CFR Part 820) as well as other regulatory requirements. Similar inspections and audits are performed by Notified Bodies to verify compliance to applicable ISO standards (e.g. ISO 13485:2016), by auditing organizations under the Medical Device Single Audit Program ("MDSAP") applicable to regulatory requirements of Australia, Brazil, Canada, Japan and the U.S., and/or by regulatory authorities to verify compliance with medical device regulations and requirements from the countries in which we distribute product. If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, it could institute a wide variety of enforcement actions, ranging from issuance of a warning or untitled letter to more severe sanctions, such as product recalls or seizures, civil penalties, consent decrees, injunctions, criminal prosecution, operating restrictions, partial suspension or total shutdown of production, refusal to permit importation or exportation, refusal to grant, or delays in granting, clearances or approvals or withdrawal or suspension of existing clearances or approvals. The FDA also has the authority under certain circumstances to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us.  Any of these actions could have an adverse effect on our business.
Regulation of Medical Devices Outside of the U.S.
Medical device laws also are in effect in many of the markets outside of the U.S. in which we do business. These laws range from comprehensive device approval requirements for some or all of our products to requests for product data or certifications. Inspection of and controls over manufacturing, as well as monitoring of device-related adverse events, are components of most of these regulatory systems. Manufacturing certification requirements and audits through the MDSAP program or other regulatory authority inspections also apply. In addition, the European Union (“EU”) has adopted the EU Medical Device Regulation (the “EU MDR”), which imposes stricter requirements for the marketing and sale of medical devices (as compared to the predecessor Medical Device Directive), including in the area of clinical evaluation requirements, quality systems, economic operators and post-market surveillance. Manufacturers of currently marketed medical devices will have until May 2021 to meet the requirements of the EU MDR. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.
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
In addition, we are subject to various federal and state reporting and disclosure requirements related to the healthcare industry. Rules issued by the Centers for Medicare & Medicaid Services ("CMS") require us to collect and report information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members. Effective January 2022, we will also be required to collect and report information on payments or transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse-midwives. The reported data is available to the public on the CMS website. Failure to submit required information may result in civil monetary penalties. In addition, several states now require medical device companies to report expenses relating to the marketing and promotion of device products and to report gifts and payments to individual physicians in these states.  Other states prohibit various other marketing-related activities. The federal government and certain other states require the posting of information relating to clinical studies and their outcomes. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with the different compliance and/or reporting requirements among a number of jurisdictions increases the possibility that a healthcare company may violate one or more of the requirements, resulting in increased compliance costs that could adversely impact our results of operations.
Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”), imposed regulatory mandates and other measures designed to contain the cost of healthcare, in addition to annual reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians or teaching hospitals. Violations of these laws are punishable by a range of fines, penalties and other sanctions.
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
HUMAN CAPITAL RESOURCES
As of December 31, 2020, we employed approximately 14,000 employees including 4,000 employees in the U.S. and 10,000 employees in 31 other countries around the world. Our manufacturing employees make up 58% of the total employee population, and are located primarily in Mexico, Malaysia and the Czech Republic. Our commercial organization comprises 25% of the employee base, located throughout the globe. The remaining 17% of employees work in various corporate functions, based in each of our locations.
We believe our employees are a significant differentiating factor and play a critical role in our ability to deliver on our commitments to patients and execute our strategy to our customers and shareholders. Our management team places significant focus and attention to matters affecting our people, particularly our commitment to our Core Values, capability development, total rewards and diversity, as well as how each employee experiences our culture.
Culture
The culture of our organization is critical to the human capital we attract, develop and retain and who, in turn, contribute to the results and success of our organization. Our culture is framed by our Core Values – building trust, entrepreneurial spirit and making our workplace fun, with people at the center of all we do. We strive to develop and sustain our culture by embedding these values in all aspects of our organization, including our human capital strategies.
Talent Management, Development and Learning
We are committed to providing our employees with opportunities for growth, development and career advancement and to building a high-performance culture that supports our Core Values throughout the employee lifecycle. We have implemented a talent management process that provides regular coaching check-ins between employees and their manager to review the employee’s developmental objectives and career progression. We also regularly review our talent portfolio and succession plans to ensure we can deliver on our company strategy.
In addition, we offer a number of internal educational and training resources to employees throughout our organization. Among these resources is the Teleflex Academy, a curriculum that provides learning opportunities for our employees to further develop their skills and receive training across broad subject areas such as leadership; communications; diversity, equity and inclusion; sales; customer service; and business acumen.
Diversity, Equity and Inclusion
We believe that diversity, equity, and inclusion (DEI) drives value for employees, patients, customers and shareholders by engaging a broad range of perspectives and experiences to enrich our offering to these communities. We are continuing to cultivate this diversity through the efforts of our Corporate DEI Council and four regional DEI councils (North America, Latin America, EMEA and APAC), whose goals include supporting the attraction, development and retention of diverse employees in alignment with our Core Values.
One pillar of our DEI platform includes sponsoring our globally expanding Employee Resource Groups (ERGs) which we initiated with Women Inspiring Learning and Leadership in 2016, and which have since grown to include several other ERGs as of the end of 2020. Our ERGs are managed by employees and participation is open to all.
In our efforts to provide a diverse slate of candidates to our hiring managers, we deploy several recruitment channels to source talent from a variety of organizations including multiple social media outlets, co-op placement, local universities and technology institutes. We also work with numerous external recruiting firms that focus on diverse candidates.

Total Rewards
We actively manage our global compensation and benefit programs to ensure we can attract and retain the critical human capital we need to continue to deliver on our commitments to employees, customers, patients and shareholders. We believe our compensation offering is aligned to competitive market pay levels and, along with our culture and Core Values, acts to incentivize the right behaviors and actions to achieve the best results for the organization. We structure our compensation to include a mix of pay components of base salary, short-term cash incentives and long-term incentives. We offer our employees health, welfare and retirement benefits and have implemented policies addressing paid time off, flexible work schedules, employee assistance, parental leave and family benefits, among others.
Environmental, Health and Safety
Our Environmental Health and Safety (EHS) vision is to protect the safety and health of Teleflex personnel and the environments in which we operate. We have a vested interest in protecting our most valuable assets – our employees. Everyone is a steward of EHS, fostering a culture of being actively responsible in all our operations. We remain fully committed to complying with all relevant EHS legislation and to achieving our vision. We have and will continue to expend resources to construct, maintain, operate and improve our facilities across the globe for environmental, health, safety and sustainability of our operations. For example, in response to the risks associated with the COVID-19 pandemic, we have expended resources to implement various safety measures, including implementing social distancing protocols and expanding personal protective equipment availability and usage, across our facilities globally in an effort to protect the health and safety of our employees and others.
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
We are a Delaware corporation incorporated in 1943. Our executive offices are located at 550 East Swedesford Road, Suite 400, Wayne, PA 19087.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names and ages of our executive officers and the positions and offices held by each such officer are as follows:

Name	Age	Positions and Offices with Company
Liam J. Kelly	54	Chairman, President and Chief Executive Officer
Thomas E. Powell	59	Executive Vice President and Chief Financial Officer
Cameron P. Hicks	56	Corporate Vice President, Human Resources and Communications
Daniel V. Logue	47	Corporate Vice President, General Counsel and Secretary
Jay White	47	Corporate Vice President and President, Global Commercial
Mario Wijker	53	Corporate Vice President, QA/RA
James Winters	48	Corporate Vice President, Manufacturing and Supply Chain
Mr. Kelly has been our President and Chief Executive Officer since January 2018 and has been Chairman of our Board of Directors since May 2020. From May 2016 to December 31, 2017, Mr. Kelly served as our President and Chief Operating Officer. From April 2015 to April 2016, he served as Executive Vice President and Chief Operating Officer. From April 2014 to April 2015, Mr. Kelly served as Executive Vice President and President, Americas. From June 2012 to April 2014 Mr. Kelly served as Executive Vice President and President, International. He also has held several positions with regard to our EMEA segment, including President from June 2011 to June 2012, Executive Vice President from November 2009 to June 2011, and Vice President of Marketing from April 2009 to November 2009. Prior to joining Teleflex, Mr. Kelly held various senior level positions with Hill-Rom Holdings, Inc., a medical device company, from October 2002 to April 2009, serving as its Vice President of International Marketing and R&D from August 2006 to February 2009.
Mr. Powell has been our Executive Vice President and Chief Financial Officer since February 2013. From March 2012 to February 2013, Mr. Powell was Senior Vice President and Chief Financial Officer. He joined Teleflex in August 2011 as Senior Vice President, Global Finance. Prior to joining Teleflex, Mr. Powell served as Chief Financial Officer and Treasurer of Tomotherapy Incorporated, a medical device company, from June 2009 until June 2011. In 2008, he served as Chief Financial Officer of Textura Corporation, a software provider. From April 2001 until January 2008, Mr. Powell was employed by Midway Games, Inc., a software provider, serving as its Executive Vice President, Chief Financial Officer and Treasurer from September 2001 until January 2008. Mr. Powell has also held leadership positions with Dade Behring, Inc., PepsiCo, Bain & Company, Tenneco Inc. and Arthur Andersen & Company.
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
Mr. Logue has been our Corporate Vice President, General Counsel and Secretary since January 2021. Mr. Logue joined Teleflex in 2004 and previously held the positions of Deputy General Counsel from February 2017 to December 2020, Associate General Counsel from March 2013 to January 2017 and Assistant General Counsel from June 2004 to February 2013. Prior to joining Teleflex, Mr. Logue was an associate at the law firm of Pepper Hamilton LLP (now Troutman Pepper Hamilton Sanders LLP) from September 1999 to June 2004.
Mr. White has been our Corporate Vice President and President, Global Commercial since February 2021. From February 2017 to January 2021, Mr. White served as our President, The Americas, and from December 2013 to January 2017 he served as President and General Manager, Vascular. From January 2013 to November 2013, Mr. White served as our President and General Manager, Surgical. Prior to that, he served as our Vice President and General Manager, Surgical from January 2010 to December 2012. Mr. White joined Teleflex in March 2005 as our Director of Marketing, North America. Prior to joining Teleflex, Mr. White worked at Covidien plc (now part of Medtronic plc) where he held senior leadership positions in sales and marketing over a five-year period.
Mr. Wijker has been our Corporate Vice President, Quality Assurance and Regulatory Affairs since January 2019. Prior to joining Teleflex, Mr. Wijker served as Global Vice President Quality and Regulatory for Mölnlycke Health Care AB, a medical device company, from May 2016 to December 2018. From April 2014 to January 2016,

Mr. Wijker served as Senior Director Global Regulatory Affairs for Boston Scientific Corporation, a medical device company. From January 2012 to March 2014, he held the position of Director Quality and Regulatory Affairs International for the American Medical Systems division of Endo International plc, a pharmaceutical company. From September 2003 to December 2011, Mr. Wijker held various regulatory affairs and quality assurance positions with Life Technologies Corporation, a life sciences and in vitro diagnostics company.
Mr. Winters has been our Corporate Vice President, Manufacturing and Supply Chain since February 2020. He previously held the position of Vice President, Global Manufacturing from March 2018 to January 2020. Prior to joining Teleflex, Mr. Winters held various senior management and operational roles with the DePuy Synthes division of Johnson & Johnson, a healthcare company, from August 2005 to February 2018. Most recently, Mr. Winters served as Vice President of Global Manufacturing for Global Joint Reconstruction for DePuy Synthes from February 2015 to February 2018. Prior to that, Mr. Winters served as Plant Manager for the DePuy Synthes Ireland Manufacturing Operation.
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
Risks Relating to our Business and Operations
We face strong competition. Our failure to successfully develop and market new products could adversely affect our business.
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
We are subject to risks associated with public health threats, including the ongoing COVID-19 pandemic. The COVID-19 pandemic has significantly impacted economic activity and markets around the world and has negatively impacted our operations, financial performance and cash flows. Because the severity, magnitude, and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to execute our business strategies and initiatives successfully, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel, transport and workforce pressures, and deferrals or postponements of elective procedures); the impact of the pandemic and actions taken in response on global and regional economies, travel and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the timing and pace of recovery when the COVID-19 pandemic subsides, which could be impacted by a number of factors, including limited provider capacity to perform procedures using our products that were deferred as a result of the pandemic.
The COVID-19 pandemic has subjected, and is expected to continue to subject, our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:
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
•It has resulted in higher revenues in our respiratory and vascular access product categories. However, we are unable to predict how long this increased demand will last or how significant it will be.
•It has caused and may continue to cause disruptions in the manufacture of our products. We currently rely on our 35 manufacturing sites, with major manufacturing operations located in the Czech Republic, Germany, Malaysia, Mexico and the U.S., to manufacture our products. The COVID-19 pandemic, and/or the governmental or regulatory actions taken in response to COVID-19 pandemic, may interfere with our ability, or that of our employees or suppliers to perform our and their respective responsibilities and obligations relative to the conduct of our business and create a risk to our ability to manufacture our products in a timely manner, or at all. We have experienced and expect to continue to experience inefficiencies in our manufacturing operations due to government-mandated and self-imposed restrictions placed on facilities in certain locations primarily in North America and Asia. Additionally, we have experienced and continue to experience a higher than normal level of absenteeism across our global manufacturing sites. In an effort to increase the wider availability of needed medical device products, we may elect to, or the government may require us to, allocate manufacturing capacity (for example, pursuant to the U.S. Defense Production Act) in a way that adversely affects our regular operations and financial results, results in differential treatment of customers and/or adversely affects our customer relationships and reputation.
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
•The COVID-19 pandemic has increased volatility and pricing in the capital markets, and volatility is likely to continue. We might not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase.
These and other impacts of the COVID-19 pandemic, or other pandemics or epidemics, could have the effect of heightening many of the other risks described herein. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. However, these effects could have an adverse impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely, and such impact could be material.
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
In the U.S., before we can market a new medical device, or a new use of, or claim for, or significant modification to, an existing product, we generally must first receive either 510(k) clearance or de novo authorization or approval of a premarket approval application, or PMA, from the FDA. Similarly, most major markets for medical devices outside the U.S. also require clearance, approval, authorization or compliance with certain standards before a product can be commercially marketed. In the EU, the EU MDR will, when it enters into full force in May 2021, include significant additional pre- and post-market requirements. The process of obtaining regulatory clearances and approvals to market a medical device, particularly from the FDA and certain foreign government authorities, can be costly and time consuming, and clearances and approvals might not be granted for new products on a timely basis, if at all. In addition, once a device has been cleared or approved, a new clearance or approval may be required before the device may be modified or its labeling changed. Furthermore, the FDA or a foreign government authority may make its review and clearance or approval process more rigorous, which could require us to generate additional clinical or other data, and expend more time and effort, in obtaining future product clearances or approvals. The regulatory clearance and approval process may result in, among other things, delayed realization of product revenues, substantial additional costs or limitations on indicated uses of products, any one of which could have a material adverse effect on our financial condition and results of operations. Even after a product has received marketing approval or clearance, such product approval or clearance can be withdrawn or limited due to unforeseen problems with the device or issues relating to its application, or the FDA or a foreign government authority may change the classification of a product, which could require additional clinical studies and new marketing submissions.
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
Further, the Affordable Care Act imposed annual reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians or teaching hospitals. Effective January 2022, we will also be required to collect and report information on payments or transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse-

midwives. The reported information is made publicly available in a searchable format. In addition, device manufacturers are required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for each payment, transfer of value or ownership or investment interests not reported in an annual submission, up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”).
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
Many of our products require sterilization prior to sale. A common method for sterilizing medical products involves the use of ethylene oxide, which is listed as a hazardous air pollutant under the Clean Air Act, as amended, and emissions of which are regulated by the U.S. Environmental Protection Agency ("EPA") and other regulatory authorities. One of our contract sterilizers, Sterigenics U.S., LLC, uses ethylene oxide in its sterilization process, including at its facilities in Smyrna, Cobb County, Georgia and Santa Teresa, New Mexico, which have sterilized some of our vascular, surgical, intermittent catheter and OEM products. During the fourth quarter of the year ended December 31, 2019, operations at the Smyrna facility were suspended by state and local officials due to issues associated with the facility's use of ethylene oxide in its sterilization operations, but have since reopened. In December 2020, the New Mexico Attorney General initiated legal proceedings involving the Santa Teresa facility, alleging that its operations have resulted in impermissible ethylene oxide emissions. While both plants are currently operating normally, should their operations be suspended or adversely affected, our ability to provide affected products to our customers could be impaired if we are unable to utilize alternate facilities and sources for sterilization services.
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
Our businesses expose us to potential product liability risks related to the design, manufacture and marketing of our products. In particular, our medical device products are often used in surgical and intensive care settings for procedures involving seriously ill patients. In addition, many of our products are designed to be implanted in the human body for varying periods of time. Product defects or inadequate disclosure of product-related risks with respect to products we manufacture or sell could result in patient injury or death. Product liability and warranty claims often involve very large or indeterminate amounts, including punitive damages. The magnitude of potential losses from product liability lawsuits may remain unknown for substantial periods of time, and the related legal defense costs may be significant. We could experience material warranty or product liability losses in the future and incur significant costs to defend these claims.
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
Volatility in domestic and global financial markets could adversely impact our results of operations, financial condition and liquidity.
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
In connection with certain of our completed acquisitions, we have agreed to pay consideration that is contingent upon the achievement of specified objectives, such as receipt of regulatory approval, commercialization of a product or achievement of sales targets. As of the acquisition date, we record a contingent liability representing the estimated fair value of the contingent consideration we expect to pay. On a quarterly basis, we reassess these obligations and, in the event our estimate of the fair value of the contingent consideration changes, we record increases or decreases in the fair value as an adjustment to operating earnings, which could have a material impact on our results of operations. As of December 31, 2020, we accrued $36.6 million of contingent consideration, most of which related to our acquisition of Essential Medical. In addition, actual payments may differ materially from the amount of the contingent liability , which could have a material impact on our results of operations, cash flows and liquidity. For information regarding assumptions related to our contingent consideration liabilities, see “Critical Accounting Policies and Estimates” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. For additional information regarding our acquisitions, see Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K.

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
We have significant manufacturing and distribution facilities, research and development facilities, sales personnel and customer support operations in a number of countries outside the U.S., including Belgium, the Czech Republic, Germany, Ireland, Malaysia and Mexico. In addition, a significant portion of our non-U.S. revenues are derived from sales to third party distributors. As of December 31, 2020, approximately 70% of our full-time employees were employed in countries outside of the U.S., and approximately 50% of our net property, plant and equipment was located outside the U.S. In addition, for the years ended December 31, 2020, 2019 and 2018, 38%, 38% and 41%, respectively, of our net revenues (based on the Teleflex entity generating the sale) were derived from operations outside the U.S.
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
As of December 31, 2020, approximately 8% of our employees in the U.S. and in other countries were covered by union contracts or collective bargaining arrangements. It is likely that a portion of our workforce will remain covered by collective bargaining and similar agreements for the foreseeable future. Strikes or work stoppages could occur that would adversely impact our relationships with our customers and our ability to conduct our business.
Risks Relating to our Financing Arrangements
Our substantial indebtedness could adversely affect our business, financial condition or results of operations.
As of December 31, 2020, we had total consolidated indebtedness of $2.5 billion.
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
Risks Relating to Ownership of our Common Stock
We may issue additional shares of our common stock or instruments convertible into our common stock, which could cause the price of our common stock to decline.
We are not restricted from issuing additional shares of our common stock or other instruments convertible into our common stock. As of December 31, 2020, we had outstanding approximately 46.7 million shares of our common stock, options to purchase 1.2 million shares of our common stock (of which approximately 0.9 million were vested as of that date), restricted stock units covering 0.2 million shares of our common stock (which are expected to vest over the next three years), performance stock units covering a maximum of 64,562 shares of our common stock (which may vest in early 2021, depending on our performance with regard to specified financial measures and market performance of our common stock compared to designated public companies) and 1,391 shares of our common stock to be distributed from our deferred compensation plan. As of December 31, 2020, 3.2 million shares of our common stock were reserved for issuance upon the exercise of stock options. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock.
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
Our major facilities (those with 50,000 or greater square feet) at December 31, 2020 are as follows:

Location	Square Footage	Owned or Leased
Olive Branch, MS	627,000	Leased
Kamunting, Malaysia	286,000	Owned
Nuevo Laredo, Mexico	277,000	Leased
Asheboro, NC	204,000	Owned
Tecate, Mexico	172,000	Owned
Morrisville, NC	162,000	Leased
Chihuahua, Mexico	153,000	Owned
Maple Grove, MN	129,000	Owned
Zdar Nad Sazauou, Czech Republic	108,000	Owned
Trenton, GA	102,000	Owned
Chihuahua, Mexico	100,000	Leased
Hradec Kralove, Czech Republic	92,000	Owned
Chelmsford, MA	91,000	Leased
Kulim, Malaysia	90,000	Owned
Kernen, Germany	86,000	Leased
Arlington Heights, IL	86,000	Leased
Wayne, PA	84,000	Leased
Jaffrey, NH	81,000	Owned
Kamunting, Malaysia	77,000	Leased
Pleasanton, CA	76,000	Leased
Chihuahua, Mexico	63,000	Owned
Reading, PA	63,000	Leased
Limerick, Ireland	59,000	Owned
Mansfield, MA	57,000	Leased
Plymouth, MA	55,000	Leased
Bad Liebenzell, Germany	53,000	Leased
Operations in each of our business segments are conducted at locations both in and outside of the U.S. Of the facilities listed above, with the exception of Jaffrey, NH, Mansfield, MA, Trenton, GA, and Limerick, Ireland, which are used solely for the OEM segment, our facilities generally serve more than one business segment and are often used for multiple purposes, such as administrative/sales, manufacturing and warehousing/distribution.
In addition to the properties listed above, we own or lease approximately 700,000 square feet of additional warehousing, manufacturing and office space worldwide.

ITEM 3.    LEGAL PROCEEDINGS
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, contracts, employment and environmental matters. As of December 31, 2020 and 2019, we accrued liabilities of $0.3 million and $0.4 million respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows. See Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “TFX.” As of February 23, 2021, we had 413 holders of record of our common stock. A substantially greater number of holders of our common stock are beneficial owners whose shares are held by brokers and other financial institutions for the accounts of beneficial owners.
Stock Performance Graph
The following graph provides a comparison of five year cumulative total stockholder returns of Teleflex common stock, the Standard & Poor’s (S&P) 500 Stock Index and the S&P 500 Healthcare Equipment & Supply Index. The annual changes for the five-year period shown on the graph are based on the assumption that $100 had been invested in Teleflex common stock and each index on December 31, 2015 and that all dividends were reinvested.
MARKET PERFORMANCE

Company / Index	2015	2016	2017	2018	2019	2020
Teleflex Incorporated	100	124	192	201	294	322
S&P 500 Index	100	112	136	130	171	203
S&P 500 Healthcare Equipment & Supply Index	100	106	139	159	206	245

ITEM 6.    SELECTED FINANCIAL DATA

	2020(1)	2019(1)	2018(1)	2017(1)	2016(1)
	(Dollars in thousands, except per share)
Statement of Income Data:
Net revenues	$2,537,156	$2,595,362	$2,448,383	$2,146,303	$1,868,027
Income from continuing operations before interest, loss on extinguishment of debt and taxes	$423,068	$427,254	$321,704	$372,279	$319,453
Income from continuing operations	$335,801	$461,981	$196,432	$155,263	$237,651
Amounts attributable to common shareholders for income from continuing operations	$335,801	$461,981	$196,432	$155,263	$237,187
Per Share Data:
Income from continuing operations — basic	$7.22	$10.00	$4.30	$3.45	$5.47
Income from continuing operations — diluted	$7.10	$9.81	$4.20	$3.33	$4.98
Cash dividends	$1.36	$1.36	$1.36	$1.36	$1.36
Balance Sheet Data:
Total assets	$7,152,559	$6,309,820	$6,277,991	$6,181,492	$3,891,213
Long-term borrowings	$2,377,888	$1,858,943	$2,072,200	$2,162,927	$850,252
Shareholders’ equity	$3,336,457	$2,979,320	$2,539,978	$2,430,531	$2,137,517
Statement of Cash Flows Data:
Net cash provided by operating activities from continuing operations	$437,143	$437,068	$435,086	$426,301	$410,590
Net cash used in investing activities from continuing operations	$(837,783)	$(73,481)	$(196,394)	$(1,832,855)	$(56,974)
Net cash provided by (used in) financing activities from continuing operations	$455,163	$(418,836)	$(206,433)	$1,141,259	$(118,692)
Certain financial information is presented on a rounded basis, which may cause minor differences.
(1) Amounts include the impact of businesses acquired and disposed of during the period, commencing on the respective acquisition or disposition dates. See Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information related to the acquisitions and dispositions for the years ended December 31, 2020, 2019 and 2018.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global provider of medical technology products focused on enhancing clinical benefits, improving patient and provider safety and reducing total procedural costs. We primarily design, develop, manufacture and supply medical devices used by hospitals and healthcare providers for common diagnostic and therapeutic procedures in critical care and surgical applications. Approximately 95% of our net revenues come from single-use medical devices. We market and sell our products worldwide through a combination of our direct sales force and distributors. Because our products are used in numerous markets and for a variety of procedures, we are not dependent upon any one end-market or procedure. We are focused on achieving consistent, sustainable and profitable growth by increasing our market share and improving our operating efficiencies.
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

On February 18, 2020, we acquired IWG High Performance Conductors, Inc. (HPC), a privately-held original equipment manufacturer of minimally invasive medical products and high performance conductors, for an initial cash purchase price of $260.0 million. The acquisition, which complements our OEM product portfolio, was financed using borrowings under our revolving credit facility.
On December 28, 2020, we acquired Z-Medica, LLC ("Z-Medica"), a privately held medical device company that manufactures and sells hemostatic (hemorrhage control) products, marketed under the QuikClot, Combat Gauze and QuickClot Control+ brand names. The acquisition included an initial cash purchase price of $500.0 million with the potential to make an additional payment of up to $25 million upon the achievement of certain commercial milestones. The Z-Medica acquisition, which complements our anesthesia product portfolio, was financed using borrowings under our revolving credit facility.
COVID-19 pandemic and related economic factors
We continue to experience the effects of the global pandemic caused by the COVID-19 novel strain of coronavirus. Among other things, the response to the COVID-19 pandemic has had the effect of reducing the number of elective procedures being carried out, which has impacted and continues to impact some of our product categories, including our interventional urology, surgical, interventional, anesthesia and OEM products, which have experienced and continue to experience decreased demand. We have also experienced and continue to experience increased demand for products used in the treatment of patients with COVID-19, which are mostly concentrated in our respiratory and vascular access product categories. For the year ended December 31, 2020, each of our segments were negatively impacted by the COVID-19 pandemic due to the reduction in elective procedures and, to a lesser extent, as a result of government-mandated and self-imposed shut-downs in several countries, which were implemented to protect individuals and control the spread of COVID-19. The COVID-19 pandemic is impacting other elements of our operations, as well as our employees, contractors, suppliers, customers, freight transport providers and other business partners. To date, we have not experienced significant disruptions in the global supply chain for our products that are in high demand, but, in some cases, delivery times have lengthened, resulting in backorders for some of our products.
In addition, there have been and continues to be impacts on our cost structure resulting from measures that we and other businesses are taking or will take, in accordance with governmental requirements and otherwise, to protect our employees and business partners. We continue to assess the impact on our business (including our employees, customers and suppliers) of travel restrictions, border closures and quarantines as they affect our various sites, including our 35 global manufacturing sites. In most jurisdictions, our manufacturing and distribution sites remain open because we are considered an essential business. However, we have experienced temporary or partial work stoppages in some manufacturing sites in North America and Asia. During the year ended December 31, 2020, we experienced, and we continue to experience, inefficiencies in our manufacturing operations due to government-mandated and self-imposed restrictions placed on and safety measures implemented at our facilities globally. From an operating expense perspective, we have experienced and continue to experience net decreases in selling, general and administrative expenses as a result of the COVID-19 pandemic due to cost mitigation efforts implemented to control discretionary spending including selling, marketing and travel and entertainment related costs and lower performance related employee-benefit costs.
We have yet to return to the revenue growth levels that we achieved prior to the onset of the pandemic. In addition, the degree of improvement has varied by product category and by region. It is uncertain whether this trend will continue or if we will again experience a decrease in the number of elective procedures performed as the COVID-19 pandemic evolves, particularly if the virus becomes more prevalent as we progress through the winter season in the Northern Hemisphere or if new strains of the virus continue to emerge. Overall, we believe that the COVID-19 pandemic will continue to negatively affect our revenues and operations, at least over the near-term. Because of the dynamic nature of the crisis, such as recent regional COVID-19 outbreaks that are impacting the recovery, we cannot accurately predict the extent or duration of the impacts of the pandemic.
The COVID-19 pandemic has also had an adverse impact on macroeconomic conditions across the countries and regions in which we operate. As a result, various forms of policy interventions from local governments have been enacted to attempt to initiate an economic recovery. While there generally has been some improvement in economic conditions in the later part of 2020, the degree of improvement has been uneven among our regional markets, and the uncertain economic trends after the COVID-19 pandemic, constricted credit, public sector austerity measures in response to public budget deficits could have a material adverse effect on our results of operations and our liquidity.

In addition to the impacts of the COVID-19 pandemic, we continue to monitor trade and tariff activity, inflation, and exchange rate volatility that could impact our financial position, results of operations or liquidity. In regards to tariff activity, we have been subject to an ongoing investigation by the Chinese authorities related to a technical error regarding our country of origin designation for certain products we imported into China. The error would have resulted in increased tariff payments in late 2018 through 2020. We have accrued the estimated increase in tariffs as well as related interest expense for the periods in question. In addition to the tariffs and related interest, the Chinese authorities may impose a penalty for the unpaid tariffs. We believe the range of penalties is between 30% and 200% of the related unpaid tariff or between $3.0 million and $20.3 million. We do not have a best estimate of the penalties that may be assessed at this time. Accordingly, as prescribed by GAAP, we have recorded $3.0 million as low end of the range described above.
Government investigation
In June 2020, we began producing documents and information in response to a Civil Investigative Demand (a “CID”) received in March 2020 by one of our subsidiaries, NeoTract, from the U.S. Department of Justice through the United States Attorney’s Office for the Northern District of Georgia (collectively, the “DOJ”). The CID relates to the DOJ’s investigation of a single NeoTract customer, requires the production of documents and information pertaining to communications with, and certain rebate programs offered to, that customer and pertains to communications and activities occurring both prior to our acquisition of NeoTract in October 2017 and thereafter. In July 2020, the DOJ advised us that it had opened an investigation under the civil False Claims Act, 31 U.S.C. §3729, with respect to NeoTract’s operations broadly in addition to the customer investigation.
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

Results of Operations
As used in this discussion, "new products" are products for which commercial sales have commenced within the past 36 months, and “existing products” are products for which commercial sales commenced more than 36 months ago. Discussion of results of operations items that reference the effect of one or more acquired businesses (except as noted below with respect to acquired distributors) generally reflects the impact of the acquisitions within the first 12 months following the date of the acquisition. In addition to increases and decreases in the per unit selling prices of our products to our customers, our discussion of the impact of product price increases and decreases also reflects the impact on the pricing of our products resulting from any elimination of distributors, either through acquisition or termination of the distributor, from the sales channel. All dollar amounts in tables are presented in millions unless otherwise noted.
For the year ended December 31, 2020, intangible asset amortization expense of $84.4 million is included within costs of good sold. For the year ended December 31, 2019 and December 31, 2018, we reclassified intangible asset amortization expense of $82.6 million and $81.6 million, respectively, from selling, general and administrative expenses to cost of goods sold for comparability. Certain financial information is presented on a rounded basis, which may cause minor differences.
For a discussion of our results of operations comparison for 2019 and 2018, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on February 21, 2020.
Comparison of 2020 and 2019
Revenues

	2020	2019	2018
Net Revenues	$2,537.2	$2,595.4	$2,448.4
Net revenues for the year ended December 31, 2020 decreased by $58.2 million,or 2.2%,compared to the prior year, which was primarily attributable to a $108.2 million net decrease in sales volumes of existing products, largely caused by the COVID-19 pandemic, partially offset by net revenues of $27.1 million generated by the HPC acquisition and to a lesser extent an increase in sales of new products.

Gross profit

	2020	2019	2018
Gross profit	$1,324.9	$1,409.0	$1,302.8
Percentage of revenues	52.2%	54.3%	53.2%
For the year ended December 31, 2020, gross margin decreased 210 basis points, or 3.9%, compared to the prior year period primarily due to lower sales volumes and higher manufacturing costs, both caused largely by the COVID-19 pandemic, and unfavorable fluctuations in foreign currency exchange rates.
Selling, general and administrative

	2020	2019	2018
Selling, general and administrative	$743.6	$851.8	$797.1
Percentage of revenues	29.3%	32.8%	32.6%
Selling, general and administrative expenses decreased $108.2 million for the year ended December 31, 2020, compared to the prior year. The decrease was primarily attributable to a $92.1 million benefit from reductions in the estimated fair value of our contingent consideration liabilities, which largely related to revenue-based milestone payments, due to adverse financial projections resulting from the COVID-19 pandemic. The decrease was also attributable to lower selling and marketing expenses and performance related employee-benefit costs resulting from the impacts of the COVID-19 pandemic.
Research and development

	2020	2019	2018
Research and development	$119.7	$113.9	$106.2
Percentage of revenues	4.7%	4.4%	4.3%
Research and development expenses increased $5.8 million for the year ended December 31, 2020, compared to the prior year, which was primarily attributable to European Union Medical Device Regulation ("EU MDR") related costs, partially offset by lower project spend within certain of our product portfolios.
Restructuring and impairment charges
2020 Workforce reduction plan
During the second quarter of 2020, we committed to a workforce reduction (the "2020 Workforce reduction plan") designed to improve profitability and reduce cost primarily by streamlining certain sales and marketing functions in our EMEA segment and certain manufacturing operations in our OEM segment. The workforce reduction was initiated to further align the business with our high growth strategic objectives. The plan was substantially completed by the end of 2020 and we expect future restructuring charges associated with the program, if any, to be nominal. We will achieve annual pre-tax savings of $12 million as a result of this program.
Anticipated charges and pre-tax savings related to restructuring programs and other similar cost savings initiatives
We have ongoing restructuring programs primarily related to the consolidation of our manufacturing operations (referred to as our 2019, 2018 and 2014 Footprint realignment plans). We also have similar ongoing activities to relocate certain manufacturing operations within our OEM segment (the "OEM initiative") that do not meet the criteria for a restructuring program under applicable accounting guidance; nevertheless, the activities should result in cost savings (we expect only minimal costs to be incurred in connection with the OEM initiative). With respect to our currently ongoing restructuring programs and the OEM initiative, the table below summarizes charges incurred or estimated to be incurred and estimated annual pre-tax savings to be realized as follows: (1) with respect to charges (a) the estimated total charges that will have been incurred once the restructuring programs and OEM initiative are completed; (b) the charges incurred through December 31, 2020; and (c) the estimated charges to be incurred from January 1, 2021 through the last anticipated completion date of the restructuring programs and OEM initiative, and (2) with respect to estimated annual pre-tax savings (a) the estimated total annual pre-tax savings to be realized once the restructuring programs and OEM initiative are completed; (b) the estimated annual pre-tax savings realized based on the progress of the restructuring programs and OEM initiative through December 31, 2020; and (c) the estimated additional annual pre-tax savings to be realized from January 1, 2021 through the last anticipated completion date of the restructuring programs and the OEM initiative.

Estimated charges and pre-tax savings are subject to change based on, among other things, the nature and timing of restructuring activities and similar activities, changes in the scope of restructuring programs and the OEM initiative, unanticipated expenditures and other developments, the effect of additional acquisitions or dispositions and other factors that were not reflected in the assumptions made by management in previously estimating restructuring and restructuring related charges and estimated pre-tax savings. Moreover, estimated pre-tax savings constituting efficiencies with respect to increased costs that otherwise would have resulted from business acquisitions involve, among other things, assumptions regarding the cost structure and integration of businesses that previously were not administered by our management, which are subject to a particularly high degree of risk and uncertainty. It is likely that estimates of charges and pre-tax savings will change from time to time, and the table below may reflect changes from amounts previously estimated. In addition, the table below reflects the estimated charges and pre-tax savings related to our ongoing programs in addition to our 2020 workforce reduction plan. Additional details, including estimated charges expected to be incurred in connection with our restructuring programs and the anticipated completion dates, are described in Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K.
Pre-tax savings may be realized during, and subsequent to, the completion of the restructuring programs. Pre-tax savings can also be affected by increases or decreases in sales volumes generated by the businesses impacted by the consolidation of manufacturing operations; such variations in revenues can increase or decrease pre-tax savings generated by the consolidation of manufacturing operations. For example, an increase in sales volumes generated by the impacted businesses, although likely to increase manufacturing costs, may generate additional savings with respect to costs that otherwise would have been incurred if the manufacturing operations were not consolidated.

	Restructuring programs and other similar cost saving initiatives
	Estimated Total	Actual results through December 31, 2020	Estimated Remaining
Restructuring charges	$95 - $109	$89	$6 - $20
Restructuring charges- 2020 Workforce reduction plan	9	9	—
Restructuring related charges (1)	116 - 142	74	42 - 68
Total charges	$220 - $260	$172	$48 - $88

OEM initiative annual pre-tax savings (2)	$6 - $7	$2	$4 - $5
Pre-tax savings- 2020 Workforce reduction plan (3)	12	3	9
Pre-tax savings- ongoing restructuring plans (4)	68 - 78	32	36 - 46
Total annual pre-tax savings	$86 - $97	$37	$49 - $60
(1)Represents charges that are directly related to restructuring programs and principally constitute costs to transfer manufacturing operations to existing lower-cost locations, project management costs and accelerated depreciation, as well as a charge that is expected to be imposed by a taxing authority as a result of our exit from facilities in the authority's jurisdiction. Most of these charges (other than the tax charge) are expected to be recognized as cost of goods sold.
(2)We expect the OEM initiative will be completed by the end of 2027.
(3)Most of the pre-tax savings are expected to result in reductions to selling, general and administrative expenses.
(4)Substantially all of the pre-tax savings are expected to result in reductions to cost of goods sold.
The following discussion provides additional details with respect to our ongoing significant restructuring programs:
2019 Footprint realignment plan
In February 2019, we initiated a restructuring plan primarily involving the relocation of certain manufacturing operations to existing lower-cost locations and related workforce reductions (the “2019 Footprint realignment plan"). These actions are expected to be substantially completed by the end of 2022.
In 2020, we refined the estimated ranges for the restructuring and restructuring related charges in consideration of the progress made to date as well as the actions remaining. The refinements resulted in a decrease to the high end of our estimated ranges compared to our prior estimates and we now estimate that we will incur charges totaling $56 million to $63 million under the plan, of which we estimate that $50 million to $57 million of these charges will result in future cash outlays. We also expect a decrease in the total capital expenditures compared to prior estimates and we now expect to incur $28 million to $33 million in total capital expenditures under the plan, most of which we expect to be incurred by the end of 2021.
In 2020, we identified additional cost reduction measures and accelerated certain components of the plan that led to an increase in our estimated annual plan related savings as well as the recognition of savings related to the plan during the year. We now expect to achieve annual pre-tax savings of $15 million to $17 million once the plan is fully implemented.
2018 Footprint realignment plan
In May 2018, we initiated a restructuring plan involving the relocation of certain European manufacturing operations to existing lower-cost locations, the outsourcing of certain European distribution operations and related workforce reductions. During the second quarter 2020 we took advantage of an opportunity to accelerate certain components of this plan and we now expect to be substantially completed by the end of 2022.
We estimate that we will incur total charges in connection with the 2018 Footprint realignment plan of $103 million to $133 million, of which, we estimate that $99 million to $127 million of these charges will result in future cash outlays. Additionally, we expect to incur $19 million to $23 million in total capital expenditures under the plan.
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
During 2020, we extended our timeline of certain development and qualification activities which resulted in a one year delay in the anticipated period of substantial completion, so we now expect the plan will be substantially completed by the end of 2022. The shift in timing, along with other changes to the plan, also resulted in an increase in the estimated total charges, primarily restructuring related charges, and related cash outlays in addition to a decrease in the estimated total capital expenditures compared to prior estimates. We adjusted the corresponding ranges in consideration of these changes in estimates and we now estimate that we will incur total charges of $52 million to $55 million, which we expect will result in cash outlays of $42 million to $46 million, and total capital expenditures of $26 million to $27 million under the plan.
In 2020, we also identified additional cost reduction measures as the plan progressed and, as a result, we increased our estimate of annual plan-related savings. We now estimate that we will achieve annual pre-tax savings of $28 million to $31 million once the plan is fully implemented.
The following table provides information regarding restructuring charges we have incurred with respect to each of our restructuring programs, as well as impairment charges, for the years ended December 31, 2020, 2019, and 2018. The restructuring charges listed in the table primarily consist of termination benefits.

	2020	2019	2018
2020 Workforce reduction plan	$8.8	$—	$—
2019 Footprint realignment plan	1.5	13.8	—
2018 Footprint realignment plan	6.0	(0.9)	55.0
2014 Footprint realignment plan	0.6	0.3	0.8
Other restructuring programs	0.2	2.0	4.3
Impairment charges (1)	21.4	7.0	19.1
Total	$38.5	$22.2	$79.2
(1)Impairment charges recognized in 2020 related primarily to our decision to abandon intellectual property and other assets related to the Percuvance percutaneous surgical system product line. Impairment charges recognized in 2019 and 2018 related to our decision to abandon certain intellectual property and other assets associated with products that were eliminated from our interventional product portfolio.

Interest expense

	2020	2019	2018
Interest expense	$66.5	$80.3	$103.0
Average interest rate on debt during the year	2.51%	3.47%	4.25%
The decrease in interest expense for the year ended December 31, 2020 compared to the prior year was primarily due to a lower average interest rate resulting from decreases in interest rates associated with our variable interest rate debt instruments partially offset by increases in average debt outstanding.
Loss on extinguishment of debt

	2020	2019	2018
Loss on extinguishment of debt	$—	$8.8	$—
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
Gain on sale of assets

	2020	2019	2018
Gain on sale of assets	$—	$6.1	$1.4
During the year ended December 31, 2019, we recognized a gain related to the sale of two buildings and our vein catheter reprocessing business.
Taxes on income from continuing operations

	2020	2019	2018
Effective income tax rate	6.1%	(35.9)%	10.6%
We generate substantial earnings from our non-U.S. operations. A number of the non-U.S. jurisdictions in which we file tax returns historically have had tax rates that are lower than the U.S. statutory tax rate; as a result, our consolidated effective income tax rate for 2020 and earlier years has been substantially below the U.S. statutory tax rate. The principal non-U.S. jurisdictions in which the tax rate in 2020 and earlier years was lower than the U.S. statutory tax rate and from which we derive substantial earnings included Ireland, Bermuda, and Singapore.
The effective income tax rate for 2020 was 6.1% compared to (35.9)% for 2019. Taxes on income from continuing operations in 2020 reflects non-taxable contingent consideration adjustments, recognized in connection with a decrease in the fair value of our contingent consideration liabilities. The effective income tax rate for 2019 reflects a tax benefit of $129 million resulting from a non-U.S. legal entity restructuring that eliminated the requirement to provide for withholding taxes on the future repatriation of certain non-permanently reinvested earnings. Additionally the effective tax rates for both 2020 and 2019 reflect a net excess tax benefit related to share-based compensation and a tax benefit relating to the revaluation of state deferred tax assets and liabilities due to business integrations and other changes. See Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Segment Results
Segment Net Revenues

	Year Ended December 31			% Increase/(Decrease)
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Americas	$1,465.0	$1,492.3	$1,351.7	(1.8)	10.4
EMEA	584.9	588.1	603.8	(0.5)	(2.6)
Asia	267.0	294.3	286.9	(9.3)	2.6
OEM	220.3	220.7	206.0	(0.2)	7.2
Segment Net Revenues	$2,537.2	$2,595.4	$2,448.4	(2.2)	6.0

Segment Operating Profit

	Year Ended December 31,			% Increase/(Decrease)
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Americas	$401.4	$319.9	$255.8	25.5	25.1
EMEA	81.3	94.4	106.1	(13.8)	(11.0)
Asia	51.2	73.1	78.1	(29.9)	(6.5)
OEM	44.9	58.0	50.3	(22.7)	15.3
Segment Operating Profit (1)	$578.8	$545.4	$490.3	6.1	11.2
(1)See Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K for a reconciliation of segment operating profit to our consolidated income from continuing operations before interest, loss on extinguishment of debt and taxes.
Americas
Americas net revenues for the year ended December 31, 2020 decreased $27.3 million, or 1.8%, compared to the prior year, which was primarily attributable to a $33.7 net decrease in sales volumes of existing products, largely caused by the COVID-19 pandemic, partially offset by a $7.7 million increase in sales of new products.
Americas operating profit for the year ended December 31, 2020 increased $81.5 million, or 25.5%, compared to the prior year, which was primarily attributable to a benefit from a reduction in the estimated fair value of our contingent consideration liabilities, which largely relate to revenue-based milestone payments, due to adverse financial projections resulting from the COVID-19 pandemic. The increase in operating profit was partially offset by a decrease in gross profit resulting from lower sales caused by the COVID-19 pandemic.
EMEA
EMEA net revenues for the year ended December 31, 2020 decreased $3.2 million, or 0.5%, compared to the prior year, which was primarily attributable to a $10.3 million net decrease in sales volumes of existing products caused by the COVID-19 pandemic, partially offset by favorable fluctuations in foreign currency exchange rates of $6.3 million.
EMEA operating profit for the year ended December 31, 2020 decreased $13.1 million, or 13.8%, compared to the prior year, which was primarily attributable to a decrease in gross profit resulting from lower sales and higher manufacturing costs, both caused by the COVID-19 pandemic, and an increase in research and development expenses. The decreases in operating profit were partially offset by lower selling, general and administrative expenses.
Asia
Asia net revenues for the year ended December 31, 2020 decreased $27.3 million, or 9.3%, compared to the prior year. The decrease was primarily attributable to a $36.3 million net decrease in sales volumes of existing products, caused by the COVID-19 pandemic, partially offset by an increase in sales of new products.
Asia operating profit for the year ended December 31, 2020 decreased $21.9 million, or 29.9%, compared to the prior year, which was primarily attributable to a decrease in gross profit resulting from lower sales caused by the COVID-19 pandemic and unfavorable fluctuations in foreign currency exchange rates, partially offset by lower selling, general and administrative expenses.
OEM
OEM net revenues for the year ended December 31, 2020 decreased $0.4 million, or 0.2% compared to the prior year which was primarily attributable to a $27.8 million net decrease in sales volumes of existing products caused by the COVID-19 pandemic largely offset by net revenues of $27.1 million generated by the HPC acquisition.
OEM operating profit for the year ended December 31, 2020 decreased $13.1 million, or 22.7%, compared to the prior year, which was primarily attributable to a decrease in gross profit resulting from lower sales caused by the COVID-19 pandemic and higher manufacturing costs, partially offset by gross profit generated by the HPC acquisition.

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is our cash flows provided by operating activities. Our cash flows provided by operating activities are reduced by cash used to, among other things, fulfill contractual obligations for minimum lease payments under noncancellable operating leases, which often extend beyond one year; the weighted average remaining lease term of our operating lease portfolio is 6.7 years years. Our cash flows provided by operating activities are also reduced by cash used for unconditional legally binding commitments to purchase goods or services (i.e. purchase obligations), which primarily related to inventory expected to be purchased within one year. Our net cash provided by operating activities was significantly in excess of amounts paid pursuant to these contractual obligations for the years ended December 31, 2020, 2019 and 2018.
In addition to operating cash flows, other significant factors that affect our overall management of liquidity include contractual obligations such as scheduled principal and interest payments with respect to outstanding indebtedness, tax on deemed repatriation of non-U.S. earnings, which will be paid annually over the next 5 years, and annual pension funding. We may also be obligated to make payments for contingent consideration due to past acquisitions, the timing and amount of which may be uncertain, and the magnitude of which can vary from year to year. Other significant factors that affect our liquidity include certain actions controlled by management such as capital expenditures, acquisitions, dividends and incremental pension and post-retirement benefit payments. See Note 12, Note 15 and Note 16 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Our contractual obligations at December 31, 2020 were as follows:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Total borrowings	$2,498.0	$100.5	$78.8	$918.7	$1,400.0
Interest obligations (1)	483.0	83.3	164.0	132.3	103.4
Operating lease obligations	126.0	26.2	41.8	21.9	36.1
Minimum purchase obligations (2)	233.8	220.0	12.6	1.2	—
Tax on deemed repatriation of foreign earnings (3)	116.7	12.3	35.3	69.1	—
Other postretirement benefits	36,812.0	4,844.3	8,985.4	7,562.2	15,420.1
Total contractual obligations	$40,269.5	$5,286.6	$9,317.9	$8,705.4	$16,959.6
(1)Interest payments on floating rate debt are based on the interest rate in effect on December 31, 2020.
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
Of our $375.9 million of cash and cash equivalents at December 31, 2020, $310.4 million was held at non-U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis.
We have entered into cross-currency swap agreements with different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate. Under the terms of the cross-currency swap agreements, we notionally exchanged in the aggregate $750 million for €653.1 million. The swap agreements, which begin to expire in October 2023, are designated as net investment hedges and require an exchange of the notional amounts upon expiration or the earlier termination of the agreements. We and the counterparties have agreed to effect the exchange through a net settlement. As a result, we may be required to pay (or be entitled to receive) an amount equal to the difference, on the expiration or earlier termination dates, between the U.S. dollar equivalent of the €653.1 million notional amount and the $750 million notional amount. If, at the expiration or earlier termination of the swap agreements, the U.S. dollar to euro exchange rate has increased or declined by 10% from the rate in effect at the inception of these agreements, we would receive from or be required to pay to the counterparties an aggregate of approximately $75.0 million in respect of the notional settlement. As of December 31, 2020, we had $20.1 in current assets and $34.1 million in long term liabilities related to the fair value of our cross-currency swap agreements. The swap agreements entail risk that the counterparties will not fulfill their obligations under the agreements. However, we believe the risk is reduced because we have entered into separate agreements with different counterparties, all of which are large, well-established financial institutions.
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
Summarized Financial Information – Obligor Group
The 2026 Notes and 2027 Notes (collectively, the "Senior Notes") are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes is guaranteed, jointly and severally, by an enumerated group of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. Summarized financial information for the Parent and Guarantor Subsidiaries (collectively, the “Obligor Group”) as of and for the year ended December 31, 2020 as follows:

	Year Ended December 31, 2020
	Obligor Group	Intercompany	Obligor Group (excluding intercompany)
Net revenue	$1,734.7	$167.7	$1,567.0
Cost of goods sold	935.4	366.5	568.9
Gross profit	799.3	(198.8)	998.1
Income from continuing operations	270.7	(80.5)	351.2
Net income	270.2	(80.5)	350.7

	December 31, 2020
	Obligor Group	Intercompany	Obligor Group (excluding intercompany)
Total current assets	$785.5	$49.1	$736.4
Total assets	5,321.1	1,491.4	3,829.7
Total current liabilities	792.0	542.3	249.7
Total liabilities	4,166.3	850.5	3,315.8
The same accounting policies as described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 are used by the Parent Company and each of its subsidiaries in connection with the summarized financial information presented above. The Intercompany column in the table above represents transactions between and among the Obligor Group and non-guarantor subsidiaries (i.e. those subsidiaries of the Parent Company that have not guaranteed payment of the Senior Notes). Obligor investments in non-guarantor subsidiaries and any related activity are excluded from the financial information presented above. The summarized financial information presented above for the Obligor Group as of and for the year ended December 31, 2020 gives effect to the 2028 Notes issued in a private offering in May 2020.
See "Financing Arrangements" below as well as Note 10 and Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K for further information related to our borrowings and financial instruments.

Cash Flows
The following table provides a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Cash flows from continuing operations provided by (used in):
Operating activities	$437.1	$437.1	$435.1
Investing activities	(837.8)	(73.5)	(196.4)
Financing activities	455.2	(418.8)	(206.4)
Cash flows (used in) provided by discontinued operations	(0.7)	2.5	2.3
Effect of exchange rate changes on cash and cash equivalents	21.0	(3.4)	(11.0)
Increase (decrease) in cash and cash equivalents	$74.8	$(56.1)	$23.6
Cash Flow from Operating Activities
Net cash provided by operating activities from continuing operations was $437.1 million during 2020 and 2019. In 2020, the cash flows from operations reflect an increase in contingent consideration payments and tax payments that were partially offset by favorable changes in other working capital. The favorable changes in working capital were driven mainly by higher accounts receivable collections.
Cash Flow from Investing Activities
Net cash used in investing activities from continuing operations was $837.8 million during 2020, which included $767.8 million in net payments for acquired businesses, primarily Z-Medica and HPC, capital expenditures of $90.7 million and net interest proceeds on swaps designated as net investment hedges of $19.3 million.
Cash Flow from Financing Activities
Net cash provided by financing activities from continuing operations was $455.2 million during 2020, which reflected a net increase in borrowings of $575.0 million primarily resulting from the issuance of $500 million of 4.25% Senior Notes due 2028 (the "2028 Notes") and additional borrowings totaling $75.0 million under our revolving credit facility and securitization program. Net cash provided by financing activities for the year ended December 31, 2020 also reflects contingent consideration payments of $67.2 million and dividend payments of $63.2 million.
For a discussion of our cash flow comparison for 2019 and 2018, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Free Cash Flow
Free cash flow is a non-GAAP financial measure and is calculated by subtracting capital expenditures from cash provided by operating activities from continuing operations. This financial measure is used in addition to and in conjunction with results presented in accordance with generally accepted accounting principles in the U.S., or GAAP, and should not be considered a substitute for net cash provided by operating activities from continuing operations, the most comparable GAAP financial measure. Management believes that free cash flow is a useful measure to investors because it facilitates an assessment of funds available to satisfy current and future obligations, pay dividends and fund acquisitions. We also use this financial measure for internal managerial purposes and to evaluate period-to-period comparisons. Free cash flow is not a measure of cash available for discretionary expenditures since we have certain non-discretionary obligations, such as debt service, that are not deducted from the measure. We strongly encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. The following is a reconciliation of free cash flow to the most comparable GAAP measure.

	2020	2019	2018
Net cash provided by operating activities from continuing operations	$437.1	$437.1	$435.1
Less: Capital expenditures	90.7	102.7	80.8
Free cash flow	$346.4	$334.4	$354.3

Financing Arrangements

The following table provides our net debt to total capital ratio:

	2020	2019
Net debt includes:
Current borrowings	$100.5	$50.0
Long-term borrowings	2,377.9	1,858.9
Unamortized debt issuance costs	19.6	14.1
Total debt	2,498.0	1,923.0
Less: Cash and cash equivalents	375.9	301.1
Net debt	2,122.1	1,621.9
Total capital includes:
Net debt	2,122.1	1,621.9
Shareholders’ equity	3,336.5	2,979.3
Total capital	$5,458.6	$4,601.2
Percent of net debt to total capital	38.9%	35.2%
Fixed rate debt comprised 56.0% and 46.8% of total debt at December 31, 2020 and 2019, respectively. The increase in fixed rate borrowings as a percentage of total borrowings as of December 31, 2020 compared to the prior year was driven by the issuance of the 2028 Notes.
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
At December 31, 2020, we had $350.0 million in borrowings outstanding and $1.9 million in outstanding standby letters of credit under our $1.0 billion revolving credit facility.
The Credit Agreement contains covenants that, among other things and subject to certain exceptions, place limitations on our ability, and the ability of our subsidiaries, to incur additional indebtedness; create additional liens; enter into a merger, consolidation or amalgamation or other defined "fundamental changes," dispose of certain assets, make certain investments or acquisitions, pay dividends, or make other restricted payments, enter into swap agreements or enter into transactions with our affiliates. Additionally, the Credit Agreement contains financial covenants that, subject to specified exceptions, require us to maintain a consolidated total net leverage ratio of not more than 4.50 to 1.00 and a consolidated interest coverage ratio (generally, Consolidated EBITDA for the four most recent fiscal quarters ending on or preceding the date of determination to Consolidated Interest Expense, as defined in the Credit Agreement, paid in cash for such period) of not less than 3.50 to 1.00. As of December 31, 2020, we were in compliance with the covenants in the Credit Agreement.
See Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the Credit Agreement.

2026, 2027 and 2028 Senior Notes
As of December 31, 2020, the outstanding principal amount of our 2026 Notes, 2027 Notes and 2028 Notes was $400 million, $500 million and $500 million, respectively. The indenture governing the 2026 Notes contain covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to incur additional debt or issue preferred stock or other disqualified stock, create liens, merge, consolidate, or dispose of certain assets pay dividends, make investments or make other restricted payments, or enter into transactions with our affiliates. The indenture governing the 2027 Notes contains covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions. The 2028 Notes contain covenants that, among other things, will restrict our ability and the ability of our subsidiaries to create certain liens, enter into sale lease back transactions, and merge, consolidate, sell or otherwise dispose of all or substantially all of our assets.The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our existing and future 100% owned domestic subsidiaries that are a guarantor or other obligor under the Credit Agreement and by certain of our other 100% owned domestic subsidiaries. As of December 31, 2020, we were in compliance with all of the terms of our Senior Notes.
Accounts receivable securitization
We have an accounts receivable securitization facility under which we sell an undivided interest in domestic accounts receivable for consideration of up to a maximum amount of commercial paper conduit. In March 2020, we amended our accounts receivable securitization facility to increase the maximum available capacity from $50 million to $75 million. As of December 31, 2020, and 2019 we borrowed the maximum amount available at the time of $75.0 million and $50 million, respectively, under this facility. This facility is utilized to provide increased flexibility in funding short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of our counterparty to terminate this facility. As of December 31, 2020, we were in compliance with the covenants and none of the termination events had occurred.
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
Allowance for Credit Losses
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
An allowance for credit losses is maintained for trade accounts receivable based on the expected collectability of accounts receivable, after considering our historical collection experience, the length of time an account is outstanding, the financial position of the customer, information provided by credit rating services in addition to new requirements under the accounting guidance, effective January 1, 2020, that includes the consideration of events or circumstances indicating historic collection rates may not be indicative of future collectability, for example, potential customer liquidity concerns resulting from COVID-19, that may impact the collectability of our receivables as well as our estimate of credit losses expected to be incurred over the life of our receivables. Our allowance for credit losses was $12.9 million and $9.1 million at December 31, 2020 and 2019, respectively, which constituted 3.0% and 2.1% of gross trade accounts receivable at December 31, 2020 and 2019, respectively. The current portion of the allowance for credit losses, which was $8.1 million and $5.3 million as of December 31, 2020 and 2019, respectively, was recognized as a reduction of accounts receivable, net.
Although we maintain allowance for credit losses to cover the estimated losses which may occur when customers cannot make their required payments, we cannot be assured that the allowances will be sufficient to cover future losses given the volatility in the worldwide economy and the possibility that other, unanticipated events may adversely affect collectability of the accounts. If our allowance for credit losses is insufficient to address receivables we ultimately determine are uncollectible, we would be required to incur additional charges, which could materially adversely affect our results of operations.  Moreover, our inability to collect outstanding receivables could adversely affect our financial condition and cash flow from operations.
Distributor Rebates
We offer rebates to certain distributors and record a reserve with respect to the estimated amount of the rebates as a reduction of revenues at the time of sale. In estimating rebates, we consider the lag time between the point of sale and the payment of the distributor’s rebate claim, distributor-specific trend analyses, contractual commitments, including stated rebate rates, historical experience and other relevant information. When necessary, we adjust the reserves, with a corresponding adjustment to revenue, to reflect differences between estimated and actual experience. Historical adjustments to recorded reserves have not been significant and we do not expect significant revisions to the estimated rebates in the future. The reserve for estimated rebates was $28.5 million and $21.6 million at December 31, 2020 and 2019, respectively. We expect to pay amounts subject to the reserve as of December 31, 2020 within 90 days subsequent to year-end.
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
Goodwill and Other Intangible Assets
Intangible assets include indefinite-lived assets (such as goodwill, certain trade names and in-process research and development ("IPR&D")), as well as finite-lived intangibles (such as trade names that do not have indefinite lives, customer relationships, intellectual property, distribution rights and non-competition agreements) and are, generally, obtained through acquisition. Intangible assets acquired in a business combination are measured at fair value and we allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired in a business combination to goodwill. Considerable management judgment is necessary in making the assumptions used in the estimated fair value of intangible assets acquired in a business combination.
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
Goodwill
Goodwill impairment assessments are performed at a reporting unit level. For purposes of this assessment, a reporting unit is an operating segment, or a business one level below that operating segment. No impairment was recorded as a result of the annual goodwill impairment testing performed during the fourth quarter of 2020.
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
The more significant judgments and assumptions in determining fair value using in the Income Approach include (1) the amount and timing of expected future cash flows, which are based primarily on our estimates of future sales, operating income, industry trends and the regulatory environment of the individual reporting units, (2) the expected long-term growth rates for each of our reporting units, which approximate the expected long-term growth rate of the global economy and of the medical device industry, and (3) discount rates that are used to discount future cash flows to their present values, which are based on an assessment of the risk inherent in the future cash flows of the respective reporting units along with various market based inputs. The more significant judgments and assumptions used in the Market Approach include (1) determination of appropriate revenue and EBITDA multiples used to estimate a reporting unit’s fair value and (2) the selection of appropriate comparable companies to be used for purposes of determining those multiples. There were no changes to the underlying methods used in 2020 as compared to the valuations of our reporting units in the past several years.
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
In connection with intangible assets acquired in a business combination and quantitative impairment tests, we determine the estimated fair value using various methods under the Income Approach. The more significant judgements and assumptions used in the valuation of intangible assets may include revenue growth rates, royalty rate, discount rate, attrition rate, and EBITDA margin. Each of these factors and assumptions can significantly impact the value of the intangible asset.
During the year ended December 31, 2020 we recognized impairment charges of $21.4 million related primarily to our decision to abandon intellectual property and other assets related to the Percuvance percutaneous surgical system product line. See "Restructuring and impairment charges" within "Result of Operations" above as well as Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information on these charges.
Share-based Compensation

We estimate the fair value of share-based awards on the date of grant and recognize as expense the value of the portion of the award that is ultimately expected to vest over the requisite service periods. Share-based compensation expense related to stock options is measured using a Black-Scholes option pricing model that takes into account subjective and complex assumptions with respect to expected life of options, volatility, risk-free interest rate and expected dividend yield. The expected life of options granted represents the period of time that options are expected to be outstanding, which is derived from the vesting period of the award, as well as historical exercise behavior. Expected volatility is based on a blend of historical volatility and implied volatility derived from publicly traded options to purchase our common stock, which we believe is more reflective of market conditions and a better indicator of expected volatility than solely using historical volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option. Share-based compensation expense related to non-vested restricted stock units is measured based on the market price of the underlying stock on the grant date discounted for the risk free interest rate and the present value of expected dividends over the vesting period. Share based compensation expense for 2020 and 2019 was $20.7 million and $26.9 million, respectively.
Contingent Consideration Liabilities

In connection with an acquisition, we may be required to pay future consideration that is contingent upon the achievement of specified objectives, such as receipt of regulatory approval, commercialization of a product or achievement of sales targets. As of the acquisition date, we record a contingent liability representing the estimated fair value of the contingent consideration we expect to pay. We determined the fair value of the contingent consideration liabilities using a Monte Carlo valuation approach, which simulates future revenues during the earn out-period using management's best estimates and other probability-weighted discounted cash flow analysis. Significant judgment is required in determining the assumptions used to calculate the fair value of the contingent consideration. Increases in projected revenues and probabilities of payment may result in significantly higher fair value measurements; decreases in these items may have the opposite effect. Increases in discount rates in the periods prior to payment may result in significantly lower fair value measurements; decreases may have the opposite effect. See Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
We remeasure our contingent consideration liabilities each reporting period and recognize the change in the liabilities' fair value within selling, general and administrative expenses in our consolidated statement of income. As of December 31, 2020 and 2019, we accrued $36.6 million and $219.9 million of contingent consideration, respectively.
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
In assessing the realizability of our deferred tax assets, we evaluate positive and negative evidence and use judgments regarding past and future events, including results of operations and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, we determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized, in which case we apply a valuation allowance to offset the amount of such deferred tax assets.  To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required. The valuation allowance for deferred tax assets of $155.0 million and $119.2 million at December 31, 2020 and 2019, respectively, relates principally to the uncertainty of the utilization of tax loss and credit carryforwards in various jurisdictions.
Significant judgment is required in determining income tax provisions and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that tax positions are supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, we are examined by various federal, state and non-U.S. tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We adjust the income tax provision, the current tax liability and deferred taxes in any period in which we become aware of facts that necessitate an adjustment. We are currently under examination in Ireland and Germany. The ultimate outcome of this examination could result in increases or decreases to our recorded tax liabilities, which would affect our financial results. See Note 15 to the consolidated financial statements in this Annual Report on Form 10-K for additional information regarding our uncertain tax positions.

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
Interest Rate Risk
We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. The table below provides information regarding the interest rates by year of maturity for our fixed and variable rate debt obligations. Variable interest rates on December 31, 2020 were determined using a base rate of the one-month LIBOR rate plus the applicable spread.

	Year of Maturity
	2021	2022	2023	2024	2025	Thereafter	Total
Fixed rate debt	$—	$—	$—	$—	$—	$1,400.0	$1,400.0
Average interest rate	—%	—%	—%	—%	—%	4.563%	4.563%
Variable rate debt	$100.5	$35.0	$43.8	$918.7	$—	$—	$1,098.0
Average interest rate	1.346%	1.647%	1.647%	1.651%	—%	—%	1.623%
A change of 1.0% in variable interest rates would increase or decrease annual interest expense by $11.0 million based on our outstanding debt as of December 31, 2020.
Foreign Currency Risk
The global nature of our operations exposes us to foreign currency risks. These risks include exposure from the effect of fluctuating exchange rates on payables and receivables as well as intercompany loans relating to transactions that are denominated in currencies other than a location’s functional currency and exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period. Our principal currency exposures relate to the Euro, Chinese Renminbi, Mexican Peso, Canadian Dollar, Malaysian Ringgit, Czech Koruna, British Pound, Indian Rupee and Japanese Yen. We utilize foreign currency forward exchange contracts and cross-currency interest rate swap contracts to attempt to minimize our exposure to these risks. Gains and losses on these contracts substantially offset losses and gains on the underlying hedged transactions.
As of December 31, 2020, the total notional amount for the foreign currency forward exchange contracts and cross-currency interest rates swap contracts, expressed in U.S. dollars, was $293.0 million and $750.0 million, respectively. A sensitivity analysis of changes in fair value of these contracts outstanding as of December 31, 2020, while not predictive in nature, indicated that a hypothetical 10% increase/decrease in the value of the U.S. dollar against all currencies would increase/decrease the fair value of these contracts by $84.5 million, the majority of which relates to the cross-currency interest rate swap contracts.
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We acquired HPC and Z-Medica on February 18, 2020 and December 28, 2020, respectively. Consistent with the guidance provided by the staff of the Securities and Exchange Commission, management has excluded these acquisitions from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. The net revenues attributable to HPC and Z-Medica from their respective dates of acquisition through December 31, 2020, represent, in the aggregate, 1% of our consolidated net revenues for the year then ended and total assets (excluding goodwill and intangible assets) represent, in the aggregate, less than 1% of our consolidated total assets as of December 31, 2020.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management’s report on internal control over financial reporting is set forth on page F-2 of this Annual Report on Form 10-K and is incorporated by reference herein.
(c) Change in Internal Control over Financial Reporting
At the beginning of November 2020, we integrated the enterprise resource planning, or ERP, system used by our Interventional Urology business with our global ERP system. This conversion impacts certain interfaces with our customers and suppliers, resulting in changes to the tools we use to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions. We believe that the expanded utilization of the ERP system and related changes to processes and internal controls will enhance our internal control over financial reporting by improving the efficiency of certain financial and related transaction processes while providing us with the ability to scale our business.
Other than the ERP system upgrade discussed above, no change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On February 23, 2021, our Board of Directors approved the amendment and restatement of our Bylaws to:
•implement proxy access;
•allow annual meetings of stockholders to be held solely by means of remote communication as determined by our Board of Directors, in its sole discretion;
•update the requirements for stockholder nominations not intended to be included in our proxy statement to require disclosure of any voting commitment on behalf of the proposed nominee; and
•reflect certain conforming changes.
In particular, with respect to the implementation of proxy access, the Bylaws were amended to include a new Article II, Section 2.2.2, which permits a stockholder or group of up to 20 stockholders owning 3% or more of our common stock continuously for at least three years to nominate for election to the Board, and include in our proxy materials for our annual meeting of stockholders, nominees representing the greater of two directors or 20% of the number of directors then serving on the Board (rounding down to the closest whole number), subject to certain limitations and provided that such nominating stockholder(s) and nominee(s) satisfy the applicable requirements specified in the Bylaws.
The foregoing description is qualified in its entirety by reference to the Amended and Restated Bylaws that are attached hereto as Exhibit 3.2 and incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For the information required by this Item 10 with respect to our Executive Officers, see Part I, Item 1. of this report. For the other information required by this Item 10, see “Election Of Directors,” “Nominees for Election to the Board of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Proxy Statement for our 2021 Annual Meeting, which information is incorporated herein by reference. The Proxy Statement for our 2021 Annual Meeting will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
For the information required by this Item 11, see “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation” in the Proxy Statement for our 2021 Annual Meeting, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For the information required by this Item 12 with respect to beneficial ownership of our common stock, see “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2021 Annual Meeting, which information is incorporated herein by reference.
The following table sets forth certain information as of December 31, 2020 regarding our equity plans :

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	1,157,315	$195.57	3,183,199
(1) The number of securities in column (A) exclude 64,562 shares of common stock underlying performance stock units if maximum performance levels are achieved; the actual number of shares, if any, to be issued with respect to the performance stock units will be based on performance with respect to specified financial and relative stock price measures.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For the information required by this Item 13, see “Certain Transactions” and “Corporate Governance” in the Proxy Statement for our 2021 Annual Meeting, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
For the information required by this Item 14, see “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Procedures” in the Proxy Statement for our 2021 Annual Meeting, which information is incorporated herein by reference.

PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Consolidated Financial Statements:
The Index to Consolidated Financial Statements and Schedule is set forth on page F-1 of this Annual Report on Form 10-K.
(b)Exhibits:

The following exhibits are filed as part of, or incorporated by reference into, this report (unless otherwise indicated, the file number with respect to each filed document is 1-5353):

Exhibit No.		Description
*3.1.1	—	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K filed on February 22, 2018).
*3.1.2	—	Amendment to Article Thirteenth of the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 10-K filed on February 22, 2018).
*3.1.3	—	Amendment to the first paragraph of Article Fourth of the Company’s Certificate of Incorporation (incorporated by reference to Proposal 2 of the Company’s Proxy Statement filed on March 29, 2007).
3.2	—	Amended and Restated Bylaws of the Company.
*4.1.1	—
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

*4.1.3	—	Form of 4.875% Senior Note due 2026 (included in Exhibit 4.1.2).
*4.1.4	—
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

*4.1.6	—
Fourth Supplemental Indenture, dated November 20, 2017, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on November 20, 2017).

*4.1.7	—	Form of 4.625% Senior Note due 2027 (included in Exhibit 4.1.6).
*4.2.1	—
Indenture, dated May 27, 2020, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 27, 2020).

*4.2.2	—	Form of 4.25% Senior Note due 2028 (included in Exhibit 4.2.1).
*4.3	—	Description of Company securities registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Company's Form 10-K filed on February 21, 2020).
^*10.1	—
Teleflex Incorporated Retirement Income Plan (formerly known as the Teleflex Incorporated Salaried Employees’ Pension Plan), as amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed on February 20, 2015).

^*10.2.1	—	Teleflex Incorporated Directors' Deferred Compensation Plan, dated November 22, 2019 (incorporated by reference to Exhibit 10.2.1 to the Company’s Form 10-K filed on February 21, 2020).
^*10.2.2	—	Teleflex Incorporated Deferred Compensation Plan, dated November 22, 2019 (incorporated by reference to Exhibit 10.2.2 to the Company’s Form 10-K filed on February 21, 2020).
^*10.3.1	—	Amended and Restated Teleflex 401(k) Savings Plan, effective as of January 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on February 22, 2013).

Exhibit No.		Description
^*10.3.2	—	Special Amendment to Teleflex 401(k) Savings Plan, dated August 12, 2015 (incorporated by reference to Exhibit 10.3.2 to the Company’s Form 10-K filed on February 25, 2016).
^*10.3.3	—	First Amendment to the Teleflex Incorporated 401(k) Savings Plan, dated December 21, 2016 (incorporated by reference to Exhibit 10.3.3 to the Company’s Form 10-K filed on February 22, 2018).
^*10.3.4	—	Second Amendment to the Teleflex Incorporated 401(k) Savings Plan, dated December 21, 2016 (incorporated by reference to Exhibit 10.3.4 to the Company’s Form 10-K filed on February 22, 2018).
^*10.3.5	—	Third Amendment to the Teleflex Incorporated 401(k) Savings Plan, dated November 22, 2017 (incorporated by reference to Exhibit 10.3.5 to the Company’s Form 10-K filed on February 22, 2018).
^*10.3.6	—	Fourth Amendment to the Teleflex Incorporated 401(k) Savings Plan, dated January 19, 2018 (incorporated by reference to Exhibit 10.3.6 to the Company’s Form 10-K filed on February 22, 2018).
^*10.3.7	—	Fifth Amendment to the Teleflex Incorporated 401(k) Savings Plan, dated March 28, 2018 (incorporated by reference to Exhibit 10.3.7 to the Company's Form 10-K filed on February 21, 2019).
^*10.4.1	—	2000 Stock Compensation Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-38224), filed on May 31, 2000).
^*10.4.2	—	Amendment, dated March 28, 2012, to 2000 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 1, 2012).
^*10.5.1	—	2008 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders filed on March 21, 2008).
^*10.5.2	—	Amendment, dated March 28, 2012, to 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 1, 2012).
*10.5.3	—
Form of Stock Option Agreement for stock options granted on or after January 1, 2013 under the Company’s 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.5.3 to the Company's Form 10-K filed on February 24, 2014).

^*10.6	—
Teleflex Incorporated 2016 Executive Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders filed on March 24, 2016).

^*10.7	—
Teleflex Incorporated 2014 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's definitive Proxy Statement for the 2014 Annual Meeting of Stockholders filed on March 28, 2014).

^*10.8	—	Executive Change In Control Agreement, dated March 31, 2017, between the Company and Liam Kelly (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 4, 2017).
^*10.9	—	Senior Executive Officer Severance Agreement, dated March 31, 2017, between the Company and Liam Kelly (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 4, 2017).
^*10.10	—
Senior Executive Officer Severance Agreement, dated March 26, 2013, between the Company and Thomas E. Powell (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on April 30, 2013).

^*10.11	—	Executive Change In Control Agreement, dated March 26, 2013, between the Company and Thomas E. Powell (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on April 30, 2013).
^*10.12	—
Letter Agreement, dated March 8, 2013, between the Company and Cameron Hicks relating to Mr. Hicks' employment as Vice President, Global Human Resources (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on February 20, 2015).

^*10.13	—
Senior Executive Officer Severance Agreement, dated February 17, 2016, between the Company and James J. Leyden (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed on February 25, 2016).

^*10.14	—
Executive Change In Control Agreement, dated February 17, 2016, between the Company and James J. Leyden (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed on February 25, 2016).

^*10.15	—
Senior Executive Officer Severance Agreement, dated February 17, 2016, between the Company and Cameron P. Hicks (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K filed on February 25, 2016).

Exhibit No.		Description
^*10.16	—
Executive Change In Control Agreement, dated February 17, 2016, between the Company and Cameron P. Hicks (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K filed on February 25, 2016).

^*10.17	—	Contract of Employment, dated March 24, 2020, by and between the Company and James Winters (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on April 30, 2020).
^*10.18	—
Senior Executive Officer Severance Agreement, dated March 24, 2020, between the Company and James Winters (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on April 30, 2020).

^*10.19	—	Executive Change In Control Agreement, dated March 24, 2020, between the Company and James Winters (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on April 30, 2020).
^*10.20	—	Contract of Employment, dated September 1, 2020, by and between the Company and Mario Wijker (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on October 29, 2020).
^*10.21	—
Senior Executive Officer Severance Agreement, dated September 1, 2020, between the Company and Mario Wijker (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on October 29, 2020).

^*10.22	—	Executive Change In Control Agreement, dated September 1, 2020, between the Company and Mario Wijker (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on October 29, 2020).
10.23	—	Senior Executive Officer Severance Agreement, dated January 1, 2021, between the Company and Daniel V. Logue.
10.24	—	Executive Change In Control Agreement, dated January 1, 2021, between the Company and Daniel V. Logue.
^*10.25	—
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

^*10.26	—	Form of Performance Stock Unit Agreement under the Company’s 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 28, 2018).
21	—	Subsidiaries of the Company.
23	—	Consent of Independent Registered Public Accounting Firm.
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act.
32.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act.
101.1	—	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2020, December 31, 2019 and December 31, 2018; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, December 31, 2019 and December 31, 2018; (iii) the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, December 31, 2019 and December 31, 2018; (v) the Consolidated Statements of Changes in Equity for the years ended December 31, 2020, December 31, 2019 and December 31, 2018; and (vi) Notes to Consolidated Financial Statements.
104.1	—	The cover page of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in inline XBRL (included in Exhibit 101.1).
_____________________________________________________
*    Previously filed with the Securities and Exchange Commission as part of the filing indicated and incorporated herein by reference.
^    Indicates management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

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

By:	/s/ Liam J. Kelly	By:	/s/ Thomas E. Powell
	Liam J. Kelly		Thomas E. Powell
	Chairman, President, Chief Executive Officer and Director		Executive Vice President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

		By:	/s/ John R. Deren
John R. Deren
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

By:	/s/ George Babich, Jr.	By:	/s/ Dr. Stephen K. Klasko
	George Babich, Jr. Director		Dr. Stephen K. Klasko Director
By:	/s/ Candace H. Duncan	By:	/s/ Andrew A. Krakauer
	Candace H. Duncan Director		Andrew A. Krakauer Director
By:	/s/ Gretchen R. Haggerty	By:	/s/ Richard A. Packer
	Gretchen R. Haggerty Director		Richard A. Packer Director
By:	/s/ John C. Heinmiller	By:	/s/ Stuart A. Randle
	John C. Heinmiller Director		Stuart A. Randle Director

Dated: February 25, 2021

TELEFLEX INCORPORATED

FINANCIAL STATEMENT SCHEDULE

Page
Schedule II Valuation and qualifying accounts as of and for the years ended December 31, 2020, 2019 and 2018	56

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.
The Company acquired IWG High Performance Conductors, Inc. (“HPC”) and Z-Medica, LLC. ("Z-Medica") on February 18, 2020 and December 28, 2020. Management has excluded HPC and Z-Medica from its assessment of internal control over financial reporting as of December 31, 2020. The net revenues attributable to HPC and Z-Medica from their respective dates of acquisition through December 31, 2020, represent, in the aggregate, 1% of our consolidated net revenues for the year then ended and total assets (excluding goodwill and intangible assets) represent, in the aggregate, less than 1% of our consolidated total assets as of December 31, 2020.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Liam J. Kelly	/s/ Thomas E. Powell
Liam J. Kelly Chairman, President and Chief Executive Officer	Thomas E. Powell Executive Vice President and Chief Financial Officer
February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Teleflex Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Teleflex Incorporated and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded IWG High Performance Conductors, Inc. and Z-Medica, LLC from its assessment of internal control over financial reporting as of December 31, 2020 because they were acquired by the Company in purchase business combinations during 2020. We have also excluded IWG High Performance Conductors, Inc. and Z-Medica, LLC from our audit of internal control over financial reporting. IWG High Performance Conductors, Inc. and Z-Medica, LLC are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 1% and 1% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Intangible Assets Acquired in Business Combinations
As described in Note 4 to the consolidated financial statements, the Company completed the acquisitions of IWG High Performance Conductors, Inc. (“HPC”) and Z-Medica, LLC (“Z-Medica”) for net consideration of $260.0 million and $500.0 million, respectively, in 2020, which resulted in $511.0 million of intangible assets being recorded. The intangible assets acquired were comprised of intellectual property and customer relationships for both HPC and Z-Medica, and trade names for Z-Medica. As disclosed by management, the fair value of intangible assets acquired is determined using various methods under the income approach. The more significant judgments and assumptions used in the valuation of intangible assets may include revenue growth rates, royalty rate, discount rate, attrition rate, and EBITDA margin.

The principal considerations for our determination that performing procedures relating to the valuation of intangible assets acquired in business combinations is a critical audit matter are (i) the significant judgment by management in determining the fair value of acquired intangible assets;(ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures relating to the fair value measurement of intangible assets acquired and evaluating the revenue growth rates, royalty rates, discount rates, attrition rates, and EBITDA margins; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing of the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the intangible assets. These procedures also included, among others (i) reading the purchase agreement and (ii) testing management’s process for estimating the fair value of intangible assets. Testing management’s process included evaluating the appropriateness of the valuation methods, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of the revenue growth rates, royalty rates, discount rates, attrition rates, and EBITDA margins. Evaluating the reasonableness of the revenue growth rates, attrition rates, and EBITDA margins involved considering the past performance of the acquired businesses, as well as economic and industry forecasts. The royalty rates were evaluated by considering historical and current royalty rates of similar intangible assets in the industry. The discount rates were evaluated by considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the valuation methods and evaluating the reasonableness of the revenue growth rates, EBITDA margins, the royalty rates, attrition rates, and discount rates.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 25, 2021

We have served as the Company’s auditor since 1962.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2020	2019	2018
	(Dollars and shares in thousands, except per share)
Net revenues	$2,537,156	$2,595,362	$2,448,383
Cost of goods sold	1,212,282	1,186,357	1,145,567
Gross profit	1,324,874	1,409,005	1,302,816
Selling, general and administrative expenses	743,568	851,766	797,062
Research and development expenses	119,747	113,857	106,208
Restructuring and impairment charges	38,491	22,205	79,230
Gain on sale of assets	—	(6,077)	(1,388)
Income from continuing operations before interest, loss on extinguishment of debt and taxes	423,068	427,254	321,704
Interest expense	66,494	80,270	103,020
Interest income	(1,158)	(1,741)	(944)
Loss on extinguishment of debt	—	8,822	—
Income from continuing operations before taxes	357,732	339,903	219,628
Taxes (benefit) on income from continuing operations	21,931	(122,078)	23,196
Income from continuing operations	335,801	461,981	196,432
(Loss) income from discontinued operations	(621)	(828)	5,643
(Benefit) taxes on (loss) income from discontinued operations	(144)	(313)	1,273
(Loss) income on discontinued operations	(477)	(515)	4,370
Net income	$335,324	$461,466	$200,802
Earnings per share:
Basic:
Income from continuing operations	$7.22	$10.00	$4.30
(Loss) income on discontinued operations	(0.01)	(0.01)	0.09
Net income	$7.21	$9.99	$4.39
Diluted:
Income from continuing operations	$7.10	$9.81	$4.20
(Loss) income on discontinued operations	(0.01)	(0.01)	0.09
Net income	$7.09	$9.80	$4.29
Weighted average shares outstanding:
Basic	46,488	46,200	45,689
Diluted	47,287	47,090	46,801
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Net income	$335,324	$461,466	$200,802
Other comprehensive income, net of tax:
Foreign currency:
Foreign currency translation adjustments, net of tax of $6,442, $(6,270) and $(1,047), respectively	59,758	4,195	(83,889)
Foreign currency translation, net of tax	59,758	4,195	(83,889)
Pension and other postretirement benefits plans:
Prior service cost recognized in net periodic cost, net of tax of $(7), $(20) and $(23), respectively	26	62	71
Unamortized (loss) gain arising during the period, net of tax of $6,101, $3,817 and $(447), respectively	(19,966)	(12,767)	1,116
Plan amendments, curtailments, and settlements, net of tax of $(1,067), $0 and $(137), respectively	3,544	—	511
Net loss recognized in net periodic cost, net of tax of $(1,694), $(1,611) and $(1,588), respectively	5,559	5,319	5,231
Foreign currency translation, net of tax of $243, $15 and $(183), respectively	(610)	(44)	499
Pension and other postretirement benefits plans adjustment, net of tax	(11,447)	(7,430)	7,428
Derivatives qualifying as hedges:
Unrealized (loss) gain on derivatives arising during the period, net of tax $234, $(85) and $(268), respectively	(3,331)	1,062	2,574
Reclassification adjustment on derivatives included in net income, net of tax of $(240), $150 and $163, respectively	2,114	(1,134)	(2,107)
Derivatives qualifying as hedges, net of tax	(1,217)	(72)	467
Other comprehensive income (loss), net of tax	47,094	(3,307)	(75,994)
Comprehensive income	$382,418	$458,159	$124,808

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(Dollars and shares in thousands, except per share)
ASSETS
Current assets
Cash and cash equivalents	$375,880	$301,083
Accounts receivable, net	395,071	418,673
Inventories	513,196	476,557
Prepaid expenses and other current assets	115,436	97,943
Prepaid taxes	22,842	12,076
Total current assets	1,422,425	1,306,332
Property, plant and equipment, net	473,912	430,719
Operating lease assets	100,635	113,160
Goodwill	2,585,966	2,245,305
Intangibles assets, net	2,519,746	2,156,285
Deferred tax assets	8,073	5,572
Other assets	41,802	52,447
Total assets	$7,152,559	$6,309,820
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$100,500	$50,000
Accounts payable	102,520	102,916
Accrued expenses	136,276	100,466
Current portion of contingent consideration	20,543	148,090
Payroll and benefit-related liabilities	122,366	115,981
Accrued interest	7,135	5,514
Income taxes payable	17,361	6,692
Other current liabilities	33,326	33,396
Total current liabilities	540,027	563,055
Long-term borrowings	2,377,888	1,858,943
Deferred tax liabilities	484,678	439,558
Pension and postretirement benefit liabilities	74,499	82,719
Noncurrent liability for uncertain tax positions	10,127	10,294
Noncurrent contingent consideration	16,090	71,818
Noncurrent operating lease liabilities	86,097	101,372
Other liabilities	226,696	202,741
Total liabilities	3,816,102	3,330,500
Commitments and contingencies
Shareholders’ equity
Common shares, $1 par value Issued: 2020 — 47,812 shares; 2019 — 47,536 shares	47,812	47,536
Additional paid-in capital	652,305	616,980
Retained earnings	3,096,228	2,824,916
Accumulated other comprehensive loss	(297,298)	(344,392)
	3,499,047	3,145,040
Less: Treasury stock, at cost	162,590	165,720
Total shareholders' equity	3,336,457	2,979,320
Total liabilities and shareholders' equity	$7,152,559	$6,309,820
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$335,324	$461,466	$200,802
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (Income) from discontinued operations	477	515	(4,370)
Depreciation expense	68,567	64,088	60,494
Intangible asset amortization expense	158,685	149,974	149,486
Deferred financing costs and debt discount amortization expense	4,430	4,307	4,734
Loss on extinguishment of debt	—	8,822	—
Fair value step up of acquired inventory sold	1,707	—	—
Changes in contingent consideration	(38,164)	53,915	52,977
Asset impairments	21,388	6,966	19,110
Stock-based compensation	20,739	26,940	22,438
Net gain on sales of businesses and assets	—	(6,077)	(1,388)
Deferred income taxes, net	(32,675)	(168,594)	(6,097)
Payments for contingent consideration	(79,801)	(26,092)	(2,100)
Interest benefit on swaps designated as net investment hedges	(19,178)	(18,866)	(3,277)
Other	(26,636)	(5,800)	(13,426)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	44,748	(59,793)	(23,412)
Inventories	(5,497)	(53,170)	(37,198)
Prepaid expenses and other current assets	(4,323)	(31,023)	(10,351)
Accounts payable, accrued expenses and other liabilities	646	36,021	62,404
Income taxes receivable and payable, net	(13,294)	(6,531)	(35,740)
Net cash provided by operating activities from continuing operations	437,143	437,068	435,086
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(90,694)	(102,695)	(80,795)
Payments for businesses and intangibles acquired, net of cash acquired	(767,830)	(3,462)	(121,025)
Proceeds from sales of businesses and assets	1,400	14,345	3,878
Net interest proceeds on swaps designated as net investment hedges	19,341	18,331	1,548
Net cash used in investing activities from continuing operations	(837,783)	(73,481)	(196,394)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	1,513,807	275,000	35,000
Reduction in borrowings	(938,807)	(528,500)	(128,500)
Debt extinguishment, issuance and amendment fees	(8,440)	(11,635)	(188)
Proceeds from share based compensation plans and the related tax impacts	18,994	21,206	22,655
Payments for contingent consideration	(67,170)	(112,079)	(73,235)
Dividends	(63,221)	(62,828)	(62,165)
Net cash provided by (used in) financing activities from continuing operations	455,163	(418,836)	(206,433)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(737)	2,457	2,292
Net cash (used in) provided by discontinued operations	(737)	2,457	2,292
Effect of exchange rate changes on cash and cash equivalents	21,011	(3,286)	(10,948)
Net increase (decrease) in cash and cash equivalents	74,797	(56,078)	23,603
Cash and cash equivalents at the beginning of the year	301,083	357,161	333,558
Cash and cash equivalents at the end of the year	$375,880	$301,083	$357,161
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock		Total Shareholders' Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share amounts)
Balance at December 31, 2017	46,871	$46,871	$591,721	$2,285,886	$(265,091)	1,704	$(228,856)	$2,430,531
Cumulative effect adjustment resulting from the adoption of new accounting standards				3,076				3,076
Net income				200,802				200,802
Cash dividends ($1.36 per share)				(62,165)				(62,165)
Other comprehensive loss					(75,994)			(75,994)
Settlement of warrants			(56,115)			(412)	56,075	(40)
Shares issued under compensation plans	377	377	38,756			(50)	3,766	42,899
Deferred compensation			399			(10)	470	869
Balance at December 31, 2018	47,248	47,248	574,761	2,427,599	(341,085)	1,232	(168,545)	2,539,978
Cumulative effect adjustment resulting from the adoption of new accounting standards				(1,321)				(1,321)
Net income				461,466				461,466
Cash dividends ($1.36 per share)				(62,828)				(62,828)
Other comprehensive loss					(3,307)			(3,307)
Shares issued under compensation plans	288	288	42,092			(46)	2,572	44,952
Deferred compensation			127			(4)	253	380
Balance at December 31, 2019	47,536	47,536	616,980	2,824,916	(344,392)	1,182	(165,720)	2,979,320
Cumulative effect adjustment resulting from the adoption of new accounting standards				(791)				(791)
Net income				335,324				335,324
Cash dividends ($1.36 per share)				(63,221)				(63,221)
Other comprehensive income					47,094			47,094
Shares issued under compensation plans	276	276	35,223			(44)	2,233	37,732
Deferred compensation			102			(6)	897	999
Balance at December 31, 2020	47,812	$47,812	$652,305	$3,096,228	$(297,298)	1,132	$(162,590)	$3,336,457

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all tabular amounts in thousands unless otherwise noted)
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
Accounts receivable: Accounts receivable represent amounts due from customers related to the sale of products and provision of services. Our allowance for credit losses is maintained for trade accounts receivable based on the expected collectability of accounts receivable, after considering our historical collection experience, the length of time an account is outstanding, the financial position of the customer, information provided by credit rating services in addition to new requirements under the accounting guidance, effective January 1, 2020, that includes the consideration of events or circumstances indicating historic collection rates may not be indicative of future collectability, for example, potential customer liquidity concerns resulting from COVID-19, that may impact the collectability of our receivables as well as our estimate of credit losses expected to be incurred over the life of our receivables. The allowance for credit losses as of December 31, 2020 and December 31, 2019 was $12.9 million and $9.1 million, respectively. The current portion of the allowance for credit losses, which was $8.1 million and $5.3 million as of December 31, 2020 and December 31, 2019, respectively, was recognized as a reduction of accounts receivable, net.
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
In performing the goodwill impairment test, we may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, and entity specific factors such as

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

strategies and financial performance. If, after completing the qualitative assessment, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step quantitative impairment test, described below. Alternatively, we may elect to bypass the qualitative assessment and perform the two-step quantitative impairment test. The first step of the two-step impairment test is to compare the fair value of a reporting unit to its carrying value. If the reporting unit fair value exceeds the carrying value, there is no impairment. If the reporting unit carrying value exceeds the fair value, we would perform the second step of the goodwill impairment test, in which we would measure the amount of an impairment loss, if any, based on the amount by which the carrying value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit's identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the fair value of the individual assets acquired and liabilities assumed were being determined initially. We did not record a goodwill impairment charge for the year ended December 31, 2020.
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
Intangible assets that do not have indefinite lives, consisting of intellectual property, customer relationships, distribution rights, certain trade names and non-competition agreements, are amortized over their estimated useful lives, which are as follows: intellectual property, 5 to 20 years; customer relationships, 8 to 27 years; distribution rights, 10 years; trade names, 5 to 30 years; non-competition agreements, 3 to 6 years. The weighted average remaining amortization period with respect to our intangible assets is approximately 15 years. We periodically evaluate the reasonableness of the useful lives of these assets.
For the year ended December 31, 2020, intangible asset amortization expense of $84.4 million is included within costs of good sold. For the year ended December 31, 2019 and December 31, 2018, we reclassified intangible asset amortization expense of $82.6 million and $81.6 million, respectively, from selling, general and administrative expenses to cost of goods sold for comparability.
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
Restructuring costs: Restructuring costs, which include termination benefits, facility closure costs, contract termination costs and other restructuring costs, are recorded at estimated fair value. Other restructuring costs may include facility closure, employee relocation, equipment relocation and outplacement costs. We primarily recognize employee termination benefits when payment becomes probable and reasonably estimable because they are provided under an ongoing benefit arrangement and are based on existing plans, historical experiences and negotiated settlements of prior plans. Termination benefits provided under one-time termination benefits arrangements are recognized upon communication to the employee. We recognize charges ratably over the future service period if the employee is required to render service until termination. Key assumptions used in calculating

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the restructuring costs include the terms of, and payments under, agreements to terminate certain contractual obligations and the timing of reductions in force.
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
Revenue recognition: We primarily generate revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when our products are shipped from the manufacturing or distribution facility. For the OEM segment, most revenue is recognized over time because the OEM segment generates revenue from the sale of custom products that have no alternative use and we have an enforceable right to payment to the extent that performance has been completed. We market and sell products through our direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers, which represented 88%, 9% and 3% of our consolidated net revenues, respectively, for the year ended December 31, 2020. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. With respect to the custom products sold in the OEM segment, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.
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
The amount of consideration we receive and revenue we recognize varies as a result of changes in customer sales incentives, including discounts and rebates, and returns offered to customers. The estimate of revenue is adjusted upon the earlier of the following events: (i) the most likely amount of consideration expected to be received changes or (ii) the consideration becomes fixed. Our policy is to accept returns only in cases in which the product is defective and covered under our standard warranty provisions. When we give customers the right to return products, we estimate the expected returns based on an analysis of historical experience. The liability for returns and allowances was $14.6 million and $7.2 million as of December 31, 2020 and 2019, respectively. In estimating customer rebates, we consider the lag time between the point of sale and the payment of the customer’s rebate claim, customer-specific trend analyses, contractual commitments, including stated rebate rates, historical experience with respect to specific customers (as we have a history of providing similar rebates on similar products to similar customers) and other relevant information. The reserve for customer incentive programs, including customer rebates, was $28.5 million and $21.6 million at December 31, 2020 and 2019, respectively. We expect the amounts subject to the reserve as of December 31, 2020 to be paid within 90 days subsequent to period-end.
Leases: On January 1, 2019, we adopted an amendment to the guidance on leases using a modified retrospective transition approach. We have made an accounting policy election not to apply the lease accounting recognition provisions to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, we will recognize

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the lease payments for short term leases on a straight-line basis over the lease term. We have made, as a practical expedient, an accounting policy election to not separate lease and non-lease components and instead will account for each separate lease component and the non-lease components associated with that lease component as a single lease component.

Note 2 — Recently issued accounting standards
In June 2016, the FASB issued new guidance that changes the methodology to be used to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under current guidance, an entity reflects credit losses on financial assets measured on an amortized cost basis only when it is probable that losses have been incurred, generally considering only past events and current conditions in determining incurred loss. The new guidance requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset, based not only on historical experience and current conditions, but also on reasonable forecasts. The main objective of the new guidance is to provide financial statement users with more useful information in making decisions about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. We adopted the new standard on January 1, 2020 using a modified retrospective transition approach by recognizing a cumulative-effect adjustment of $0.8 million to reduce our opening balance of retained earnings as of the adoption date. Prior period amounts have not been adjusted and continue to reflect our historical accounting.
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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 - Net revenues
The following table disaggregates revenue by global product category for the year ended December 31, 2020, 2019 and 2018.

	Year Ended December 31
	2020	2019	2018
Vascular access	$657,703	$600,874	$575,327
Anesthesia	302,293	338,413	349,370
Interventional	382,435	427,563	395,423
Surgical	317,200	370,074	358,707
Interventional urology	290,022	290,449	196,735
OEM	220,246	220,717	205,976
Other (1)	367,257	347,272	366,845
Net revenues (2)	$2,537,156	$2,595,362	$2,448,383
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

Note 4 — Acquisitions and Divestitures
2020 Acquisitions
On February 18, 2020, we acquired IWG High Performance Conductors, Inc. (HPC), a privately-held original equipment manufacturer of minimally invasive medical products and high performance conductors, for an initial purchase price of $260.0 million. The acquisition complements our OEM product portfolio. For the year ended December 31, 2020, we recorded post acquisition revenue and an operating loss of $27.1 million and $0.2 million, respectively, related to HPC within our OEM operating segment. Goodwill arising from the HPC acquisition is not tax deductible and represents costs synergies, revenue growth attributable to anticipated increased market penetration from acquired products and the establishment of new customer relationships.
On December 28, 2020, we acquired Z-Medica, LLC ("Z-Medica"), a privately held medical device company that manufactures and sells hemostatic (hemorrhage control) products, marketed under the QuikClot, Combat Gauze and QuickClot Control+ brand names, to complement our anesthesia product portfolio. The acquisition included an initial cash purchase price of $500.0 million, with the potential to make an additional payment up to $25 million upon the achievement of certain commercial milestones. See Note 12 for additional information related to the fair value measurement of the contingent consideration. The goodwill arising from the Z-Medica acquisition is not tax deductible and primarily represents synergies currently expected to be realized from the integration of the Z-Medica business in addition to the benefit we expect to realize from the establishment of new customer relationships and the development of technology resulting from the operation of the Z-Medica business.
For the year ended December 31, 2020, the Company incurred $6.6 million in transaction expenses associated with the HPC and Z-Medica acquisitions, which are included in selling, general and administrative expenses in the consolidated statement of income.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value of the acquired assets and liabilities assumed with respect to each acquisition:

	HPC	Z-Medica
Assets
Current assets	$10,785	$16,649
Property, plant and equipment	10,457	4,492
Intangible assets	179,000	332,000
Goodwill	107,127	187,939
Other assets	270	153
Total assets acquired	307,639	541,233
Less:
Current liabilities	1,568	5,068
Deferred tax liabilities	43,449	35,225
Noncurrent liability for uncertain tax positions	1,945	—
Other liabilities	—	91
Liabilities assumed	46,962	40,384
Net assets acquired	$260,677	$500,849

We are continuing to evaluate the fair value of the acquired assets and liabilities assumed in connection with the Z-Medica acquisition and further adjustments may be necessary during the measurement period.
The following table sets forth the components of identifiable intangible assets acquired and the ranges of the useful lives as of the date of each acquisition:

	HPC		Z-Medica
	Fair value	Useful life (years)	Fair value	Useful life (years)
Intellectual property	$40,000	20	$86,500	13 - 16
Trade names	—	—	47,500	25
Customer relationships	139,000	20	198,000	26

Pro forma information for the acquisitions completed in 2020 is not presented as the operations of the acquired businesses are not deemed to be significant to our overall operations.
2019 Divestiture
On February 4, 2019, we sold substantially all of the assets related to our vein catheter reprocessing business for $12.6 million. We recognized a $2.7 million pre-tax gain on the sale of assets, which represents the excess of the $9.7 million fair value of consideration received over the carrying value of the assets sold. In connection with the sale, the purchaser of the assets issued a secured promissory note to us in the principal amount of $10.5 million. The purchaser's obligations under the notes are secured by a lien on substantially all of the purchaser's assets. The purchaser is obligated to repay the principal amount of the promissory note in annual installments of $2.1 million on each of the first five anniversaries of the date of sale. On the date of sale, the fair value of the promissory note was $7.6 million, which we calculated by applying a discount rate determined after taking into account the creditworthiness of the purchaser. As of December 31, 2020, we had $5.6 million in receivables related to the promissory note, of which $4.7 million and $0.9 million are included in accounts receivable, net and other assets, respectively, within the consolidated balance sheet.

Note 5 — Restructuring and impairment charges
During the second quarter of 2020, we committed to a workforce reduction (the "2020 Workforce reduction plan") designed to improve profitability and reduce cost primarily by streamlining certain sales and marketing functions in our EMEA segment and certain manufacturing operations in our OEM segment. The workforce reduction was initiated to further align the business with our high growth strategic objectives. The plan was

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantially completed at the end of 2020 and we expect future restructuring expenses associated with the program, if any, to be nominal.
We have ongoing restructuring programs related to the relocation of manufacturing operations to existing lower-cost locations and related workforce reductions (referred to as our 2019, 2018 and 2014 Footprint realignment plans). The following tables provide a summary of our cost estimates and other information associated with these ongoing plans:

	2019 Footprint realignment plan (3)	2018 Footprint realignment plan (4)	2014 Footprint realignment plan (5)
Program expense estimates:	(Dollars in millions)
Termination benefits	$16 to $18	$60 to $70	$13 to $13
Other costs (1)	2 to 2	3 to 4	1 to 2
Restructuring charges	18 to 20	63 to 74	14 to 15
Restructuring related charges (2)	38 to 43	40 to 59	38 to 40
Total restructuring and restructuring related charges	$56 to $63	$103 to $133	$52 to $55
Other program estimates:
Expected cash outlays	$50 to $57	$99 to $127	$42 to $46
Expected capital expenditures	$28 to $33	$19 to $23	$26 to $27
Other program information:
Period initiated	February 2019	May 2018	April 2014
Estimated period of substantial completion	2022	2022	2022
Aggregate restructuring charges	$15.3	$60.0	$13.6
Restructuring related charges incurred:
For year ended December 31, 2020	$14.5	$9.5	$3.8
Aggregate restructuring related charges	$21.1	$16.7	$36.0

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
(3)In 2020, we refined the disclosed ranges for each of the components of the program expense and other program estimates in consideration of the progress made to date as well as the actions remaining. The refinements resulted in a decrease in the high end of the disclosed ranges compared to our prior estimates.
(4)In 2020, we accelerated the timing of substantial completion from our prior estimate of 2024 to take advantage of an opportunity we identified to accelerate the recognition of estimated savings.
(5)In 2020, we extended our timeline of certain development and qualification activities which resulted in a delay in the anticipated period of substantial completion from our prior estimate of 2021. The shift in timing also resulted in an increase in the total program cost estimate, primarily restructuring related charges, and related cash outlays compared to prior estimates. We also refined the disclosed range of capital expenditures in consideration of the progress made to date as well as actions remaining.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the restructuring reserve activity related to our 2019, 2018 and 2014 Footprint realignment plans:

	2019 Footprint realignment plan	2018 Footprint realignment plan	2014 Footprint realignment plan
Balance at December 31, 2018	$—	$48,474	$3,936
Subsequent accruals	13,753	(939)	313
Cash payments	(1,602)	(3,628)	(580)
Foreign currency translation	(281)	367	—
Balance at December 31, 2019	11,870	44,274	3,669
Subsequent accruals	1,542	5,948	606
Cash payments	(5,532)	(4,281)	(682)
Foreign currency translation and other	174	4,140	—
Balance at December 31, 2020 (1)	$8,054	$50,081	$3,593
(1)The restructuring reserves as of December 31, 2020 , 2019 and 2018 consisted mainly of accruals related to termination benefits. Most of the Other costs (facility closure, employee relocation, equipment relocation and outplacement costs) were expensed and paid in the same period.
The restructuring and impairment charges recognized for the years ended December 31, 2020, 2019, and 2018 consisted of the following:

	2020
	Termination benefits	Other Costs (1)	Total
2020 Workforce reduction plan	$8,494	$353	$8,847
2019 Footprint realignment plan	647	895	1,542
2018 Footprint realignment plan	5,565	383	5,948
Other restructuring programs (2)	(72)	838	766
Total restructuring charges	14,634	2,469	17,103
Asset impairment charges	—	21,388	21,388
Total restructuring and impairment charges	$14,634	$23,857	$38,491

	2019
	Termination benefits	Other Costs (1)	Total
2019 Footprint realignment plan	$13,683	$70	$13,753
2018 Footprint realignment plan	(1,787)	848	(939)
Other restructuring programs (3)	787	1,638	2,425
Total restructuring charges	12,683	2,556	15,239
Asset impairment charges	—	6,966	6,966
Total restructuring and impairment charges	$12,683	$9,522	$22,205

	2018
	Termination benefits	Other Costs (1)	Total
2018 Footprint realignment plan	$53,992	$1,001	$54,993
Other restructuring programs (4)	3,820	1,307	5,127
Total restructuring charges	57,812	2,308	60,120
Asset impairment charges	—	19,110	19,110
Total restructuring and impairment charges	$57,812	$21,418	$79,230
(1)Includes facility closure, contract termination and other exit costs.
(2)Includes activity primarily related to the 2016 and 2014 Footprint realignment plans.
(3)Includes the program initiated during third quarter of 2019, the 2017 Vascular Solutions integration program as well as the 2016 and 2014 Footprint realignment plans.
(4)Includes activity primarily related to the 2016 Footprint realignment plan, which is substantially complete, and the 2014 Footprint realignment plan, as well as the 2017 Vascular Solutions integration program and the 2017 EMEA restructuring program.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment Charges
For the year ended December 31, 2020, we recorded impairment charges of $21.4 million ($19.4 million after tax) related primarily to our decision to abandon intellectual property and other assets related to the Percuvance percutaneous surgical system product line. For the years ended December 31, 2019 and 2018 we recorded impairment charges of $7.0 million and $19.1 million, respectively, related to our decision to abandon certain intellectual property and other assets associated with our interventional product portfolio.

Note 6 — Inventories
Inventories at December 31, 2020 and 2019 consist of the following:

	2020	2019
Raw materials	$132,370	$114,302
Work-in-process	75,874	71,479
Finished goods	304,952	290,776
Inventories	$513,196	$476,557

Note 7 — Property, plant and equipment
The major classes of property, plant and equipment, at cost, at December 31, 2020 and 2019 were as follows:

	2020	2019
Land, buildings and leasehold improvements	$272,637	$248,067
Machinery and equipment	496,664	443,612
Computer equipment and software	172,913	158,574
Construction in progress	84,336	63,991
	1,026,550	914,244
Less: Accumulated depreciation	(552,638)	(483,525)
Property, plant and equipment, net	$473,912	$430,719

Note 8 — Goodwill and other intangible assets
Changes in the carrying amount of goodwill, by reportable operating segment, for the years ended December 31, 2020 and 2019 were as follows:

	Americas	EMEA	Asia	OEM	Total
Balance as of December 31, 2018
Goodwill	$1,881,662	$480,615	$211,547	$4,883	$2,578,707
Accumulated impairment losses	(332,128)	—	—	—	(332,128)
	1,549,534	480,615	211,547	4,883	2,246,579
Goodwill related to acquisitions	439	189	1,205	—	1,833
Translation and other adjustments	952	(5,032)	973	—	(3,107)
Balance as of December 31, 2019	1,550,925	475,772	213,725	4,883	2,245,305
Goodwill related to acquisitions	149,877	22,364	15,698	107,127	295,066
Translation and other adjustments	(520)	38,092	8,023	—	45,595
Balance as of December 31, 2020	$1,700,282	$536,228	$237,446	$112,010	$2,585,966

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets at December 31, 2020 and 2019 consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	2020	2019	2020	2019
Customer relationships	$1,377,943	$1,021,852	$(425,692)	$(367,585)
In-process research and development	29,627	27,940	—	—
Intellectual property	1,458,924	1,351,990	(479,612)	(402,340)
Distribution rights	23,866	23,369	(20,280)	(18,859)
Trade names	619,847	563,315	(65,955)	(50,718)
Non-compete agreements	24,592	22,618	(23,514)	(15,297)
	$3,534,799	$3,011,084	$(1,015,053)	$(854,799)
As of December 31, 2020, trade names having a carrying value of $239.1 million are considered indefinite-lived. Acquired IPR&D is indefinite-lived until the completion of the related development project, at which point amortization of the carrying value of the technology will commence.
Amortization expense related to intangible assets was $158.7 million, $150.0 million, and $149.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Estimated annual amortization expense for each of the five succeeding years is as follows:

2021	$167,000
2022	165,300
2023	160,300
2024	159,100
2025	158,100

Note 9 — Leases
We have operating leases for various types of properties, consisting of manufacturing plants, engineering and research centers, distribution warehouses, offices and other facilities, and equipment used in operations. Some leases provide us with an option, exercisable at our sole discretion, to terminate the lease or extend the lease term for one or more years. When measuring assets and liabilities arising from a lease that provides us with an option to extend the lease term, we take into account payments to be made in the optional extension period when it is reasonably certain that we will exercise the option. Total lease cost (all of which related to operating leases) was $30.7 million, $30.2 million and $32.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Maturities of lease liabilities

December 31, 2020
2021	$26,178
2022	23,540
2023	18,222
2024	14,047
2025	7,853
2026 and thereafter	36,131
Total lease payments	125,971
Less: interest	(17,228)
Present value of lease liabilities	$108,743

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental information

	December 31, 2020	December 31, 2019
Total lease liabilities (1)	$108,743	$122,221
Cash paid for amounts included in the measurement of lease liabilities within operating cash flows	$28,276	$26,458
Right of use assets obtained in exchange for operating lease obligations	$8,904	$37,673
Weighted average remaining lease term	6.7 years	7.2 years
Weighted average discount rate	4.0%	4.4%
(1) The current portion of the operating lease liability is included in other current liabilities.

Note 10 — Borrowings
Our borrowings at December 31, 2020 and 2019 were as follows:

	2020	2019
Senior Credit Facility:
Revolving credit facility, at a rate of 1.66% at December 31, 2020, and 3.12% at December 31, 2019, due 2024	$350,000	$300,000
Term loan facility, at a rate of 1.65% at December 31, 2020 and 3.17% at December 31 2019, due 2024	673,000	673,000
4.875% Senior Notes due 2026	400,000	400,000
4.625% Senior Notes due 2027	500,000	500,000
4.25% Senior Notes due 2028	500,000	—
Securitization program, at a rate of 1.24% at December 31, 2020 and 2.51% at December 31, 2019	75,000	50,000
	2,498,000	1,923,000
Less: Unamortized debt issuance costs	(19,612)	(14,057)
	2,478,388	1,908,943
Current portion of borrowings	(100,500)	(50,000)
Long-term borrowings	$2,377,888	$1,858,943
Senior credit facility
In 2019, we amended and restated our existing credit agreement by entering into a Second Amended and Restated Credit Agreement (the "Credit Agreement"), which provides for a five-year revolving credit facility of $1.0 billion and a term loan facility of $700.0 million (the "Credit Agreement").Our obligations under the Credit Agreement are guaranteed (subject to certain exceptions and limitations) by substantially all of our material domestic subsidiaries. The obligations under the Credit Agreement are secured, subject to certain exceptions and limitations, by a lien on substantially all of the assets owned by us and each guarantor. The maturity date of the revolving credit facility and the term loan facility under the Credit Agreement is April 5, 2024.
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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
4.25% Senior Notes due 2028
In 2020, we issued $500.0 million of 4.25% Senior Notes due 2028 (the "2028 Notes"). We pay interest on the 2028 Notes semi-annually on June 1 and December 1, commencing on December 1, 2020, at a rate of 4.25% per year. The 2028 Notes mature on June 1, 2028 unless earlier redeemed at our option, as described below, or purchased at the holder’s option under specified circumstances following a Change of Control or Event of Default (each as defined in the indenture related to the 2028 Notes), coupled with a downgrade in the ratings of the 2028 Notes, or upon our election to exercise its optional redemption rights, as described below. We incurred transaction fees of $8.5 million, including underwriters’ discounts and commissions, in connection with the offering of the 2028 Notes, which were recorded on the consolidated balance sheet as a reduction to long-term borrowings and are being amortized over the term of the 2028 Notes. We used the net proceeds from the offering to repay borrowings under our revolving credit facility.
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
Securitization program
We have an accounts receivable securitization facility under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of Teleflex. Accordingly, the assets of the SPE are not available to satisfy the obligations of Teleflex or any of its subsidiaries. The SPE sells undivided interests in those receivables to an asset backed

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commercial paper conduit for consideration of up to the maximum available capacity. On March 30, 2020, we amended our accounts receivable securitization facility to increase the maximum available capacity from $50 million to $75 million. This facility is utilized from time to time to provide increased flexibility in funding short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of its counterparty to terminate this facility. As of December 31, 2020, we were in compliance with the covenants, and none of the termination events had occurred. As of December 31, 2020 and 2019, we had $75.0 million and $50.0 million, respectively, (the maximum amount available) of outstanding borrowings under its accounts receivable securitization facility.
Fair value of long-term debt
To determine the fair value of our debt for which quoted prices are not available, we use a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. Our implied credit rating is a factor in determining the market interest yield curve. The following table provides the fair value of our debt as of December 31, 2020 and 2019, which is valued based on Level 2 inputs within the hierarchy used to measure fair value (see Note 12 to the consolidated financial statements for further information):

	December 31, 2020	December 31, 2019
Fair value of debt	$2,586,058	$1,974,918
Debt Maturities
As of December 31, 2020, the aggregate amounts of long-term debt, demand loans and debt under our securitization program that will mature during each of the next four years and thereafter were as follows:

2021	$100,500
2022	35,000
2023	43,750
2024	918,750
2025 and thereafter	1,400,000
Supplemental cash flow information

	Year Ended December 31,
	2020	2019	2018
Cash interest paid	$79,533	$95,954	$101,790

Note 11 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flows hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We enter into the non-designated foreign currency forward contracts for periods consistent with its currency exposures, which generally approximate one month. For the years ended December 31, 2020 and 2019, we recognized losses related to non-designated foreign currency forward contracts of $1.8 million and $3.8 million, respectively.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of December 31, 2020 and 2019 was $129.5 million and $132.0 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of December 31, 2020 and 2019 was $163.5 million and $145.1 million, respectively. All open foreign currency forward contracts as of December 31, 2020 have durations of 12 months or less.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI") while the accrued interest is recognized in interest expense in the statement of operations. For the years ended December 31, 2020 and 2019, we recognized a foreign exchange loss of $37.3 million and a gain of $20.8 million, respectively, in foreign currency translation adjustments within AOCI related to the cross-currency swaps. For the years ended December 31, 2020 and 2019, we recognized $14.5 million and $18.9 million, respectively, in interest benefit related to the cross-currency swaps.
Balance sheet presentation
The following table presents the locations in the consolidated balance sheets and fair value of derivative instruments as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Asset derivatives:
Designated foreign currency forward contracts	$1,691	$1,659
Non-designated foreign currency forward contracts	61	192
Cross-currency interest rate swap	20,106	21,575
Prepaid expenses and other current assets	21,858	23,426
Cross-currency interest rate swap	—	13,066
Other assets	—	13,066
Total asset derivatives	$21,858	$36,492
Liability derivatives:
Designated foreign currency forward contracts	$1,504	$1,285
Non-designated foreign currency forward contracts	366	102
Other current liabilities	1,870	1,387
Cross-currency interest rate swap	34,125	—
Other liabilities	34,125	—
Total liability derivatives	$35,995	$1,387
See Note 13 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax.
For the years ended December 31, 2020, 2019 and 2018, there was no ineffectiveness related to our hedging derivatives.

Note 12 — Fair value measurement
Fair value is the price that would be received from the sale of an asset or paid to transfer a liability, using assumptions that market participants would use in pricing an asset or liability. Under GAAP, there is a three-level

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	Basis of fair value measurement
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Investments in marketable securities	$12,617	$12,617	$—	$—
Derivative assets	21,858	—	21,858	—
Derivative liabilities	35,995	—	35,995	—
Contingent consideration liabilities	36,633	—	—	36,633

	Basis of fair value measurement
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Investments in marketable securities	$10,926	$10,926	$—	$—
Derivative assets	36,492	—	36,492	—
Derivative liabilities	1,387	—	1,387	—
Contingent consideration liabilities	219,908	—	—	219,908
There were no transfers of financial assets or liabilities into or out of Level 3 within the fair value hierarchy during the years ended December 31, 2020 or 2019.
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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We determine the fair value of the contingent consideration liabilities using a Monte Carlo simulation (which involves a simulation of future revenues during the earn-out period using management's best estimates) or discounted cash flow analysis. Increases in projected revenues, estimated cash flows and probabilities of payment may result in significantly higher fair value measurements; decreases in these items may have the opposite effect. Increases in the discount rates in periods prior to payment may result in significantly lower fair value measurements and decreases in the discount rates may have the opposite effect. As of December 31, 2020, the maximum amount we could be required to pay under the contingent consideration arrangements related to the Essential Medical and Z-Medica acquisitions was $91.9 million. See Note 17 for additional information regarding the revenue-based milestone goals related to our acquisition of Essential Medical.
The table below provides additional information regarding the valuation technique and inputs used in determining the fair value of contingent consideration.

Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range (Weighted average)
Milestone-based payment
	Discounted cash flow	Discount rate	1.3% - 2.3% (1.5%)
		Projected year of payment	2021 - 2023
Revenue-based
	Monte Carlo simulation	Revenue volatility	22.4%
		Risk free rate	Cost of debt structure
		Projected year of payment	2021 - 2022

	Discounted cash flow	Discount rate	6.5% - 10.0% (9.1%)
		Projected year of payment	2021 - 2029
The following table provides information regarding changes in our contingent consideration liabilities for the years ended December 31, 2020 and 2019:

	2020	2019
Beginning balance – January 1	$219,908	$304,248
Payments (1)	(146,971)	(138,171)
Initial estimate upon acquisition and revaluations	(36,714)	53,915
Translation adjustment	410	(84)
Ending balance – December 31	$36,633	$219,908
(1) Consists mainly of a $140.6 million payment associated with our acquisition of NeoTract, Inc. ("Neotract") and resulting from the achievement of a revenue-based goal for the period from January 1, 2019 to December 31, 2019.

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
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner except that the weighted average number of shares is increased to include dilutive securities. The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	2020	2019	2018
Basic	46,488	46,200	45,689
Dilutive effect of share based awards	799	890	970
Dilutive effect of convertible notes and warrants	—	—	142
Diluted	47,287	47,090	46,801
Weighted average shares that were antidilutive and therefore excluded from the calculation of diluted earnings per share were 0.1 million, 0.1 million and 0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provides information relating to the changes in accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2020 and 2019:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$807	$(131,380)	$(210,512)	$(341,085)
Other comprehensive income (loss) before reclassifications	1,062	(12,811)	4,195	(7,554)
Amounts reclassified from accumulated other comprehensive (loss) income	(1,134)	5,381	—	4,247
Net current-year other comprehensive (loss) income	(72)	(7,430)	4,195	(3,307)
Balance at December 31, 2019	735	(138,810)	(206,317)	(344,392)
Other comprehensive (loss) income before reclassifications	(3,331)	(17,032)	59,758	39,395
Amounts reclassified from accumulated other comprehensive income	2,114	5,585	—	7,699
Net current-year other comprehensive (loss) income	(1,217)	(11,447)	59,758	47,094
Balance at December 31, 2020	$(482)	$(150,257)	$(146,559)	$(297,298)
The following table provides information relating to the losses (gains) recognized in the statements of income including the reclassifications of losses (gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Losses (gains) on designated foreign exchange forward contracts:
Cost of goods sold	$2,354	$(1,284)	$(2,270)
Total before tax	2,354	(1,284)	(2,270)
Taxes (benefit) expense	(240)	150	163
Net of tax	$2,114	$(1,134)	$(2,107)
Amortization of pension and other postretirement benefits items:
Actuarial losses (1)	$7,253	$6,930	$7,305
Prior-service credits (1)	33	82	251
Total before tax	7,286	7,012	7,556
Tax benefit	(1,701)	(1,631)	(1,733)
Net of tax	$5,585	$5,381	$5,823
Impact on income from continuing operations, net of tax	$7,699	$4,247	$3,716
(1)These accumulated other comprehensive (loss) income components are included in the computation of net benefit cost of pension and other postretirement benefit plans (see Note 16 for additional information).

Note 14 — Stock compensation plans
In May 2014, our stockholders approved the Teleflex Incorporated 2014 Stock Incentive Plan (the "2014 Plan") which replaced the 2008 Stock Incentive Plan and 2000 Stock Compensation Plan (the "Prior Plans"), under which stock options and restricted stock awards previously were granted. The 2014 Plan provides for several different kinds of awards, including stock options, stock appreciation rights, stock awards and other stock-based awards to directors, officers and key employees. Under the 2014 Plan, we are authorized to issue up to 5.3 million shares of common stock, subject to adjustment in accordance with special share counting rules in the 2014 Plan that, among other things, (i) count shares underlying a stock option or stock appreciation right (each, an "option award") as one share and each share underlying any other type of award (a "stock award") as 1.8 shares, (ii) increase the shares we are authorized to issue by one or 1.8 shares for each share underlying an option award or stock award, respectively, under the Prior Plans that have been canceled, expired, settled in cash or forfeited after December 31, 2013 and (iii) decrease the number of shares we are authorized to issue by one share and 1.8 shares for each share underlying an option award or stock award, respectively, granted under the Prior Plans between January 1, 2014 and the May 2, 2014 adoption of the 2014 Plan by our stockholders. Options granted under the 2014 Plan have an exercise price equal to the closing price of the common stock on the date of the grant. In 2020, we granted,

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the 2014 Plan, non-qualified options to purchase 130,206 shares of common stock and granted restricted stock units relating to 52,464 shares of common stock under the 2014 Plan. We also granted performance share units (“PSUs”), as described in the following paragraph.
In 2018, we began granting PSUs to specified senior managers. The PSUs are designed to provide further incentive to our senior management with respect to achievement of the long term financial objectives. The PSU component of the equity incentive program is designed to provide shares of our common stock to the holder based upon our achievement of certain financial performance criteria during a designated performance period of three years. The number of shares to be awarded under the PSUs granted are subject to modification based upon our total stockholder return relative to a designated group of public companies. Assuming target performance is achieved, a total of 25,818 shares of common stock would be issuable in respect of the PSUs granted and a maximum of 64,562 shares would be issuable in respect of such PSUs upon achievement of maximum performance levels.
The following table summarizes the share-based compensation activity:

	2020	2019	2018
	(Dollars in millions)
Share-based compensation expense	$20.7	$26.9	$22.4
Total income tax benefit recognized for share-based compensation arrangements	22.0	21.1	20.7
Net excess tax benefit	17.5	15.4	15.9

The unrecognized compensation expense for all awards granted in 2020 as of the grant date was $30.4 million, which will be recognized over the vesting period of the awards. As of December 31, 2020, 3,183,199 shares were available for future grants under the 2014 Plan.
Option Awards
The fair value of options granted in 2020, 2019 and 2018 was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used:

	2020	2019	2018
Risk-free interest rate	1.16%	2.44%	2.67%
Expected life of option	5.00 years	4.99 years	4.98 years
Expected dividend yield	0.39%	0.47%	0.54%
Expected volatility	23.98%	23.92%	22.65%
The following table summarizes the option activity during 2020:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
Outstanding, beginning of the year	1,325,532	$161.91
Granted	130,206	347.64
Exercised	(289,324)	106.79
Forfeited or expired	(9,099)	290.49
Outstanding, end of the year	1,157,315	195.57	5.71	$249,979
Exercisable, end of the year	903,680	$163.27	4.94	$224,388
The weighted average grant date fair value for options granted during 2020, 2019 and 2018 was $74.60, $68.22 and $58.16, respectively. The total intrinsic value of options exercised during 2020, 2019 and 2018 was $77.9 million, $64.3 million and $69.4 million, respectively.
We recorded $9.4 million of expense related to options during 2020, which is included in cost of goods sold or selling, general and administrative expenses. As of December 31, 2020, the unamortized share-based compensation cost related to non-vested stock options, net of expected forfeitures, was $9.4 million, which is expected to be recognized over a weighted-average period of 1.45 years. Authorized but unissued shares of our common stock are issued upon exercises of options.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Awards
The fair value of PSUs granted in 2019 was determined using a Monte Carlo simulation valuation model. The grant date fair value for these awards was $362.78.
The fair value for restricted stock units granted in 2020, 2019 and 2018 was estimated at the date of grant based on the market price for the underlying stock on the grant date discounted for the risk free interest rate and the present value of expected dividends over the vesting period. The following weighted-average assumptions were used:

	2020	2019	2018
Risk-free interest rate	1.07%	2.41%	2.41%
Expected dividend yield	0.38%	0.46%	0.53%
The following table summarizes the non-vested restricted stock unit activity during 2020:

	Number of Non-Vested Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of the year	177,348	$240.17
Granted	52,464	344.70
Vested	(67,851)	195.95
Forfeited	(10,718)	285.37
Outstanding, end of the year	151,243	$293.06	1.2	$62,236
We issued 52,464, 69,799 and 62,221 of non-vested restricted stock units in 2020, 2019 and 2018, respectively, the majority of which provide for vesting as to all underlying shares on the third anniversary of the grant date. The weighted average grant-date fair value for non-vested restricted stock units granted during 2020, 2019 and 2018 was $344.70, $286.51 and $250.66, respectively.
We recorded $14.8 million of expense related to stock awards during 2020, which is included in cost of goods sold or selling, general and administrative expenses. As of December 31, 2020, the unamortized share-based compensation cost related to non-vested restricted stock units, net of estimated forfeitures, was $16.2 million, which is expected to be recognized over a weighted-average period of 1.2 years. We use treasury stock to provide shares of common stock in connection with vesting of the stock awards.

Note 15 — Income taxes
The following table summarizes the components of the provision for income taxes from continuing operations:

	2020	2019	2018
Current:
Federal	$11,148	$19,374	$(1,525)
State	9,644	8,220	1,432
Non-U.S.	35,042	23,690	29,353
Deferred:
Federal	(9,475)	(2,041)	(5,124)
State	(13,734)	(28,277)	(5,114)
Non-U.S.	(10,694)	(143,044)	4,174
	$21,931	$(122,078)	$23,196
At December 31, 2020, the cumulative unremitted earnings of subsidiaries outside the U.S. that are considered non-permanently reinvested and for which taxes have been provided approximated $1.7 billion. At December 31, 2020, the cumulative unremitted earnings of subsidiaries outside the U.S. that are considered permanently reinvested approximated $0.7 billion. Earnings considered permanently reinvested are expected to be reinvested indefinitely and, as a result, no additional deferred tax liability has been recognized with regard to these earnings. It is not practical to determine the deferred income tax liability on these earnings if, in the future, they are

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remitted to the U.S. because the income tax liability to be incurred, if any, is dependent on circumstances existing when remittance occurs.
The following table summarizes the U.S. and non-U.S. components of income from continuing operations before taxes:

	2020	2019	2018
U.S.	$233,034	$89,021	$37,201
Non-U.S.	124,698	250,882	182,427
	$357,732	$339,903	$219,628
Reconciliations between the statutory federal income tax rate and the effective income tax rate are as follows:

	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
Tax effect of international items	(5.3)	(11.3)	(3.3)
Impacts of the TCJA (1)	—	—	(1.0)
Foreign Merger - Deferred Taxes (2)	—	(38.0)	—
Excess tax benefits related to share-based compensation	(4.9)	(4.5)	(7.2)
State taxes, net of federal benefit	(0.3)	(4.9)	(0.1)
Uncertain tax contingencies	(0.5)	—	(0.4)
Contingent consideration	(2.2)	3.4	5.3
Intellectual property impairment charge	(1.2)	—	(2.0)
Research and development tax credit	(1.1)	(1.1)	(1.6)
Other, net	0.6	(0.5)	(0.1)
	6.1%	(35.9)%	10.6%
(1)U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") was enacted on December 22, 2017. The legislation significantly changed U.S. tax law by, among other things, reducing the corporate income tax rate and imposing a one-time repatriation tax on undistributed post-1986 non-U.S. subsidiary earnings and profits. This legislation required significant one-time adjustments to our consolidated tax provision.
(2)During 2019, we recognized a discrete tax benefit of $129.0 million resulting from a non-U.S. legal entity restructuring that eliminated the requirement to provide for withholding taxes on the future repatriation of certain non-permanently reinvested earnings.
The effective income tax rate for 2020 was 6.1% compared to (35.9)% for 2019. Taxes on income from continuing operations in 2020 reflects non-taxable contingent consideration adjustments, recognized in connection with a decrease in the fair value of our contingent consideration liabilities. The effective income tax rate for 2019 reflects a tax benefit of $129.0 million resulting from a non-U.S. legal entity restructuring that eliminated the requirement to provide for withholding taxes on the future repatriation of certain non-permanently reinvested earnings. Additionally the effective tax rates for both 2020 and 2019 reflect a net excess tax benefit related to share-based compensation and a tax benefit relating to the revaluation of state deferred tax assets and liabilities due to business integrations and other changes.
We are routinely subject to examinations by various taxing authorities. In conjunction with these examinations and as a regular practice, we establish and adjust reserves with respect to its uncertain tax positions to address developments related to those positions. We realized a net benefit of $1.7 million, $0.1 million and $0.8 million in 2020, 2019 and 2018 respectively, as a result of reducing our reserves with respect to uncertain tax positions, principally due to the expiration of a number of applicable statutes of limitations.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes significant components of our deferred tax assets and liabilities at December 31, 2020 and 2019:

	2020	2019
Deferred tax assets:
Tax loss and credit carryforwards	$180,782	$174,997
Lease assets	25,429	28,577
Pension	12,237	14,971
Reserves and accruals	72,931	60,799
Other	7,996	3,207
Less: valuation allowances	(155,008)	(119,233)
Total deferred tax assets	144,367	163,318
Deferred tax liabilities:
Property, plant and equipment	25,633	23,053
Intangibles — stock acquisitions	476,150	441,079
Unremitted non-U.S. earnings	91,539	81,967
Lease liabilities	25,429	28,577
Other	2,221	22,628
Total deferred tax liabilities	620,972	597,304
Net deferred tax liability	$(476,605)	$(433,986)
Under the tax laws of various jurisdictions in which we operate, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward, subject to statutory limitations, to reduce taxable income or taxes payable in a future tax year. At December 31, 2020, the tax effect of such carryforwards approximated $180.8 million. Of this amount, $14.4 million has no expiration date, $9.1 million expires after 2020 but before the end of 2025 and $157.3 million expires after 2025. A portion of these carryforwards consists of tax losses and credits obtained by us as a result of acquisitions; the utilization of these carryforwards are subject to an annual limitation imposed by Section 382 of the Internal Revenue Code, which limits a company’s ability to deduct prior net operating losses following a more than 50 percent change in ownership. It is not expected that the Section 382 limitation will prevent us ultimately from utilizing the applicable loss carryforwards. The determination of state net operating loss carryforwards is dependent upon the U.S. subsidiaries’ taxable income or loss, the state’s proportion of each subsidiary's taxable net income and the application of state laws, which can change from year to year and impact the amount of such carryforward.
The valuation allowance for deferred tax assets of $155.0 million and $119.2 million at December 31, 2020 and 2019, respectively, relates principally to the uncertainty of our ability to utilize certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with applicable accounting standards, which require that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.
Uncertain Tax Positions: The following table is a reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Balance at January 1	$7,561	$8,106	$9,336
Increase in unrecognized tax benefits related to prior years	1,286	351	—
Decrease in unrecognized tax benefits related to prior years	—	(201)	—
Unrecognized tax benefits related to the current year	—	1,237	899
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(1,864)	(1,881)	(1,955)
Increase (decrease) in unrecognized tax benefits due to foreign currency translation	247	(51)	(174)
Balance at December 31	$7,230	$7,561	$8,106
The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the effective tax rate for continuing operations, were $4.4 million at December 31, 2020.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We accrue interest and penalties associated with unrecognized tax benefits in income tax expense in the consolidated statements of income, and the corresponding liability is included in the consolidated balance sheets. The net interest expense (benefit) and penalties reflected in income from continuing operations for the year ended December 31, 2020 was $0.2 million and $(0.5) million, respectively; for the year ended December 31, 2019 was $0.2 million and $(0.1) million, respectively; and for the year ended December 31, 2018 was $0.2 million and $(0.3) million, respectively. The liabilities in the consolidated balance sheets for interest and penalties at December 31, 2020 were $0.6 million and $2.1 million, respectively, and at December 31, 2019 were $0.6 million and $2.2 million, respectively.
The taxable years for which the applicable statute of limitations remains open by major tax jurisdictions are as follows:

	Beginning	Ending
U.S.	2017	2020
Canada	2016	2020
China	2015	2020
Czech Republic	2017	2020
France	2018	2020
Germany	2011	2020
India	2002	2020
Ireland	2016	2020
Italy	2016	2020
Malaysia	2016	2020
Singapore	2016	2020
We are routinely subject to income tax examinations by various taxing authorities. As of December 31, 2020, the most significant tax examinations in process were in Ireland and Germany. The date at which this examination may be concluded and the ultimate outcome of the examination are uncertain. As a result of the uncertain outcome of this ongoing examination, future examinations or the expiration of statutes of limitation, it is reasonably possible that the related unrecognized tax benefits for tax positions taken could materially change from those recorded as liabilities at December 31, 2020. Due to the potential for resolution of certain examinations, and the expiration of various statutes of limitation, it is reasonably possible that our unrecognized tax benefits may change within the next year by a range of zero to $0.7 million.
Supplemental cash flow information

	Year Ended December 31,
	2020	2019	2018
Income taxes paid, net of refunds	$77,163	$73,632	$65,605

Note 16 — Pension and other postretirement benefits
We have a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. Our funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves. As of December 31, 2020, no further benefits are being accrued under the U.S. defined benefit pension plans and the other postretirement benefit plans, other than certain postretirement benefit plans covering employees subject to a collective bargaining agreement.
Teleflex and certain of our subsidiaries provide medical, dental and life insurance benefits to pensioners or their survivors. The associated plans are unfunded and approved claims are paid from our funds.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information regarding the components of the net benefit (income) expense of the pension and postretirement benefit plans for the years ended December 31, 2020, 2019 and 2018:

	Pension			Other Benefits
	2020	2019	2018	2020	2019	2018
Service cost	$1,416	$2,768	$1,500	$—	$9	$50
Interest cost	12,827	16,000	14,816	902	1,391	1,389
Expected return on plan assets	(31,650)	(27,426)	(29,666)	—	—	—
Net amortization and deferral	7,447	7,013	6,777	(161)	(1)	136
Curtailments	—	—	—	—	—	677
Settlements	—	—	486	—	—	—
Net benefit (income) expense	$(9,960)	$(1,645)	$(6,087)	$741	$1,399	$2,252
Net benefit (income) expense is primarily included in selling, general and administrative expenses within the consolidated statements of income.
The following table provides the weighted average assumptions for U.S. and foreign plans used in determining net benefit cost:

	Pension			Other Benefits
	2020	2019	2018	2020	2019	2018
Discount rate	3.2%	4.3%	3.6%	3.1%	4.2%	3.6%
Rate of return	7.5%	7.7%	7.8%
Initial healthcare trend rate				7.0%	7.4%	7.8%
Ultimate healthcare trend rate				5.0%	5.0%	5.0%
The following table provides summarized information with respect to the pension and postretirement benefit plans, measured as of December 31, 2020 and 2019:

	Pension		Other Benefits
	2020	2019	2020	2019
Benefit obligation, beginning of year	$470,236	$416,470	$40,042	$42,115
Service cost	1,416	2,768	—	9
Interest cost	12,827	16,000	902	1,391
Actuarial loss	36,726	57,525	964	1,551
Currency translation	2,273	229	—	—
Benefits paid	(21,092)	(20,350)	(5,448)	(5,090)
Medicare Part D reimbursement	—	—	119	66
Plan amendments	47	—	(4,658)	—
Administrative costs	(1,086)	(2,406)	—	—
Projected benefit obligation, end of year	501,347	470,236	31,921	40,042
Fair value of plan assets, beginning of year	423,300	362,807
Actual return on plan assets	43,276	69,918
Contributions	12,490	12,695
Benefits paid	(21,092)	(20,350)
Administrative costs	(1,086)	(2,406)
Currency translation	738	636
Fair value of plan assets, end of year	457,626	423,300
Funded status, end of year	$(43,721)	$(46,936)	$(31,921)	$(40,042)
The actuarial losses for pension for the years ended December 31, 2020 and 2019 were primarily due to a decrease in the discount rate used to measure the obligation, partially offset by a change in the mortality assumptions.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligations (ABO) and the projected benefit obligations (PBO) for plans with ABO and PBO in excess of plan assets were $481.0 million and $481.8 million, respectively, at December 31, 2020 and $451.8 million and $452.4 million respectively, at December 31, 2019. The fair value of plan assets for plans with PBO and ABO in excess of plan assets were $434.3 million and $403.0 million, respectively, at December 31, 2020 and December 31, 2019, respectively.
The following table sets forth the amounts recognized in the consolidated balance sheet with respect to the pension and postretirement plans:

	Pension		Other Benefits
	2020	2019	2020	2019
Other assets	$3,703	$2,449	$—	$—
Payroll and benefit-related liabilities	(1,721)	(1,617)	(3,125)	(5,091)
Pension and postretirement benefit liabilities	(45,703)	(47,768)	(28,796)	(34,951)
Accumulated other comprehensive loss (gain)	232,540	213,989	(1,617)	1,916
	$188,819	$167,053	$(33,538)	$(38,126)
The following tables set forth the amounts recognized in accumulated other comprehensive income with respect to the plans:

	Pension
	Prior Service Cost	Net (Gain) or Loss	Deferred Taxes	Accumulated Other Comprehensive Loss, Net of Tax
Balance at December 31, 2018	$191	$205,719	$(74,429)	$131,481
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(18)	(6,995)	1,631	(5,382)
Amounts arising during the period:
Actuarial changes in benefit obligation	—	15,033	(3,457)	11,576
Impact of currency translation	—	59	(15)	44
Balance at December 31, 2019	173	213,816	(76,270)	137,719
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(15)	(7,432)	1,738	(5,709)
Amounts arising during the period:
Actuarial changes in benefit obligation	—	25,100	(5,875)	19,225
Plan amendments	47	—	(9)	38
Impact of currency translation	—	851	(241)	610
Balance at December 31, 2020	$205	$232,335	$(80,657)	$151,883

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Other Benefits
	Prior Service Cost	Net (Gain) or Loss	Deferred Taxes	Accumulated Other Comprehensive Loss, Net of Tax
Balance at December 31, 2018	$71	$293	$(465)	$(101)
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(64)	65	—	1
Amounts arising during the period:
Actuarial changes in benefit obligation	—	1,551	(360)	1,191
Balance at December 31, 2019	7	1,909	(825)	1,091
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(18)	179	(37)	124
Amounts arising during the period:
Actuarial changes in benefit obligation	—	964	(223)	741
Plan amendments	(4,658)	—	1,076	(3,582)
Balance at December 31, 2020	$(4,669)	$3,052	$(9)	$(1,626)
The following table provides the weighted average assumptions for U.S. and foreign plans used in determining benefit obligations:

	Pension		Other Benefits
	2020	2019	2020	2019
Discount rate	2.5%	3.2%	2.3%	3.1%
Rate of compensation increase	2.8%	2.8%
Initial healthcare trend rate			6.4%	6.6%
Ultimate healthcare trend rate			4.5%	5.0%
The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the pension and other benefit obligations. The weighted average discount rates for U.S. pension plans and other benefit plans of 2.64% and 2.29%, respectively, were established by comparing the projection of expected benefit payments to the AA Above Median yield curve as of December 31, 2020. The expected benefit payments are discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, we extend the curve assuming that the discount rate derived in year 30 is extended to the end of the plan’s payment expectations. Once the present value of the string of benefit payments is established, we determine the single rate on the yield curve that, when applied to all obligations of the plan, will exactly match the previously determined present value.
As part of the evaluation of pension and other postretirement assumptions, we applied assumptions for mortality and healthcare cost trends that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, we used generational tables that take into consideration increases in plan participant longevity.
Our assumption for the expected return on plan assets is primarily based on the determination of an expected return for its current portfolio. This determination is made using assumptions for return and volatility of the portfolio. Asset class assumptions are set using a combination of empirical and forward-looking analysis. To the extent historical results have been affected by unsustainable trends or events, the effects of those trends are quantified and removed. We apply a variety of models for filtering historical data and isolating the fundamental characteristics of asset classes. These models provide empirical return estimates for each asset class, which are then reviewed and combined with a qualitative assessment of long term relationships between asset classes before a return estimate is finalized. The qualitative analysis is intended to provide an additional means for addressing the effect of unrealistic or unsustainable short-term valuations or trends, resulting in return levels and behavior we believe are more likely to prevail over long periods. Effective in 2021, we changed the expected return on plan assets of the U.S. pension plans from 7.75% to 7.00% due to modifications to the investment strategy in order to gradually reduce portfolio risk. The change had no impact on the results for the year ended December 31, 2020.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for all U.S. and foreign defined benefit pension plans was $500.6 million and $469.6 million for 2020 and 2019, respectively. All of the pension plans had accumulated benefit obligations in excess of their respective plan assets as of December 31, 2020 and 2019, with the exception of one foreign plan that had plan assets of $3.7 million and $2.4 million in excess of the accumulated benefit obligation as of December 31, 2020 and 2019, respectively.
Our investment objective is to achieve an enhanced long-term rate of return on plan assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the availability of benefits for participants. These investments are primarily comprised of equity and fixed income mutual funds. Our other investments are largely comprised of a hedge fund of funds and a structured credit fund. The equity funds are diversified in terms of domestic and international equity securities, as well as small, middle and large capitalization stocks. Our target allocation percentage is as follows: equity securities (41%); fixed-income securities (54%) and other securities (5%). Equity funds are held for their expected return over inflation. Fixed-income funds are held for diversification relative to equities and as a partial hedge of interest rate risk with respect to plan liabilities. The other investments are held to further diversify assets within the plans and are designed to provide a mix of equity and bond like return with a bond like risk profile. The plans may also hold cash to meet liquidity requirements. Actual performance may not be consistent with the respective investment strategies. Investment risks and returns are measured and monitored on an ongoing basis through annual liability measurements and investment portfolio reviews to determine whether the asset allocation targets continue to represent an appropriate balance of expected risk and reward.
The following table provides the fair values of the pension plan assets at December 31, 2020 by asset category:

	Fair Value Measurements
Asset Category (a)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$582	$582	—	—
Money market funds	12	12	—	—
Equity securities:
Managed volatility (b)	85,974	85,974	—	—
U.S. small/mid-cap equity (c)	11,780	11,780	—	—
World equity (excluding U.S.) (d)	59,467	59,467	—	—
Common equity securities – Teleflex Incorporated	29,592	29,592	—	—
Fixed income securities:
Intermediate duration fund (e)	63,376	63,376	—	—
Long duration bond fund (f)	98,996	98,996	—	—
Corporate bond fund (g)	13,469	13,469	—	—
Emerging markets debt fund (i)	11,412	11,412	—	—
Corporate, government and foreign bonds	35,582	35,582	—	—
Asset backed – home loans	261	—	$261	—
Other types of investments:
Multi asset funds (j)	8,890	4,057	4,833	—
Contract with insurance company (k)	10,485	—	—	$10,485
Other	4	—	—	4
Total investments at fair value	$429,882	$414,299	$5,094	$10,489
Investments measured at net asset value (l)	27,744
Total	$457,626

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
Our contributions to U.S. and foreign pension plans during 2021 are expected to be approximately $12.7 million. Contributions to postretirement healthcare plans during 2021 are expected to be approximately $3.1 million.
The following table provides information about the expected benefit payments under its U.S. and foreign plans for each of the five succeeding years and the aggregate of the five years thereafter, net of the annual average Medicare Part D subsidy of approximately $0.1 million:

	Pension	Other Benefits
2021	$22,527	$3,123
2022	22,997	2,996
2023	23,433	2,864
2024	24,018	2,583
2025	24,354	2,481
Years 2026 — 2030	128,246	8,622
We maintain a number of defined contribution savings plans covering eligible U.S. and non-U.S. employees. We partially match employee contributions. Costs related to these plans were $21.7 million, $17.5 million and $15.6 million for 2020, 2019 and 2018, respectively.

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
Remediation activities vary substantially in duration and cost from site to site. The nature of these activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At December 31, 2020 and 2019, we have recorded $1.6 million and $0.7 million, respectively, in accrued liabilities and $5.2 million and $6.2 million, respectively in other liabilities relating to these matters. Considerable uncertainty exists with respect to these liabilities, and if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of December 31, 2020. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation:  We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment, environmental and other matters. As of December 31, 2020 and 2019, we have recorded accrued liabilities of $0.3 million and $0.4 million, respectively, in connection with such contingencies, representing our best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters.
On February 17, 2021, representatives of the selling shareholders from whom we acquired Essential Medical, Inc., filed suit on behalf of such shareholders in the Court of Chancery of the State of Delaware alleging, among other things, that we breached the merger agreement relating to the acquisition in connection with activities relating to the achievement of revenue-based milestone goals under the agreement. The suit seeks money damages in the amount of $66.9 million plus interest. We are assessing our response to this action, but believe that the claims lack merit, and intend to defend ourselves vigorously.
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
Other: We have been subject to an ongoing investigation by the Chinese authorities related to a technical error regarding our country of origin designation for certain products we imported into China. The error would have resulted in increased tariff payments in late 2018 through 2020. We have accrued the estimated increase in tariffs as well as related interest expense for the periods in question. In addition to the tariffs and related interest, the Chinese authorities may impose a penalty for the unpaid tariffs. We believe the range of penalties is between 30% and 200% of the related unpaid tariff or between $3.0 million and $20.3 million. We do not have a best estimate of the penalties that may be assessed at this time. Accordingly, as prescribed by GAAP, we have recorded $3.0 million as low end of the range described above.
In June 2020, we began producing documents and information in response to a Civil Investigative Demand (a “CID”) received in March 2020 by one of our subsidiaries, NeoTract, from the U.S. Department of Justice through the United States Attorney’s Office for the Northern District of Georgia (collectively, the “DOJ”). The CID relates to the DOJ’s investigation of a single NeoTract customer, requires the production of documents and information pertaining to communications with, and certain rebate programs offered to, that customer and pertains to communications and activities occurring both prior to our acquisition of NeoTract in October 2017 and thereafter. In July 2020, the DOJ advised us that it had opened an investigation under the civil False Claims Act, 31 U.S.C. §3729, with respect to NeoTract’s operations broadly in addition to the customer investigation.
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
We have four reportable segments: Americas, EMEA (Europe, the Middle East and Africa), Asia (Asia Pacific) and OEM (Original Equipment Manufacturer and Development Services).

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following tables present our segment results for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Americas	$1,465,035	$1,492,274	$1,351,699
EMEA	584,859	588,043	603,813
Asia	267,016	294,328	286,895
OEM	220,246	220,717	205,976
Net revenues	$2,537,156	$2,595,362	$2,448,383

	Year Ended December 31,
	2020	2019	2018
Americas	$401,391	$319,933	$255,798
EMEA	81,348	94,424	106,090
Asia	51,238	73,090	78,135
OEM	44,852	57,994	50,294
Total segment operating profit (1)	578,829	545,441	490,317
Unallocated expenses (2)	(155,761)	(118,187)	(168,613)
Income from continuing operations before interest, loss on extinguishment of debt and taxes	$423,068	$427,254	$321,704
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

	Year Ended December 31,
	2020	2019	2018
Americas	$151,111	$153,419	$146,016
EMEA	47,012	44,328	47,171
Asia	13,594	14,072	12,917
OEM	15,535	6,550	8,610
Consolidated depreciation and amortization	$227,252	$218,369	$214,714

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic data
The following tables provide total net revenues and total net property, plant and equipment by geographic region for the years ended and as of December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Net revenues (based on selling location):
U.S.	$1,567,144	$1,606,248	$1,449,426
Europe	646,577	652,069	671,264
Asia Pacific	230,267	241,278	234,090
All other	93,168	95,767	93,603
	$2,537,156	$2,595,362	$2,448,383
Net property, plant and equipment:
U.S.	$234,186	$228,173	$258,415
Malaysia	71,760	53,406	51,952
Ireland	52,373	40,151	41,223
All other	115,593	108,989	81,176
	$473,912	$430,719	$432,766

QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share)
2020
Net revenues	$630,642	$567,034	$628,301	$711,179
Gross profit	333,624	278,372	329,324	383,554
Income from continuing operations before interest,loss on extinguishment of debt and taxes	157,086	38,810	132,092	95,080
Income from continuing operations	131,152	11,443	116,605	76,601
(Loss) income from discontinued operations	(2)	13	(18)	(470)
Net income	131,150	11,456	116,587	76,131
Earnings per share — basic(1):
Income from continuing operations	$2.83	$0.25	$2.51	$1.64
Income from discontinued operations	—	—	—	(0.01)
Net income	$2.83	$0.25	$2.51	$1.63
Earnings per share — diluted(1):
Income from continuing operations	$2.78	$0.24	$2.46	$1.62
Income from discontinued operations	—	—	—	(0.01)
Net income	$2.78	$0.24	$2.46	$1.61
2019
Net revenues	$613,584	$652,507	$648,319	$680,952
Gross profit(2)	323,970	352,238	355,075	377,722
Income from continuing operations before interest,loss on extinguishment of debt and taxes	75,243	107,458	117,621	126,932
Income from continuing operations	41,918	83,328	228,929	107,806
(Loss) income from discontinued operations	(1,021)	47	—	459
Net income	40,897	83,375	228,929	108,265
Earnings per share — basic(1):
Income from continuing operations	$0.91	$1.80	$4.95	$2.33
(Loss) income from discontinued operations	(0.02)	0.01	—	0.01
Net income	$0.89	$1.81	$4.95	$2.34
Earnings per share — diluted(1):
Income from continuing operations	$0.89	$1.77	$4.85	$2.28
(Loss) income from discontinued operations	(0.02)	—	—	0.01
Net income	$0.87	$1.77	$4.85	$2.29

(1)Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.
(2)For the three months ended March 31, 2019, June 30, 2019, September 29, 2019, and December 31, 2019 we reclassified intangible asset amortization expense of $20.8 million, $20.7 million, $20.6 million and $20.5 million, respectively, from selling, general and administrative expenses to cost of goods sold.

TELEFLEX INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Income	Accounts Receivable Write-offs	Translation and Other	Balance at End of Year
December 31, 2020	$9,055	$3,798	$(1,336)	$1,358	$12,875
December 31, 2019	$9,348	$1,680	$(1,739)	$(234)	$9,055
December 31, 2018	$10,255	$2,521	$(2,601)	$(827)	$9,348
DEFERRED TAX ASSET VALUATION ALLOWANCE

	Balance at Beginning of Year	Additions Charged to Expense	Reductions Credited to Expense	Translation and Other	Balance at End of Year
December 31, 2020	$119,233	$30,640	$(59)	$5,194	$155,008
December 31, 2019	$143,971	$31,564	$(55,797)	$(505)	$119,233
December 31, 2018	$104,799	$43,361	$(2,871)	$(1,318)	$143,971