Form 10-Q
period 2021-03-28
TELEFLEX INC
filed 2021-04-29
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The registrant had 46,732,674 shares of common stock, par value $1.00 per share, outstanding as of April 27, 2021.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 28, 2021

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 28, 2021	March 29, 2020
	(Dollars and shares in thousands, except per share)
Net revenues	$633,925	$630,642
Cost of goods sold	289,398	297,018
Gross profit	344,527	333,624
Selling, general and administrative expenses	203,148	147,796
Research and development expenses	29,947	27,396
Restructuring and impairment charges	7,998	1,346
Income from continuing operations before interest and taxes	103,434	157,086
Interest expense	16,798	15,439
Interest income	(659)	(579)
Income from continuing operations before taxes	87,295	142,226
Taxes on income from continuing operations	12,428	11,074
Income from continuing operations	74,867	131,152
Operating loss from discontinued operations	(1)	(4)
Tax benefit on operating loss from discontinued operations	—	(2)
Loss from discontinued operations	(1)	(2)
Net income	$74,866	$131,150
Earnings per share:
Basic:
Income from continuing operations	$1.60	$2.83
Loss from discontinued operations	—	—
Net income	$1.60	$2.83
Diluted:
Income from continuing operations	$1.58	$2.78
Loss from discontinued operations	—	—
Net income	$1.58	$2.78
Weighted average common shares outstanding
Basic	46,698	46,382
Diluted	47,407	47,231
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 28, 2021	March 29, 2020
	(Dollars in thousands)
Net income	$74,866	$131,150
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $(598) and $(7,581)	(24,075)	(18,199)
Pension and other postretirement benefit plans adjustment, net of tax of $(513) and $(522)	1,611	1,689
Derivatives qualifying as hedges, net of tax of $33 and $372	27	(3,817)
Other comprehensive loss, net of tax:	(22,437)	(20,327)
Comprehensive income	$52,429	$110,823
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 28, 2021	December 31, 2020
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$324,631	$375,880
Accounts receivable, net	401,112	395,071
Inventories	512,284	513,196
Prepaid expenses and other current assets	121,877	115,436
Prepaid taxes	18,879	22,842
Total current assets	1,378,783	1,422,425
Property, plant and equipment, net	467,648	473,912
Operating lease assets	94,554	100,635
Goodwill	2,565,874	2,585,966
Intangible assets, net	2,470,244	2,519,746
Deferred tax assets	8,045	8,073
Other assets	42,875	41,802
Total assets	$7,028,023	$7,152,559
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$83,750	$100,500
Accounts payable	101,340	102,520
Accrued expenses	134,311	136,276
Payroll and benefit-related liabilities	100,380	122,366
Accrued interest	23,401	7,135
Income taxes payable	14,831	17,361
Other current liabilities	50,040	53,869
Total current liabilities	508,053	540,027
Long-term borrowings	2,295,436	2,377,888
Deferred tax liabilities	482,484	484,678
Pension and postretirement benefit liabilities	57,118	74,499
Noncurrent liability for uncertain tax positions	9,987	10,127
Noncurrent operating lease liabilities	79,403	86,097
Other liabilities	219,751	242,786
Total liabilities	3,652,232	3,816,102
Commitments and contingencies
Total shareholders' equity	3,375,791	3,336,457
Total liabilities and shareholders' equity	$7,028,023	$7,152,559
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 28, 2021	March 29, 2020
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$74,866	$131,150
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	1	2
Depreciation expense	17,513	16,842
Intangible asset amortization expense	41,922	38,911
Deferred financing costs and debt discount amortization expense	1,210	945
Fair value step up of acquired inventory sold	3,993	1,707
Changes in contingent consideration	6,354	(46,502)
Stock-based compensation	5,344	3,522
Deferred income taxes, net	425	679
Payments for contingent consideration	—	(79,771)
Interest benefit on swaps designated as net investment hedges	(4,647)	(4,874)
Other	(14,384)	(18,143)
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(12,298)	(23,145)
Inventories	(10,074)	(12,346)
Prepaid expenses and other assets	3,342	6,403
Accounts payable, accrued expenses and other liabilities	(4,438)	(31,488)
Income taxes receivable and payable, net	1,665	4,651
Net cash provided by (used in) operating activities from continuing operations	110,794	(11,457)
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(19,276)	(19,684)
Proceeds from sale of assets	161	400
Payments for businesses and intangibles acquired, net of cash acquired	(1,762)	(265,160)
Net cash used in investing activities from continuing operations	(20,877)	(284,444)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	—	485,000
Reduction in borrowings	(100,000)	—
Debt extinguishment, issuance and amendment fees	(22)	—
Net proceeds from share based compensation plans and the related tax impacts	(2,510)	(3,022)
Payments for contingent consideration	(13,071)	(60,881)
Dividends paid	(15,893)	(15,767)
Net cash (used in) provided by financing activities from continuing operations	(131,496)	405,330
Cash flows from discontinued operations:
Net cash used in operating activities	(243)	(193)
Net cash used in discontinued operations	(243)	(193)
Effect of exchange rate changes on cash and cash equivalents	(9,427)	(3,842)
Net (decrease) increase in cash and cash equivalents	(51,249)	105,394
Cash and cash equivalents at the beginning of the period	375,880	301,083
Cash and cash equivalents at the end of the period	$324,631	$406,477
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2020	47,812	$47,812	$652,305	$3,096,228	$(297,298)	1,132	$(162,590)	$3,336,457
Net income				74,866				74,866
Cash dividends ($0.34 per share)				(15,893)				(15,893)
Other comprehensive loss					(22,437)			(22,437)
Shares issued under compensation plans	18	18	1,993			(28)	99	2,110
Deferred compensation			447			(4)	241	688
Balance at March 28, 2021	47,830	$47,830	$654,745	$3,155,201	$(319,735)	1,100	$(162,250)	$3,375,791

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2019	47,536	$47,536	$616,980	$2,824,916	$(344,392)	1,182	$(165,720)	$2,979,320
Cumulative effect adjustment resulting from the adoption of new accounting standards				(791)				(791)
Net income				131,150				131,150
Cash dividends ($0.34 per share)				(15,767)				(15,767)
Other comprehensive loss					(20,327)			(20,327)
Shares issued under compensation plans	24	24	(3,074)			(37)	1,748	(1,302)
Deferred compensation			383			(5)	358	741
Balance at March 29, 2020	47,560	$47,560	$614,289	$2,939,508	$(364,719)	1,140	$(163,614)	$3,073,024

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (all tabular amounts in thousands unless otherwise noted)

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
In accordance with applicable accounting standards and as permitted by Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures that are required to be included in our annual consolidated financial statements. Therefore, our quarterly condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Note 2 — Recently issued accounting standards
In December 2019, the FASB issued new guidance that simplifies various aspects of accounting for income taxes including those related to the step-up in the tax basis of goodwill, intraperiod tax allocations and the interim period effects of changes in tax laws or rates. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The modifications under the new guidance were applied on a prospective basis effective January 1, 2021. The adoption of the new guidance did not have a material effect on the consolidated financial statements.
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
Note 3 — Net revenues
We primarily generate revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when our products are shipped from the manufacturing or distribution facility. For our Original Equipment and Development Services ("OEM") segment, most revenue is recognized over time because the OEM segment generates revenue from the sale of custom products that have no alternative use and we have an enforceable right to payment to the extent that performance has been completed. We market and sell products through our direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers, which comprised 88%, 9% and 3% of consolidated net revenues, respectively, for the three months ended March 28, 2021. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. With respect to the custom products sold in the OEM segment, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table disaggregates revenue by global product category for the three months ended March 28, 2021 and March 29, 2020.

	Three Months Ended
	March 28, 2021	March 29, 2020
Vascular access	$163,973	$150,256
Anesthesia	84,857	75,702
Interventional	96,173	99,931
Surgical	80,386	75,432
Interventional urology	73,364	74,194
OEM	53,489	63,389
Other (1)	81,683	91,738
Net revenues (2)	$633,925	$630,642
(1)Includes revenues generated from sales of our respiratory and urology products (other than interventional urology products).
(2)The product categories listed above are presented on a global basis, while each of our reportable segments other than the OEM reportable segment are defined based on the geographic location of its operations; the OEM reportable segment operates globally. Each of the geographically based reportable segments include net revenues from each of the non-OEM product categories listed above.
Note 4 — Acquisitions
On February 18, 2020, we acquired IWG High Performance Conductors, Inc. ("HPC"), a privately-held original equipment manufacturer of minimally invasive medical products and high performance conductors. The acquisition complements our OEM product portfolio.
On December 28, 2020, we acquired Z-Medica, LLC ("Z-Medica"), a privately-held medical device company that manufactures and sells hemostatic (hemorrhage control) products, marketed under the QuikClot, Combat Gauze and QuickClot Control+ brand names, to complement our anesthesia product portfolio. The acquisition included an initial cash purchase price of $500.0 million, with the potential to make an additional payment up to $25 million upon the achievement of certain commercial milestones.
Note 5 — Restructuring and impairment charges
2021 Restructuring plan
During the first quarter of 2021, we committed to a restructuring plan designed to streamline various business functions across our segments. We estimate that we will incur aggregate pre-tax restructuring charges of $7 million to $9 million, consisting primarily of termination benefits. In addition, we expect to incur $3 million to $4 million in restructuring related charges, most of which are expected to be recognized in cost of goods sold. We expect this program will be substantially completed by the end of 2021. As of March 28, 2021, we had a restructuring reserve of $6.4 million related to this plan, all of which related to termination benefits.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Footprint realignment plans
We have ongoing restructuring programs primarily related to the relocation of manufacturing operations to existing lower-cost locations and related workforce reductions (referred to as the 2019, 2018 and 2014 Footprint realignment plans). The following tables provide a summary of our cost estimates and other information associated with these ongoing Footprint realignment plans:

	2019 Footprint realignment plan	2018 Footprint realignment plan	2014 Footprint realignment plan
Program expense estimates:	(Dollars in millions)
Termination benefits	$16 to $18	$60 to $70	$13 to $13
Other costs (1)	2 to 2	3 to 4	1 to 2
Restructuring charges	18 to 20	63 to 74	14 to 15
Restructuring related charges (2)	38 to 43	40 to 59	38 to 40
Total restructuring and restructuring related charges	$56 to $63	$103 to $133	$52 to $55
Other program estimates:
Expected cash outlays	$50 to $57	$99 to $127	$42 to $46
Expected capital expenditures	$28 to $33	$19 to $23	$26 to $27
Other program information:
Period initiated	February 2019	May 2018	April 2014
Estimated period of substantial completion	2022	2022	2022
Aggregate restructuring charges	$15.7	$60.3	$13.6
Restructuring reserve:
Balance as of March 28, 2021	$7.0	$46.0	$3.3
Restructuring related charges incurred:
Three Months Ended March 28, 2021	$3.6	$2.0	$0.7
Aggregate restructuring related charges	$24.7	$18.7	$36.7
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

Three Months Ended March 28, 2021
	Termination benefits	Other costs (1)	Total
2021 Restructuring plan	$6,760	$—	$6,760
2019 Footprint realignment plan	341	105	446
2018 Footprint realignment plan	267	45	312
Other restructuring programs (2)	(166)	646	480
Restructuring charges	$7,202	$796	$7,998

Three Months Ended March 29, 2020
	Termination benefits	Other costs (1)	Total
2019 Footprint realignment plan	$829	$9	$838
2018 Footprint realignment plan	314	81	395
Other restructuring programs (2)	(107)	220	113
Restructuring charges	$1,036	$310	$1,346
(1) Other costs include facility closure, contract termination and other exit costs.
(2) Includes the program initiated during third quarter of 2019 as well as the 2016 and 2014 Footprint realignment plans.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 6 — Inventories
Inventories as of March 28, 2021 and December 31, 2020 consisted of the following:

	March 28, 2021	December 31, 2020
Raw materials	$131,094	$132,370
Work-in-process	76,267	75,874
Finished goods	304,923	304,952
Inventories	$512,284	$513,196

Note 7 — Goodwill and other intangible assets
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment for the three months ended March 28, 2021:

	Americas	EMEA	Asia	OEM	Total
December 31, 2020	$1,700,282	$536,228	$237,446	$112,010	$2,585,966
Currency translation adjustment	(746)	(15,442)	(3,904)	—	(20,092)
March 28, 2021	$1,699,536	$520,786	$233,542	$112,010	$2,565,874
The gross carrying amount of, and accumulated amortization relating to, intangible assets as of March 28, 2021 and December 31, 2020 were as follows:

	Gross Carrying Amount		Accumulated Amortization
	March 28, 2021	December 31, 2020	March 28, 2021	December 31, 2020
Customer relationships	$1,373,922	$1,377,943	$(439,068)	$(425,692)
In-process research and development	28,969	29,627	—	—
Intellectual property	1,456,085	1,458,924	(500,282)	(479,612)
Distribution rights	23,673	23,866	(20,284)	(20,280)
Trade names	615,816	619,847	(69,533)	(65,955)
Non-compete agreements	23,789	24,592	(22,843)	(23,514)
	$3,522,254	$3,534,799	$(1,052,010)	$(1,015,053)

Note 8 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We enter into the non-designated foreign currency forward contracts for periods consistent with our currency translation exposures, which generally approximate one month. For the three months ended March 28, 2021 we recognized a loss of $3.2 million related to non-designated foreign currency forward contracts. For the three months ended March 29, 2020 we recognized a gain of $1.6 million related to non-designated foreign currency forward contracts.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of March 28, 2021 and December 31, 2020 was $131.2 million and $129.5 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of March 28, 2021 and December 31, 2020 was $191.3 million and $163.5 million, respectively. All open foreign currency forward contracts as of March 28, 2021 have durations of 12 months or less.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI"). For the three months ended March 28, 2021 and March 29, 2020, we recognized foreign exchange gains of $17.6 million and $25.0 million, respectively, within AOCI related to the cross-currency swaps. For the three months ended March 28, 2021 and March 29, 2020, we recognized $4.6 million and $4.9 million, respectively, in interest benefit related to the cross-currency swaps.
Balance sheet presentation
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative financial instruments as of March 28, 2021 and December 31, 2020:

	March 28, 2021	December 31, 2020
Asset derivatives:
Designated foreign currency forward contracts	$1,098	$1,691
Non-designated foreign currency forward contracts	212	61
Cross-currency interest rate swaps	25,575	20,106
Prepaid expenses and other current assets	26,885	21,858
Total asset derivatives	$26,885	$21,858
Liability derivatives:
Designated foreign currency forward contracts	$1,706	$1,504
Non-designated foreign currency forward contracts	216	366
Other current liabilities	1,922	1,870
Cross-currency interest rate swaps	12,054	34,125
Other liabilities	12,054	34,125
Total liability derivatives	$13,976	$35,995
See Note 10 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax.
There was no ineffectiveness related to our cash flow hedges during the three months ended March 28, 2021 and March 29, 2020.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Trade receivables
The allowance for credit losses as of March 28, 2021 and December 31, 2020 was $12.0 million and $12.9 million, respectively. The current portion of the allowance for credit losses, which was $7.4 million and $8.1 million as of March 28, 2021 and December 31, 2020, respectively, was recognized as a reduction of accounts receivable, net.
Note 9 — Fair value measurement
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of March 28, 2021 and December 31, 2020:

	Total carrying value at March 28, 2021	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$13,357	$13,357	$—	$—
Derivative assets	26,885	—	26,885	—
Derivative liabilities	13,976	—	13,976	—
Contingent consideration liabilities	29,763	—	—	29,763

	Total carrying value at December 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$12,617	$12,617	$—	$—
Derivative assets	21,858	—	21,858	—
Derivative liabilities	35,995	—	35,995	—
Contingent consideration liabilities	36,633	—	—	36,633
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

Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range (Weighted average)
Milestone-based payments
	Discounted cash flow	Discount rate	1.2% - 2.5% (1.5%)
		Projected year of payment	2021 - 2023
Revenue-based payments
	Discounted cash flow	Discount rate	1.6% - 10.0% (3.2%)
		Projected year of payment	2021 - 2029
The following table provides information regarding changes in the contingent consideration liabilities during the three months ended March 28, 2021:

Contingent consideration
Balance - December 31, 2020	$36,633
Payments	(13,071)
Revaluations	6,354
Translation adjustment	(153)
Balance - March 28, 2021	$29,763

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

	Three Months Ended
	March 28, 2021	March 29, 2020
Basic	46,698	46,382
Dilutive effect of share-based awards	709	849
Diluted	47,407	47,231
The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share were 0.1 million the three months ended March 28, 2021 and March 29, 2020.
The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the three months ended March 28, 2021 and March 29, 2020:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2020	$(482)	$(150,257)	$(146,559)	$(297,298)
Other comprehensive (loss) income before reclassifications	(811)	161	(24,075)	(24,725)
Amounts reclassified from accumulated other comprehensive income	838	1,450	—	2,288
Net current-period other comprehensive (loss) income	27	1,611	(24,075)	(22,437)
Balance as of March 28, 2021	$(455)	$(148,646)	$(170,634)	$(319,735)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2019	$735	$(138,810)	$(206,317)	$(344,392)
Other comprehensive income (loss) before reclassifications	(3,760)	263	(18,199)	(21,696)
Amounts reclassified from accumulated other comprehensive loss	(57)	1,426	—	1,369
Net current-period other comprehensive income	(3,817)	1,689	(18,199)	(20,327)
Balance as of March 29, 2020	$(3,082)	$(137,121)	$(224,516)	$(364,719)
  The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the three months ended March 28, 2021 and March 29, 2020:

	Three Months Ended
	March 28, 2021	March 29, 2020
Losses (gains) on foreign exchange contracts:
Cost of goods sold	$846	$(66)
Total before tax	846	(66)
(Benefit) tax	(8)	9
Net of tax	$838	$(57)
Amortization of pension and other postretirement benefit items (1):
Actuarial losses	$2,143	$1,852
Prior-service costs	(251)	8
Total before tax	1,892	1,860
Tax benefit	(442)	(434)
Net of tax	$1,450	$1,426
Total reclassifications, net of tax	$2,288	$1,369
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans.
Note 11 — Taxes on income from continuing operations

	Three Months Ended
	March 28, 2021	March 29, 2020
Effective income tax rate	14.2%	7.8%
The effective income tax rate for the three months ended March 28, 2021 and March 29, 2020 was 14.2% and 7.8%, respectively. The effective income tax rates for both the three months ended March 28, 2021 and March 29, 2020 reflect a significant net tax benefit related to share-based compensation. The effective income tax rate for the three months ended March 29, 2020 reflects a non-taxable contingent consideration adjustment recognized in connection with a decrease in the fair value of our contingent consideration liabilities.
Note 12 — Commitments and contingent liabilities
Environmental: We are subject to contingencies as a result of environmental laws and regulations that in the future may require us to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by us or other parties. Much of this liability results from the U.S. Comprehensive Environmental Response, Compensation and Liability Act, often referred to as Superfund, the U.S. Resource Conservation and Recovery Act and similar state laws. These laws require us to undertake certain

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

investigative and remedial activities at sites where we conduct or once conducted operations or at sites where Company-generated waste was disposed.
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At March 28, 2021, we have recorded $1.6 million and $5.0 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of March 28, 2021. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.
Legal matters: We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of March 28, 2021, we have recorded accrued liabilities of $0.4 million in connection with such contingencies, representing our best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters.
On February 17, 2021, representatives of the selling shareholders from whom we acquired Essential Medical, Inc., filed suit on behalf of such shareholders in the Court of Chancery of the State of Delaware alleging, among other things, that we breached the merger agreement relating to the acquisition in connection with activities relating to the achievement of revenue-based milestone goals under the agreement. The suit seeks money damages in the amount of $66.9 million plus interest. We are assessing our response to this action, but believe that the claim lacks merit, and intend to defend ourselves vigorously.
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
Tax audits and examinations: We are routinely subject to tax examinations by various tax authorities. As of March 28, 2021, the most significant tax examinations in process were in Ireland and Germany. We may establish reserves with respect to our uncertain tax positions, after we adjust the reserves to address developments with respect to our uncertain tax positions, including developments in these tax examinations. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 13 — Segment information
The following tables present our segment results for the three months ended March 28, 2021 and March 29, 2020:

	Three Months Ended
	March 28, 2021	March 29, 2020
Americas	$375,493	$358,002
EMEA	141,253	156,124
Asia	63,690	53,129
OEM	53,489	63,387
Net revenues	$633,925	$630,642

	Three Months Ended
	March 28, 2021	March 29, 2020
Americas	$83,602	$140,969
EMEA	22,995	20,419
Asia	14,916	10,232
OEM	12,562	15,099
Total segment operating profit (1)	134,075	186,719
Unallocated expenses (2)	(30,641)	(29,633)
Income from continuing operations before interest and taxes	$103,434	$157,086
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

Note 14 — Subsequent event
Redemption of 4.875% Senior Notes due 2026

On April 29, 2021, we issued a notice of redemption to holders of our outstanding $400 million aggregate principal amount of 4.875% Senior Notes due 2026 (the “2026 Notes”). Pursuant to the notice of redemption, the 2026 Notes will be redeemed on June 1, 2021 (the “Redemption Date”) at a redemption price equal to 102.438% of the principal amount of the 2026 Notes plus accrued and unpaid interest up to, but not including, the Redemption Date (the “Redemption Price”). The notice of redemption provides that the redemption is subject to the condition that we are able to borrow funds under our revolving credit agreement on the Redemption Date in an amount sufficient to pay the aggregate Redemption Price. We anticipate recognizing a loss on extinguishment of debt of $13.0 million in the second quarter of 2021 as a result of the redemption of the 2026 Notes.

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
COVID-19 pandemic
We continue to experience the effects of the global COVID-19 pandemic. Among other things, the response to the COVID-19 pandemic has had the effect of reducing the number of elective procedures being carried out, which has impacted and continues to impact some of our product categories, including our interventional urology, surgical, interventional, anesthesia and OEM products, which have experienced and continue to experience decreased demand. We have also experienced and continue to experience increased demand for products used in the treatment of patients with COVID-19, which are mostly concentrated in our respiratory and vascular access product categories. During 2020 and for the three months ended March 28, 2021, each of our segments were and continue to be negatively impacted by the COVID-19 pandemic due to the reduction in elective procedures and, to a lesser extent, as a result of government-mandated and self-imposed shut-downs in several countries, which were implemented to protect individuals and control the spread of COVID-19. The COVID-19 pandemic is impacting other elements of our operations, as well as our employees, contractors, suppliers, customers, freight transport providers and other business partners. To date, we have not experienced significant disruptions in the global supply chain for our products that are in high demand, but, in some cases, delivery times have lengthened, resulting in backorders for some of our products.
In addition, there have been and continues to be impacts on our cost structure resulting from measures that we and other businesses are taking or will take, in accordance with governmental requirements and otherwise, to protect our employees and business partners. We continue to assess the impact on our business (including our employees, customers and suppliers) of travel restrictions, border closures and quarantines as they affect our various sites, including our 35 global manufacturing sites. In most jurisdictions, our manufacturing and distribution sites remain open because we are considered an essential business. However, we have experienced temporary or partial work stoppages in some manufacturing sites in North America and Asia. During 2020 and through the three months ended March 28, 2021, we experienced, and we continue to experience, inefficiencies in our manufacturing operations due to government-mandated and self-imposed restrictions placed on and safety measures implemented at our facilities globally. From an operating expense perspective, we have experienced and continue to experience net decreases in selling, general and administrative expenses compared to levels experienced prior to the onset of the COVID-19 pandemic due to cost mitigation efforts implemented to control discretionary spending including selling, marketing and travel and entertainment related costs.
We have yet to return to the revenue growth levels that we achieved prior to the onset of the pandemic. In addition, the degree of improvement has varied by product category and by region. It is uncertain whether this trend will continue or if we will again experience a decrease in the number of elective procedures performed as the COVID-19 pandemic evolves, particularly if the virus becomes more prevalent or if new strains of the virus continue to emerge. Overall, we believe that the COVID-19 pandemic will continue to negatively affect our revenues and operations, at least over the near-term. Because of the dynamic nature of the crisis, such as recent regional COVID-19 outbreaks that are impacting the recovery, we cannot accurately predict the extent or duration of the impacts of the pandemic.
Results of Operations
As used in this discussion, "new products" are products for which commercial sales have commenced within the past 36 months, and “existing products” are products for which commercial sales commenced more than 36 months ago. Discussion of results of operations items that reference the effect of one or more acquired and/or divested businesses or assets (except as noted below with respect to acquired distributors) generally reflects the impact of the acquisitions and/or divestitures within the first 12 months following the date of the acquisition and/or divestiture. In addition to increases and decreases in the per unit selling prices of our products to our customers, our discussion of the impact of product price increases and decreases also reflects the impact on the pricing of our products resulting from the elimination of the distributor, either through acquisition or termination of the distributor, from the sales channel. All of the dollar amounts in the tables are presented in millions unless otherwise noted.
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net revenues

	Three Months Ended
	March 28, 2021	March 29, 2020
Net revenues	$633.9	$630.6
Net revenues for the three months ended March 28, 2021 increased $3.3 million, or 0.5%, compared to the prior year period, which was primarily attributable to net revenues of $20.3 million generated by acquired businesses and $20.3 million of favorable fluctuations in foreign currency exchange rates, largely offset by a net decrease in sales volumes of existing products mostly caused by the COVID-19 pandemic.
Gross profit

	Three Months Ended
	March 28, 2021	March 29, 2020
Gross profit	$344.5	$333.6
Percentage of sales	54.3%	52.9%
Gross margin for the three months ended March 28, 2021 increased 140 basis points, or 2.6%, compared to the prior year period primarily due to benefits from cost improvement initiatives and favorable product mix. The increases in gross margin were partially offset by unfavorable fluctuations in foreign currency exchange rates.
Selling, general and administrative

	Three Months Ended
	March 28, 2021	March 29, 2020
Selling, general and administrative	$203.1	$147.8
Percentage of sales	32.0%	23.4%
Selling, general and administrative expenses for the three months ended March 28, 2021 increased $55.3 million compared to the prior year period. The increase was primarily attributable to the benefit recognized in the prior year resulting from decreases in the estimated fair value of our contingent consideration liabilities caused by the adverse impacts of the COVID-19 pandemic and operating expenses incurred by acquired businesses, primarily Z-Medica. The increases in selling, general and administrative costs were partially offset by lower selling expenses, largely caused by the COVID-19 pandemic, within certain of our product portfolios.

Research and development

	Three Months Ended
	March 28, 2021	March 29, 2020
Research and development	$29.9	$27.4
Percentage of sales	4.7%	4.3%
The increase in research and development expenses for the three months ended March 28, 2021 compared to the prior year period was primarily attributable to European Union Medical Device Regulation ("EU MDR") related costs partially offset by lower project spend within certain of our product portfolios.
Restructuring and impairment charges
2021 Restructuring plan
During the first quarter of 2021, we committed to a restructuring plan designed to streamline various business functions across our segments. We estimate that we will incur aggregate pre-tax restructuring charges of $7 million to $9 million, consisting primarily of termination benefits. In addition, we expect to incur $3 million to $4 million in restructuring related charges, most of which are expected to be recognized in cost of sales. We expect this program will be substantially completed by the end of 2021.
We expect to begin realizing plan-related savings in 2021 and expect to achieve annual pre-tax savings of $13 million to $16 million once the plan is fully implemented.
Anticipated charges and pre-tax savings related to restructuring programs and other similar cost savings initiatives
In addition to the 2021 Restructuring plan, we have ongoing restructuring programs primarily related to the consolidation of our manufacturing operations (referred to as our 2019, 2018 and 2014 Footprint realignment plans). We also have similar ongoing activities to relocate certain manufacturing operations within our OEM segment (the "OEM initiative") that do not meet the criteria for a restructuring program under applicable accounting guidance; nevertheless, the activities should result in cost savings (we expect only minimal costs to be incurred in connection with the OEM initiative). With respect to our currently ongoing restructuring programs (including the 2021 Restructuring plan) and the OEM initiative, the table below summarizes charges incurred or estimated to be incurred and estimated annual pre-tax savings to be realized as follows: (1) with respect to charges (a) the estimated total charges that will have been incurred once the restructuring programs and OEM initiative are completed; (b) the charges incurred through December 31, 2020; and (c) the estimated charges to be incurred from January 1, 2021 through the last anticipated completion date of the restructuring programs and OEM initiative, and (2) with respect to estimated annual pre-tax savings, (a) the estimated total annual pre-tax savings to be realized once the restructuring programs and OEM initiative are completed; (b) the estimated annual pre-tax savings realized based on the progress of the restructuring programs and OEM initiative through December 31, 2020; and (c) the estimated additional annual pre-tax savings to be realized from January 1, 2021 through the last anticipated completion date of the restructuring programs and the OEM initiative.
Estimated charges and pre-tax savings are subject to change based on, among other things, the nature and timing of restructuring activities and similar activities, changes in the scope of restructuring programs and the OEM initiative, unanticipated expenditures and other developments, the effect of additional acquisitions or dispositions, and other factors that were not reflected in the assumptions made by management in previously estimating restructuring and restructuring related charges and estimated pre-tax savings. Moreover, estimated pre-tax savings constituting efficiencies with respect to increased costs that otherwise would have resulted from business acquisitions involve, among other things, assumptions regarding the cost structure and integration of businesses that previously were not administered by our management, which are subject to a particularly high degree of risk and uncertainty. It is likely that estimates of charges and pre-tax savings will change from time to time, and the table below may reflect changes from amounts previously estimated. In addition, the table below reflects the estimated charges and pre-tax savings related to our ongoing programs. Additional details, including estimated charges expected to be incurred in connection with our restructuring programs and the anticipated completion dates, are described in Note 5 to the condensed consolidated financial statements included in this report.
Pre-tax savings may be realized during, and subsequent to, the completion of the restructuring program. Pre-tax savings can also be affected by increases or decreases in sales volumes generated by the businesses impacted by the consolidation of manufacturing operations; such variations in revenues can increase or decrease pre-tax savings generated by the consolidation of manufacturing operations. For example, an increase in sales volumes generated by the impacted businesses, although likely to increase manufacturing costs, may generate additional savings with respect to costs that otherwise would have been incurred if the manufacturing operations were not consolidated.

	Ongoing restructuring programs and other similar cost savings initiatives
	Estimated Total	Actual results through December 31, 2020	Estimated Remaining
Restructuring charges	$102 - $118	$89	$13 - $29
Restructuring related charges (1)	119 - 146	74	45 - 72
Total charges	$221 - $264	$163	$58 - $101

OEM initiative annual pre-tax savings	$6 - $7	$2	$4 - $5
Pre-tax savings- ongoing restructuring plans (2)	81 - 94	32	49 - 62
Total annual pre-tax savings	$87 - $101	$34	$53 - $67

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
(2)Most of the pre-tax savings are expected to result in reductions to cost of goods sold.
Restructuring and impairment charges incurred

	Three Months Ended
	March 28, 2021	March 29, 2020
Restructuring and impairment charges	$8.0	$1.3
Restructuring and impairment credits for the three months ended March 28, 2021 primarily consisted of termination benefits related to the 2021 Restructuring plan.
Interest expense

	Three Months Ended
	March 28, 2021	March 29, 2020
Interest expense	$16.8	$15.4
Average interest rate on debt	2.5%	2.7%
The increase in interest expense for the three months ended March 28, 2021 compared to the prior year period was primarily due to an increase in average debt outstanding.
Taxes on income from continuing operations

	Three Months Ended
	March 28, 2021	March 29, 2020
Effective income tax rate	14.2%	7.8%
The effective income tax rates for both the three months ended March 28, 2021 and March 29, 2020 reflect a significant net tax benefit related to share-based compensation. The effective income tax rate for the three months ended March 29, 2020 reflects a non-taxable contingent consideration adjustment recognized in connection with a decrease in the fair value of our contingent consideration liabilities.

Segment Financial Information

Segment net revenues
	Three Months Ended
	March 28, 2021	March 29, 2020	% Increase/(Decrease)
Americas	$375.5	$358.0	4.9
EMEA	141.2	156.1	(9.5)
Asia	63.7	53.1	19.9
OEM	53.5	63.4	(15.6)
Segment net revenues	$633.9	$630.6	0.5

Segment operating profit
	Three Months Ended
	March 28, 2021	March 29, 2020	% Increase/(Decrease)
Americas	$83.6	$141.0	(40.7)
EMEA	23.0	20.4	12.6
Asia	14.9	10.2	45.8
OEM	12.6	15.1	(16.8)
Segment operating profit (1)	$134.1	$186.7	(28.2)
(1)See Note 13 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest and taxes.
Comparison of the three months ended March 28, 2021 and March 29, 2020
Americas
Americas net revenues for the three months ended March 28, 2021 increased $17.5 million, or 4.9%, compared to the prior year period. The increase was primarily attributable to net revenues of $14.7 million generated by the Z-Medica acquisition and an increase in new product sales, partially offset by a decrease in sales volumes of existing products largely caused by the COVID-19 pandemic.
Americas operating profit for the three months ended March 28, 2021 decreased $57.4 million, or 40.7%, compared to the prior year period, which was primarily attributable to the benefit recognized in the prior year resulting from decreases in the estimated fair value of our contingent consideration liabilities caused by the adverse impacts of the COVID-19 pandemic.
EMEA
EMEA net revenues for the three months ended March 28, 2021 decreased $14.9 million, or 9.5%, compared to the prior year period, which was primarily attributable to a $30.4 million decrease in sales volumes of existing products largely caused by the COVID-19 pandemic partially offset by favorable fluctuations in foreign currency exchange rates of $13.8 million.
EMEA operating profit for the three months ended March 28, 2021 increased $2.6 million, or 12.6%, compared to the prior year period, which was primarily attributable to favorable fluctuations in foreign currency exchange rates and a decrease in selling, general and administrative costs caused by the COVID-19 pandemic, partially offset by a decrease in gross profit, resulting from lower sales caused by the COVID-19 pandemic.
Asia
Asia net revenues for the three months ended March 28, 2021 increased $10.6 million, or 19.9%, compared to the prior year period, which was primarily attributable to favorable fluctuations in foreign currency exchange rates of $4.6 million, an increase in new product sales and an increase in sales volumes of existing products.
Asia operating profit for the three months ended March 28, 2021 increased $4.7 million, or 45.8%, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales and favorable fluctuations in foreign currency exchange rates.

OEM
OEM net revenues for the three months ended March 28, 2021 decreased $9.9 million, or 15.6%, compared to the prior year period, which was primarily attributable to a net $15.5 million decrease in sales volumes of existing products largely caused by the COVID-19 pandemic, partially offset by net revenues of $4.0 million generated by the HPC acquisition.
OEM operating profit for the three months ended March 28, 2021 decreased $2.5 million, or 16.8%, compared to the prior year period, which was primarily attributable to a decrease in gross profit resulting from lower sales caused by the COVID-19 pandemic, partially offset by lower acquisition related costs.

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
Cash Flows
Net cash provided by operating activities from continuing operations was $110.8 million for the three months ended March 28, 2021 as compared to net cash used in operating activities of $11.5 million for the three months ended March 29, 2020. The $122.3 million increase was primarily attributable to lower contingent consideration payments, lower payroll and benefit related payments and higher accounts receivable collections as compared to the prior year.
Net cash used in investing activities from continuing operations was $20.9 million for the three months ended March 28, 2021, which primarily consisted of capital expenditures of $19.3 million.
Net cash used by financing activities from continuing operations was $131.5 million for the three months ended March 28, 2021, which reflected a reduction in borrowings of $100 million, resulting from a payment against our senior credit facility, dividend payments of $15.9 million and contingent consideration payments of $13.1 million.
Borrowings
On April 29, 2021, we issued a notice of redemption to holders of our outstanding $400 million aggregate principal amount of 4.875% Senior Notes due 2026 (the “2026 Notes”). Pursuant to the notice of redemption, the 2026 Notes will be redeemed on June 1, 2021 (the “Redemption Date”) at a redemption price equal to 102.438% of the principal amount of the 2026 Notes plus accrued and unpaid interest up to, but not including, the Redemption Date (the “Redemption Price”). We plan to fund the redemption using available borrowings under our revolving credit agreement, and the notice of redemption provides that the redemption is subject to the condition that we are able to borrow funds under our revolving credit agreement on the Redemption Date in an amount sufficient to pay the Redemption Price.
The 2026 Notes contain covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to incur additional debt or issue preferred stock or other disqualified stock, create liens, merge, consolidate, or dispose of certain assets, pay dividends, make investments or make other restricted payments, or enter into transactions with our affiliates. The indenture governing our 4.625% Senior Notes due 2027 (the “2027 Notes”) contains covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions. The 4.25% Senior Notes due 2028 (the "2028 Notes") contain covenants that, among other things, will restrict our ability and the ability of our subsidiaries to create certain liens, enter into sale lease back transactions, and merge, consolidate, sell or otherwise dispose of all or substantially all of our assets.
As of March 28, 2021, we were in compliance with these requirements. The obligations under the Credit Agreement, the 2026 Notes, 2027 Notes and 2028 Notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the Credit Agreement are (subject to certain exceptions and limitations) secured by a lien on substantially all of the assets owned by us and each guarantor.
Summarized Financial Information – Obligor Group
The 2026 Notes and 2027 Notes (collectively, the "Senior Notes") are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes is guaranteed, jointly and severally, by an enumerated group of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. Summarized financial information for the Parent and Guarantor Subsidiaries (collectively, the “Obligor Group”) as of March 28, 2021 and December 31, 2020 and for the three months ended March 28, 2021 is as follows:

	Three Months Ended
	March 28, 2021
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Net revenue	$451.4	$51.2	$400.2
Cost of goods sold	265.3	110.1	155.2
Gross profit	186.1	(58.9)	245.0
Income from continuing operations	27.5	(28.3)	55.8
Net income	27.5	(28.3)	55.8

	March 28, 2021			December 31, 2020
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Total current assets	$828.5	$82.1	$746.4	$806.9	$49.1	$757.8
Total assets	5,841.3	1,512.2	4,329.1	5,867.2	1,491.4	4,375.8
Total current liabilities	776.6	551.5	225.1	796.7	541.3	255.4
Total liabilities	4,054.8	878.1	3,176.7	4,206.0	849.6	3,356.4
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
In our Annual Report on Form 10-K for the year ended December 31, 2020, we provided disclosure regarding our critical accounting estimates, which are reflective of significant judgments and uncertainties, are important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions and conditions.

New Accounting Standards
See Note 2 to the condensed consolidated financial statements included in this report for a discussion of recently issued accounting guidance, including estimated effects, if any, of adoption of the guidance on our financial statements.
Forward-Looking Statements
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks and uncertainties, which are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed or implied by these forward-looking statements due to a number of factors, including the adverse economic conditions associated with the COVID-19 global health pandemic and the associated financial crisis, stay-at-home and other orders, which could cause material delays and cancellations of elective procedures, curtailed or delayed spending by customers and result in disruptions to our supply chain, closure of our facilities, delays in product launches or diversion of management and other resources to respond to the COVID-19 pandemic; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 pandemic disrupts local economies and causes economies to enter prolonged recessions; changes in business relationships with and purchases by or from major customers or suppliers; delays or cancellations of shipments; demand for and market acceptance of new and existing products; our inability to provide products to our customers, which may be due to, among other things, events that impact key distributors, suppliers and vendors that sterilize our products; our inability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with our expectations; our inability to effectively execute our restructuring plans and programs; our inability to realize anticipated savings from restructuring plans and programs; the impact of enacted healthcare reform legislation and proposals to amend, replace or repeal the legislation; changes in Medicare, Medicaid and third party coverage and reimbursements; the impact of tax legislation and related regulations; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; global economic factors, including currency exchange rates, interest rates, trade disputes and sovereign debt issues; difficulties in entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2020. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise specifically stated by us or as required by law or regulation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the information set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of March 28, 2021 and December 31, 2020, we have accrued liabilities of approximately $0.4 million and $0.3 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that the outcome of any outstanding lawsuits or claims is likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors
See the information set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in risk factors for the quarter ended March 28, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.		Description

10.1	—	Senior Executive Officer Severance Agreement, dated February 25, 2021, between the Company and Jay White.
10.2	—	Executive Change In Control Agreement, dated February 25, 2021, between the Company and Jay White.
31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
32.1	—	Certification of Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	—	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 28, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Cover Page; (ii) the Condensed Consolidated Statements of Income for the three months ended March 28, 2021 and March 29, 2020; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 28, 2021 and March 29, 2020; (iv) the Condensed Consolidated Balance Sheets as of March 28, 2021 and December 31, 2020; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 28, 2021 and March 29, 2020; (vi) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 28, 2021 and March 29, 2020; and (vii) Notes to Condensed Consolidated Financial Statements.
104.1	—	The cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2021, formatted in inline XBRL (included in Exhibit 101.1).

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
Dated: April 29, 2021