Form 10-Q
period 2021-06-27
TELEFLEX INC
filed 2021-07-29
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The registrant had 46,801,138 shares of common stock, par value $1.00 per share, outstanding as of July 27, 2021.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 27, 2021

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(Dollars and shares in thousands, except per share)
Net revenues	$713,473	$567,034	$1,347,398	$1,197,676
Cost of goods sold	315,917	288,662	605,315	585,680
Gross profit	397,556	278,372	742,083	611,996
Selling, general and administrative expenses	224,159	191,193	427,307	338,989
Research and development expenses	33,283	29,364	63,230	56,760
Restructuring and impairment charges	11,494	19,005	19,492	20,351
Income from continuing operations before interest and taxes	128,620	38,810	232,054	195,896
Interest expense	16,171	15,682	32,969	31,121
Interest income	(232)	(163)	(891)	(742)
Loss on extinguishment of debt	12,986	—	12,986	—
Income from continuing operations before taxes	99,695	23,291	186,990	165,517
Taxes on income from continuing operations	16,412	11,848	28,840	22,922
Income from continuing operations	83,283	11,443	158,150	142,595
Operating (loss) income from discontinued operations	(46)	22	(47)	18
Tax (expense) benefit on operating loss from discontinued operations	(11)	9	(11)	7
(Loss) income from discontinued operations	(35)	13	(36)	11
Net income	$83,248	$11,456	$158,114	$142,606
Earnings per share:
Basic:
Income from continuing operations	$1.78	$0.25	$3.39	$3.07
Loss from discontinued operations	—	—	(0.01)	—
Net income	$1.78	$0.25	$3.38	$3.07
Diluted:
Income from continuing operations	$1.76	$0.24	$3.34	$3.02
Loss from discontinued operations	—	—	(0.01)	—
Net income	$1.76	$0.24	$3.33	$3.02
Weighted average common shares outstanding
Basic	46,741	46,442	46,719	46,412
Diluted	47,433	47,242	47,420	47,237
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(Dollars in thousands)
Net income	$83,248	$11,456	$158,114	$142,606
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $1,002, $2,295, $404, and $(5,286) for the three and six months periods, respectively	6,080	17,654	(17,995)	(545)
Pension and other postretirement benefit plans adjustment, net of tax of $(390), $(404), $(903), and $(926) for the three and six months periods, respectively	1,298	1,345	2,909	3,034
Derivatives qualifying as hedges, net of tax of $39, $64, $72, and $436 for the three and six months periods, respectively	397	(1,095)	424	(4,912)
Other comprehensive income (loss), net of tax:	7,775	17,904	(14,662)	(2,423)
Comprehensive income	$91,023	$29,360	$143,452	$140,183
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 27, 2021	December 31, 2020
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$361,781	$375,880
Accounts receivable, net	414,195	395,071
Inventories	490,318	513,196
Prepaid expenses and other current assets	116,818	115,436
Prepaid taxes	27,180	22,842
Current assets held-for-sale	26,936	—
Total current assets	1,437,228	1,422,425
Property, plant and equipment, net	449,754	473,912
Operating lease assets	115,110	100,635
Goodwill	2,537,432	2,585,966
Intangible assets, net	2,381,329	2,519,746
Deferred tax assets	8,442	8,073
Other assets	41,666	41,802
Noncurrent assets held-for-sale	95,426	—
Total assets	$7,066,387	$7,152,559
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$92,500	$100,500
Accounts payable	106,567	102,520
Accrued expenses	138,280	136,276
Payroll and benefit-related liabilities	121,822	122,366
Accrued interest	5,522	7,135
Income taxes payable	14,836	17,361
Other current liabilities	46,265	53,869
Liabilities held-for-sale	1,056	—
Total current liabilities	526,848	540,027
Long-term borrowings	2,215,666	2,377,888
Deferred tax liabilities	483,269	484,678
Pension and postretirement benefit liabilities	51,179	74,499
Noncurrent liability for uncertain tax positions	10,078	10,127
Noncurrent operating lease liabilities	101,302	86,097
Other liabilities	211,943	242,786
Total liabilities	3,600,285	3,816,102
Commitments and contingencies
Total shareholders' equity	3,466,102	3,336,457
Total liabilities and shareholders' equity	$7,066,387	$7,152,559
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 27, 2021	June 28, 2020
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$158,114	$142,606
Adjustments to reconcile net income to net cash provided by operating activities:
Income (loss) from discontinued operations	36	(11)
Depreciation expense	35,982	34,461
Intangible asset amortization expense	83,867	78,638
Deferred financing costs and debt discount amortization expense	2,388	1,984
Loss on extinguishment of debt	12,986	—
Fair value step up of acquired inventory sold	3,993	1,707
Changes in contingent consideration	11,428	(29,951)
Impairment of long-lived assets	6,739	—
Stock-based compensation	11,693	8,482
Deferred income taxes, net	1,050	1,055
Payments for contingent consideration	—	(79,771)
Interest benefit on swaps designated as net investment hedges	(9,126)	(9,805)
Other	(16,679)	(18,981)
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(23,159)	45,843
Inventories	(13,648)	(34,875)
Prepaid expenses and other assets	(16,551)	11,819
Accounts payable, accrued expenses and other liabilities	32,625	(26,449)
Income taxes receivable and payable, net	(16,663)	7,257
Net cash provided by operating activities from continuing operations	265,075	134,009
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(36,659)	(39,052)
Proceeds from sale of assets	404	400
Payments for businesses and intangibles acquired, net of cash acquired	(3,539)	(265,895)
Deposits	(1,250)	—
Net interest proceeds on swaps designated as net investment hedges	9,288	9,986
Net cash used in investing activities from continuing operations	(31,756)	(294,561)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	400,000	1,010,000
Reduction in borrowings	(575,000)	(500,000)
Debt extinguishment, issuance and amendment fees	(9,774)	(7,727)
Net proceeds from share based compensation plans and the related tax impacts	6,339	2,668
Payments for contingent consideration	(30,489)	(60,947)
Dividends paid	(31,793)	(31,558)
Net cash (used in) provided by financing activities from continuing operations	(240,717)	412,436
Cash flows from discontinued operations:
Net cash used in operating activities	(371)	(317)
Net cash used in discontinued operations	(371)	(317)
Effect of exchange rate changes on cash and cash equivalents	(6,330)	885
Net (decrease) increase in cash and cash equivalents	(14,099)	252,452
Cash and cash equivalents at the beginning of the period	375,880	301,083
Cash and cash equivalents at the end of the period	$361,781	$553,535
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2020	47,812	$47,812	$652,305	$3,096,228	$(297,298)	1,132	$(162,590)	$3,336,457
Net income				74,866				74,866
Cash dividends ($0.34 per share)				(15,893)				(15,893)
Other comprehensive loss					(22,437)			(22,437)
Shares issued under compensation plans	18	18	1,993			(28)	99	2,110
Deferred compensation			447			(4)	241	688
Balance at March 28, 2021	47,830	47,830	654,745	3,155,201	(319,735)	1,100	(162,250)	3,375,791
Net income				83,248				83,248
Cash dividends ($0.34 per share)				(15,900)				(15,900)
Other comprehensive income					7,775			7,775
Shares issued under compensation plans	52	52	15,132			(1)	16	15,200
Deferred compensation			—			—	(12)	(12)
Balance at June 27, 2021	47,882	$47,882	$669,877	$3,222,549	$(311,960)	1,099	$(162,246)	$3,466,102

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2019	47,536	$47,536	$616,980	$2,824,916	$(344,392)	1,182	$(165,720)	$2,979,320
Cumulative effect adjustment resulting from the adoption of new accounting standards				(791)				(791)
Net income				131,150				131,150
Cash dividends ($0.34 per share)				(15,767)				(15,767)
Other comprehensive loss					(20,327)			(20,327)
Shares issued under compensation plans	24	24	(3,074)			(37)	1,748	(1,302)
Deferred compensation			383			(5)	358	741
Balance at March 29, 2020	47,560	47,560	614,289	2,939,508	(364,719)	1,140	(163,614)	3,073,024
Net income				11,456				11,456
Cash dividends ($0.34 per share)				(15,791)				(15,791)
Other comprehensive income					17,904			17,904
Shares issued under compensation plans	35	35	10,516			(3)	175	10,726
Deferred compensation			—			(1)	83	83
Balance as of June 28, 2020	47,595	$47,595	$624,805	$2,935,173	$(346,815)	1,136	$(163,356)	$3,097,402

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
Note 2 — Recently issued accounting standards
In December 2019, the FASB issued new guidance that simplifies various aspects of accounting for income taxes including those related to the step-up in the tax basis of goodwill, intraperiod tax allocations and the interim period effects of changes in tax laws or rates. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The modifications under the new guidance were applied on a prospective basis effective January 1, 2021. The adoption of the new guidance did not have a material effect on the condensed consolidated financial statements.
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
Note 3 — Net revenues
We primarily generate revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when our products are shipped from the manufacturing or distribution facility. For our Original Equipment and Development Services ("OEM") segment, most revenue is recognized over time because the OEM segment generates revenue from the sale of custom products that have no alternative use and we have an enforceable right to payment to the extent that performance has been completed. We market and sell products through our direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers, which comprised 89%, 9% and 2% of consolidated net revenues, respectively, for the six months ended June 27, 2021. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. With respect to the custom products sold in the OEM segment, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table disaggregates revenue by global product category for the three and six months ended June 27, 2021 and June 28, 2020.

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Vascular access	$167,739	$164,958	$331,712	$315,214
Anesthesia	95,426	64,867	180,283	140,569
Interventional	112,082	82,594	208,255	182,525
Surgical	98,185	67,275	178,571	142,707
Interventional urology	92,243	40,094	165,607	114,286
OEM	60,956	55,832	114,445	119,219
Other (1)	86,842	91,414	168,525	183,156
Net revenues (2)	$713,473	$567,034	$1,347,398	$1,197,676
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
Divestiture
On May 15, 2021, we entered into a definitive agreement to sell certain product lines within our global respiratory product portfolio (the "Divested respiratory business") to Medline Industries, Inc. (“Medline”) for consideration of $286.0 million, reduced by $12 million in working capital not transferring to Medline, and is subject to customary post-close adjustments (the "Respiratory business divestiture").
On June 28, 2021, the first day of the third quarter of 2021, we completed the initial phase of the Respiratory business divestiture, pursuant to which we received cash proceeds of $259 million and we estimate that we will recognize a pre-tax gain on the sale of approximately $100 million. The second phase of the divestiture will occur once we transfer certain additional manufacturing assets to Medline. Our receipt of $15.0 million in additional cash proceeds is contingent upon the transfer of these manufacturing assets and is expected to occur prior to the end of 2023. We plan to recognize the contingent consideration, and any gain on sale resulting from the second phase of the divestiture, when it becomes realizable. In connection with the Respiratory business divestiture, we entered into several ancillary agreements with Medline to help facilitate the transfer of the business, which provide for transition support, quality, supply and manufacturing services.
Net sales attributable to our Divested respiratory business are included within each of our geographic segments and were $29.6 million and $60.7 million during the three and six months ended June 27, 2021, respectively, and $138.5 million during the year ended December 31, 2020. As a result of the Respiratory business divestiture, the following assets and liabilities were designated as assets and liabilities held for sale as of June 27, 2021:

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

June 27, 2021
Assets
Inventories	$26,936
Current assets held-for-sale	26,936
Property, plant and equipment, net	17,006
Intangible assets, net	41,583
Goodwill	35,745
Operating lease assets	1,053
Other assets	39
Noncurrent assets held-for-sale	95,426
Total assets held-for-sale	$122,362
Liabilities
Other current liabilities	$488
Noncurrent operating lease liabilities	568
Liabilities held-for-sale	$1,056
Note 5 — Restructuring and impairment charges
Respiratory divestiture plan
During the second quarter of 2021, in connection with the Respiratory business divestiture described in Note 4, we committed to a restructuring plan designed to separate the manufacturing operations that will be transferred to Medline from those that will remain with Teleflex, which includes related workforce reductions (the “Respiratory divestiture plan”). The plan includes expanding certain of our existing locations to accommodate the transfer of capacity from the sites that will be transferred to Medline and replicating the manufacturing processes at alternate existing locations. We expect this plan will be substantially completed by the end of 2023. The following table provides a summary of our cost estimates by major type of expense associated with the Respiratory divestiture plan:

Total estimated amount expected to be incurred
Program expense estimates:	(Dollars in millions)
Restructuring charges (1)	$5 million to $8 million
Restructuring related charges (2)	$19 million to $22 million
Total restructuring and restructuring related charges	$24 million to $30 million
(1)Substantially all of the charges consist of employee termination benefit costs.
(2)Consist of charges that are directly related to the Respiratory divestiture plan and principally constitute costs to transfer manufacturing operations to other locations and project management costs. Substantially all of the charges are expected to be recognized within costs of goods sold.
We expect substantially all of the restructuring and restructuring related charges will result in future cash outlays, the majority of which will be made in 2022 and 2023. Additionally, we expect to incur $22 million to $28 million in aggregate capital expenditures under the plan, which are expected to be incurred mostly in 2022 and 2023. As of June 27, 2021, we had a restructuring reserve of $2.5 million related to this plan, all of which related to termination benefits.
2021 Restructuring plan
During the first quarter of 2021, we committed to a restructuring plan designed to streamline various business functions across our segments. We estimate that we will incur aggregate pre-tax restructuring charges of $7 million to $9 million, consisting primarily of termination benefits. In addition, we expect to incur $3 million to $4 million in

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

restructuring related charges, most of which are expected to be recognized in cost of goods sold. We expect this plan will be substantially completed by the end of 2021. As of June 27, 2021, we had a restructuring reserve of $5.1 million related to this plan, all of which related to termination benefits.
Footprint realignment plans
We have ongoing restructuring programs related to the relocation of manufacturing operations to existing lower-cost locations and related workforce reductions (referred to as the 2019, 2018 and 2014 Footprint realignment plans). The following tables provide a summary of our cost estimates and other information associated with these ongoing Footprint realignment plans:

	2019 Footprint realignment plan	2018 Footprint realignment plan	2014 Footprint realignment plan
Program expense estimates:	(Dollars in millions)
Termination benefits	$14 to $16	$60 to $70	$13 to $13
Other costs (1)	2 to 2	3 to 4	1 to 2
Restructuring charges	16 to 18	63 to 74	14 to 15
Restructuring related charges (2)	38 to 43	40 to 59	38 to 40
Total restructuring and restructuring related charges	$54 to $61	$103 to $133	$52 to $55
Other program estimates:
Expected cash outlays	$48 to $55	$99 to $127	$42 to $46
Expected capital expenditures	$28 to $33	$19 to $23	$26 to $27
Other program information:
Period initiated	February 2019	May 2018	April 2014
Estimated period of substantial completion	2022	2022	2022
Aggregate restructuring charges	$15.5	$61.9	$13.7
Restructuring reserve:
Balance as of June 27, 2021	$5.4	$47.2	$3.1
Restructuring related charges incurred:
Three Months Ended June 27, 2021	$3.9	$2.3	$1.0
Six Months Ended June 27, 2021	$7.4	$4.3	$1.7
Aggregate restructuring related charges	$28.6	$21.0	$37.7
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Restructuring and impairment charges recognized for the three and six months ended June 27, 2021 and June 28, 2020 consisted of the following:

Three Months Ended June 27, 2021
	Termination benefits	Other costs (1)	Total
Respiratory divestiture plan	$2,540	$1	$2,541
2021 Restructuring plan	129	23	152
2019 Footprint realignment plan	(301)	91	(210)
2018 Footprint realignment plan	1,459	92	1,551
Other restructuring programs (2)	(4)	725	721
Restructuring charges	3,823	932	4,755
Asset impairment charges	—	6,739	6,739
Restructuring and impairment charges	$3,823	$7,671	$11,494

Three Months Ended June 28, 2020
	Termination benefits	Other costs (1)	Total
2020 Workforce reduction plan	$10,564	$—	$10,564
2019 Footprint realignment plan	323	82	405
2018 Footprint realignment plan	7,545	52	7,597
Other restructuring programs (2)	169	270	439
Restructuring charges	$18,601	$404	$19,005

Six Months Ended June 27, 2021
	Termination benefits	Other costs (1)	Total
Respiratory divestiture plan	$2,540	$1	$2,541
2021 Restructuring plan	6,889	23	6,912
2019 Footprint realignment plan	40	196	236
2018 Footprint realignment plan	1,726	137	1,863
Other restructuring programs (2)	(170)	1,371	1,201
Restructuring charges	11,025	1,728	12,753
Asset impairment charges	—	6,739	6,739
Restructuring and impairment charges	$11,025	$8,467	$19,492

Six Months Ended June 28, 2020
	Termination benefits	Other costs (1)	Total
2020 Workforce reduction plan	$10,564	$—	$10,564
2019 Footprint realignment plan	1,152	91	1,243
2018 Footprint realignment plan	7,859	133	7,992
Other restructuring programs (2)	62	490	552
Restructuring charges	$19,637	$714	$20,351
(1) Other costs include facility closure, contract termination and other exit costs.
(2) Includes the program initiated during third quarter of 2019 as well as the 2016 and 2014 Footprint realignment plans.
Impairment Charges
For the three and six months ended June 27, 2021, we recorded impairment charges of $6.7 million related to our decision to abandon intellectual property and other assets primarily associated with our respiratory product portfolio that was not transferred to Medline as part of the Respiratory business divestiture described in Note 4.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 6 — Inventories
Inventories as of June 27, 2021 and December 31, 2020 consisted of the following:

	June 27, 2021	December 31, 2020
Raw materials	$133,722	$132,370
Work-in-process	78,088	75,874
Finished goods	278,508	304,952
Inventories	$490,318	$513,196

Note 7 — Goodwill and other intangible assets
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment for the six months ended June 27, 2021:

	Americas	EMEA	Asia	OEM	Total
December 31, 2020	$1,700,282	$536,228	$237,446	$112,010	$2,585,966
Goodwill held-for-sale	(21,802)	(7,537)	(6,406)	—	(35,745)
Currency translation adjustment	1,081	(9,507)	(4,363)	—	(12,789)
June 27, 2021	$1,679,561	$519,184	$226,677	$112,010	$2,537,432
The gross carrying amount of, and accumulated amortization relating to, intangible assets as of June 27, 2021 and December 31, 2020 were as follows:

	Gross Carrying Amount		Accumulated Amortization
	June 27, 2021	December 31, 2020	June 27, 2021	December 31, 2020
Customer relationships	$1,335,685	$1,377,943	$(414,086)	$(425,692)
In-process research and development	29,136	29,627	—	—
Intellectual property	1,444,105	1,458,924	(519,239)	(479,612)
Distribution rights	23,722	23,866	(20,525)	(20,280)
Trade names	555,192	619,847	(53,519)	(65,955)
Non-compete agreements	24,002	24,592	(23,144)	(23,514)
	$3,411,842	$3,534,799	$(1,030,513)	$(1,015,053)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 8 — Borrowings
Our borrowings at June 27, 2021 and December 31, 2020 were as follows:

	June 27, 2021	December 31, 2020
Senior Credit Facility:
Revolving credit facility, at a rate of 1.59% at June 27, 2021, due 2024	$600,500	$350,000
Term loan facility, at a rate of 1.59% at June 27, 2021, due 2024	647,500	673,000
4.875% Senior Notes due 2026	—	400,000
4.625% Senior Notes due 2027	500,000	500,000
4.25% Senior Notes due 2028	500,000	500,000
Securitization program, at a rate of 1.20% at June 27, 2021	75,000	75,000
	2,323,000	2,498,000
Less: Unamortized debt issuance costs	(14,834)	(19,612)
	2,308,166	2,478,388
Current borrowings	(92,500)	(100,500)
Long-term borrowings	$2,215,666	$2,377,888
Redemption of 4.875% Senior Notes due 2026
On April 29, 2021, we issued a notice of redemption to holders of our outstanding $400 million aggregate principal amount of 4.875% Senior Notes due 2026 (the “2026 Notes”). Pursuant to the notice of redemption, the 2026 Notes were redeemed on June 1, 2021 (the “Redemption Date”) at a redemption price equal to 102.438% of the principal amount of the 2026 Notes plus accrued and unpaid interest up to, but not including, the Redemption Date (the “Redemption Price”). We recognized a loss on extinguishment of debt of $13.0 million as a result of the redemption of the 2026 Notes.
Subsequent event
On July 6, 2021, we repaid $259 million in borrowings under our revolving credit facility using funds primarily consisting of proceeds we received from the initial close of the Respiratory business divestiture described in Note 4.

Note 9 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We enter into the non-designated foreign currency forward contracts for periods consistent with our currency translation exposures, which generally approximate one month. For the three and six months ended June 27, 2021 we recognized a gain of $0.7 million and a loss of $2.5 million, respectively, related to non-designated foreign currency forward contracts. For the three and six months ended June 28, 2020 we recognized a loss of $0.8 million and a gain of $0.8 million, respectively, related to non-designated foreign currency forward contracts.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of June 27, 2021 and December 31, 2020 was $137.0 million and $129.5 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of June 27, 2021 and December 31, 2020 was $189.2 million and $163.5 million, respectively. All open foreign currency forward contracts as of June 27, 2021 have durations of 12 months or less.

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
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI"). The following table summarizes the foreign exchange gains and losses recognized within AOCI and the interest benefit recognized within interest expense related to cross currency swap for the three and six months ended June 27, 2021 and June 28, 2020:

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Foreign exchange (losses) gains	$(7,127)	$(7,408)	$10,487	$17,607
Interest benefit	4,479	4,931	9,126	9,805
Balance sheet presentation
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative financial instruments as of June 27, 2021 and December 31, 2020:

	June 27, 2021	December 31, 2020
Asset derivatives:
Designated foreign currency forward contracts	$1,199	$1,691
Non-designated foreign currency forward contracts	73	61
Cross-currency interest rate swaps	20,633	20,106
Prepaid expenses and other current assets	21,905	21,858
Total asset derivatives	$21,905	$21,858
Liability derivatives:
Designated foreign currency forward contracts	$1,372	$1,504
Non-designated foreign currency forward contracts	430	366
Other current liabilities	1,802	1,870
Cross-currency interest rate swaps	21,183	34,125
Other liabilities	21,183	34,125
Total liability derivatives	$22,985	$35,995
See Note 11 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax.
There was no ineffectiveness related to our cash flow hedges during the three and six months ended June 27, 2021 and June 28, 2020.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Trade receivables
The allowance for credit losses as of June 27, 2021 and December 31, 2020 was $12.1 million and $12.9 million, respectively. The current portion of the allowance for credit losses, which was $7.1 million and $8.1 million as of June 27, 2021 and December 31, 2020, respectively, was recognized as a reduction of accounts receivable, net.
Note 10 — Fair value measurement
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of June 27, 2021 and December 31, 2020:

	Total carrying value at June 27, 2021	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$14,287	$14,287	$—	$—
Derivative assets	21,905	—	21,905	—
Derivative liabilities	22,985	—	22,985	—
Contingent consideration liabilities	13,974	—	—	13,974

	Total carrying value at December 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$12,617	$12,617	$—	$—
Derivative assets	21,858	—	21,858	—
Derivative liabilities	35,995	—	35,995	—
Contingent consideration liabilities	36,633	—	—	36,633
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range (Weighted average)
Milestone-based payments
	Discounted cash flow	Discount rate	1.2% - 2.5% (1.9%)
		Projected year of payment	2021 - 2023
Revenue-based payments
	Discounted cash flow	Discount rate	1.3% - 10.0% (4.4%)
		Projected year of payment	2021 - 2029
The following table provides information regarding changes in the contingent consideration liabilities during the six months ended June 27, 2021:

Contingent consideration
Balance - December 31, 2020	$36,633
Payments (1)	(30,489)
Revaluations and other adjustments	7,848
Translation adjustments	(18)
Balance - June 27, 2021	$13,974
(1) Includes $17.4 million payment associated with a settlement reached with the shareholders from whom we acquired Essential Medical, Inc. See Note 13 for additional information related to the settlement.
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

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Basic	46,741	46,442	46,719	46,412
Dilutive effect of share-based awards	692	800	701	825
Diluted	47,433	47,242	47,420	47,237
The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share were 0.1 million for the three and six months ended June 27, 2021, and 0.2 million and 0.1 million for the three and six months ended June 28, 2020, respectively.
The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the six months ended June 27, 2021 and June 28, 2020:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2020	$(482)	$(150,257)	$(146,559)	$(297,298)
Other comprehensive (loss) income before reclassifications	(574)	9	(17,995)	(18,560)
Amounts reclassified from accumulated other comprehensive income	998	2,900	—	3,898
Net current-period other comprehensive income (loss)	424	2,909	(17,995)	(14,662)
Balance as of June 27, 2021	$(58)	$(147,348)	$(164,554)	$(311,960)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2019	$735	$(138,810)	$(206,317)	$(344,392)
Other comprehensive (loss) income before reclassifications	(4,189)	183	(545)	(4,551)
Amounts reclassified from accumulated other comprehensive loss	(723)	2,851	—	2,128
Net current-period other comprehensive (loss) income	(4,912)	3,034	(545)	(2,423)
Balance as of June 28, 2020	$(4,177)	$(135,776)	$(206,862)	$(346,815)
  The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the three and six months ended June 27, 2021 and June 28, 2020:

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Losses (gains) on foreign exchange contracts:
Cost of goods sold	$133	$(685)	$979	$(751)
Total before tax	133	(685)	979	(751)
Taxes	27	19	19	28
Net of tax	$160	$(666)	$998	$(723)
Amortization of pension and other postretirement benefit items (1):
Actuarial losses	$2,144	$1,850	$4,287	$3,702
Prior-service costs	(251)	8	(502)	16
Total before tax	1,893	1,858	3,785	3,718
Tax benefit	(443)	(433)	(885)	(867)
Net of tax	$1,450	$1,425	$2,900	$2,851
Total reclassifications, net of tax	$1,610	$759	$3,898	$2,128
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans.
Note 12 — Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Effective income tax rate	16.5%	50.9%	15.4%	13.8%
The effective income tax rates for the three and six months ended June 27, 2021 were 16.5% and 15.4%, respectively. The effective income tax rates for the three and six months ended June 27, 2021 and the three months ended June 28, 2020 reflect non-deductible contingent consideration expenses recognized in connection with an increase in the fair value of the contingent consideration liabilities. For the three and six months ended June 27, 2021 and June 28, 2020 we recognized a net tax benefit related to share-based compensation. In addition, the effective income tax rate for the three and six months ended June 28, 2020 reflects non-deductible termination benefits incurred in connection with the 2020 Restructuring program.

Note 13 — Commitments and contingent liabilities
Environmental: We are subject to contingencies as a result of environmental laws and regulations that in the future may require us to take further action to correct the effects on the environment of prior disposal practices or

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At June 27, 2021, we have recorded $1.6 million and $4.9 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of June 27, 2021. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.
Legal matters: We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of June 27, 2021, we have recorded accrued liabilities of $0.4 million in connection with such contingencies, representing our best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters.
As previously disclosed, in the first quarter of 2021, representatives of the selling shareholders from whom we acquired Essential Medical, Inc., filed suit on behalf of such shareholders in the Court of Chancery of the State of Delaware alleging, among other things, that we breached the merger agreement relating to the acquisition in connection with activities relating to the achievement of revenue-based milestone goals under the agreement. The suit sought money damages in the amount of $66.9 million, plus interest. During the second quarter of 2021, the parties entered into a settlement agreement, pursuant to which we paid $17.4 million to the selling shareholders, the selling shareholders released us from the claims asserted in the lawsuit as well as any remaining obligations to make milestone payments and any other obligations relating to the merger agreement, and the lawsuit was dismissed with prejudice. As a result, we have no further potential liability related to this matter.
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
Tax audits and examinations: We are routinely subject to tax examinations by various tax authorities. As of June 27, 2021, the most significant tax examinations in process were in Ireland and Germany. We may establish

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

reserves with respect to our uncertain tax positions, after we adjust the reserves to address developments with respect to our uncertain tax positions, including developments in these tax examinations. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.

Note 14 — Segment information
The following tables present our segment results for the three and six months ended June 27, 2021 and June 28, 2020:

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Americas	$414,785	$312,490	$790,278	$670,492
EMEA	157,129	131,643	298,382	287,767
Asia	80,603	67,069	144,293	120,198
OEM	60,956	55,832	114,445	119,219
Net revenues	$713,473	$567,034	$1,347,398	$1,197,676

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Americas	$105,379	$47,539	$188,981	$188,507
EMEA	23,301	14,923	46,296	35,342
Asia	23,188	13,626	38,104	23,858
OEM	15,262	12,244	27,824	27,343
Total segment operating profit (1)	167,130	88,332	301,205	275,050
Unallocated expenses (2)	(38,510)	(49,522)	(69,151)	(79,154)
Income from continuing operations before interest and taxes	$128,620	$38,810	$232,054	$195,896
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
Divestiture
On May 15, 2021, we entered into a definitive agreement to sell certain product lines within our global respiratory product portfolio (the "Divested respiratory business") to Medline Industries, Inc. (“Medline”) for consideration of $286.0 million, reduced by $12 million in working capital not transferring to Medline and is subject to customary post-close adjustments (the "Respiratory business divestiture").
On June 28, 2021, the first day of the third quarter of 2021, we completed the initial phase of the Respiratory business divestiture, pursuant to which we received cash proceeds of $259 million and we estimate that we will recognize a pre-tax gain on the sale of approximately $100 million. The second phase of the divestiture will occur once we transfer certain manufacturing assets to Medline. Our receipt of $15.0 million in additional cash proceeds is contingent upon the transfer of these manufacturing assets and is expected to occur prior to the end of 2023. We plan to recognize the contingent consideration, and any gain on sale resulting from the second phase of the divestiture, when it becomes realizable. In connection with the Respiratory business divestiture, we entered into several ancillary agreements with Medline to help facilitate the transfer of the business, which provide for transition support, quality, supply and manufacturing services.
Net sales attributable to our Divested respiratory business are included within each of our geographic segments and were $29.6 million and $60.7 million during the three and six months ended June 27, 2021, respectively, and $138.5 million during the year ended December 31, 2020.
COVID-19 pandemic
Beginning in the first half of 2020, the challenges arising from the COVID-19 pandemic have adversely impacted our financial results, mainly as a result of a decline in demand for certain of our products, and have had an effect on various aspects of our global operations as well as our employees, contractors, suppliers, customers, freight transport providers and other business partners. Our business has been impacted by travel restrictions, border closures and quarantines as they affect our various sites, including our 35 global manufacturing sites. We have also experienced inefficiencies in our manufacturing operations due to temporary or partial work stoppages as well as government-mandated and self-imposed restrictions placed on, and safety measures implemented at, our facilities globally. We continue to monitor the impacts to our operations. While we have not yet experienced significant disruptions in the global supply chain for our products that are in high demand, we have in some cases experienced lengthened delivery times, resulting in backorders for some of our products.
To date, our financial results were most severely impacted by the pandemic during the second quarter of 2020 due to reduced elective procedure volumes, partially offset by increased demand for products used in the treatment of patients with COVID-19. Since the second quarter of 2020, we have experienced varying levels of continuing recovery across our product lines and geographic segments from the challenges caused by the pandemic. We believe that the COVID-19 pandemic will continue to have an impact on our business, particularly in the near term, and that such impact would be most significant if the virus becomes more prevalent, if vaccine immunization rates do not increase, and if new strains of the virus continue to emerge. As a result of the dynamic nature of the crisis, we cannot accurately predict the extent or duration of the impacts of the pandemic.
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
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net revenues

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net revenues	$713.5	$567.0	$1,347.4	$1,197.7
Net revenues for the three months ended June 27, 2021 increased $146.5 million, or 25.8%, compared to the prior year period, which was primarily attributable to a $89.6 million increase in sales volume of existing products largely caused by the impact that the COVID-19 pandemic had on the prior year, $22.8 million of favorable fluctuations in foreign currency exchange rates, and to a lesser extent, net revenues generated by the Z-Medica acquisition.
Net revenues for the six months ended June 27, 2021 increased $149.7 million, or 12.5%, compared to the prior year period, which was primarily attributable to $43.1 million of favorable fluctuations in foreign currency exchange rates, a $42.9 million increase in sales volume of existing products largely caused by the impact that the COVID-19 pandemic had on the prior year and net revenues of $36.1 million generated by acquired businesses, primarily Z-Medica.
Gross profit

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Gross profit	$397.6	$278.4	$742.1	$612.0
Percentage of sales	55.7%	49.1%	55.1%	51.1%
Gross margin for the three months ended June 27, 2021 increased 660 basis points, or 13.4%, compared to the prior year period primarily due to higher sales volumes largely caused by the impact that the COVID-19 pandemic had on the prior year, benefits from cost improvement initiatives, favorable fluctuations in foreign currency exchange rates and favorable gross profit generated by Z-Medica. The increases in gross margin were partially offset by an increase in logistics and distribution costs.
Gross margin for the six months ended June 27, 2021 increased 400 basis points, or 7.8%, compared to the prior year period primarily due to higher sales volumes largely caused by the impact that the COVID-19 pandemic had on the prior year, benefits from cost improvement initiatives and to a lesser extent, price increases and favorable gross profit generated by acquisitions.

Selling, general and administrative

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Selling, general and administrative	$224.2	$191.2	$427.3	$339.0
Percentage of sales	31.4%	33.7%	31.7%	28.3%
Selling, general and administrative expenses for the three months ended June 27, 2021 increased $33.0 million compared to the prior year period. The increase was primarily attributable to higher selling and marketing expenses, largely within our interventional urology product portfolio, higher performance related employee-benefit expenses, unfavorable fluctuations in foreign currency exchange rates and operating expenses incurred by the Z-Medica acquisition. The increases in selling, general and administrative costs were partially offset by a decrease in contingent consideration expense resulting from changes in the estimated fair value of our contingent consideration liabilities.
Selling, general and administrative expenses for the six months ended June 27, 2021 increased $88.3 million compared to the prior year period. The increase was primarily attributable to the benefit recognized in the prior year resulting from decreases in the estimated fair value of our contingent consideration liabilities caused by the adverse impacts of the COVID-19 pandemic, higher performance related employee-benefit expenses, operating expenses incurred by acquired businesses, primarily Z-Medica, and unfavorable fluctuations in foreign currency exchange rates.
Research and development

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Research and development	$33.3	$29.4	$63.2	$56.8
Percentage of sales	4.7%	5.2%	4.7%	4.7%
The increase in research and development expenses for the three and six months ended June 27, 2021 compared to the prior year period was primarily attributable to European Union Medical Device Regulation ("EU MDR") related costs partially offset by lower project spend within certain of our product portfolios.
Restructuring and impairment charges
Respiratory divestiture plan
During the second quarter of 2021, in connection with the Respiratory business divestiture, we committed to a restructuring plan designed to separate the manufacturing operations that will be transferred to Medline from those that will remain with Teleflex, which includes related workforce reductions (the “Respiratory divestiture plan”). The plan includes expanding certain of our existing locations to accommodate the transfer of capacity from the sites that will be transferred to Medline and replicating the manufacturing processes at alternate existing locations. We expect this plan will be substantially completed by the end of 2023.
We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the Respiratory divestiture plan of $24 million to $30 million, of which we expect $6 million to $7 million to be incurred in 2021 and the balance to be incurred in 2022 and 2023. We estimate that substantially all of these charges will result in cash outlays, the majority of which will be made in 2022 and 2023. Additionally, we expect to incur $22 million to $28 million in aggregate capital expenditures under the plan, which are expected to be incurred mostly in 2022 and 2023.
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

Anticipated charges and pre-tax savings related to restructuring programs and other similar cost savings initiatives
In addition to the Respiratory divestiture plan, described in detail above, we have ongoing restructuring programs that include the consolidation of our manufacturing operations (referred to as our 2019, 2018 and 2014 Footprint realignment plans) and the 2021 Restructuring plan, which is also described above. We also have similar ongoing activities to relocate certain manufacturing operations within our OEM segment (the "OEM initiative") that do not meet the criteria for a restructuring program under applicable accounting guidance; nevertheless, the activities should result in cost savings (we expect only minimal costs to be incurred in connection with the OEM initiative). With respect to the restructuring programs and the OEM initiative, the table below summarizes charges incurred or estimated to be incurred and estimated annual pre-tax savings to be realized as follows: (1) with respect to charges (a) the estimated total charges that will have been incurred once the restructuring programs and OEM initiative are completed; (b) the charges incurred through December 31, 2020; and (c) the estimated charges to be incurred from January 1, 2021 through the last anticipated completion date of the restructuring programs and OEM initiative, and (2) with respect to estimated annual pre-tax savings, (a) the estimated total annual pre-tax savings to be realized once the restructuring programs and OEM initiative are completed; (b) the estimated annual pre-tax savings realized based on the progress of the restructuring programs and OEM initiative through December 31, 2020; and (c) the estimated additional annual pre-tax savings to be realized from January 1, 2021 through the last anticipated completion date of the restructuring programs and the OEM initiative.
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

	Ongoing restructuring programs and other similar cost savings initiatives
	Estimated Total	Actual results through December 31, 2020	Estimated Remaining
Restructuring charges - ongoing restructuring plans	$102 - $118	$89	$13 - $29
Restructuring charges - Respiratory divestiture plan	5 - 8	—	5 - 8
Total restructuring charges	107 - $126	$89	18 - 37
Restructuring related charges - ongoing restructuring plans	119 - 146	74	45 - 72
Restructuring related charges - Respiratory divestiture plan	19 - 22	—	19 - 22
Total restructuring related charges (1)	138 - 168	$74	64 - 94
Total charges	$245 - $294	$163	$82 - $131

OEM initiative annual pre-tax savings	$6 - $7	$2	$4 - $5
Pre-tax savings - ongoing restructuring plans (2)	81 - 94	32	49 - 62
Total annual pre-tax savings	$87 - $101	$34	$53 - $67

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
(2)Most of the pre-tax savings are expected to result in reductions to cost of goods sold.
Restructuring and impairment charges incurred

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Restructuring and impairment charges	$11.5	$19.0	$19.5	$20.4
Restructuring and impairment charges for the three and six months ended June 27, 2021 primarily consisted of impairment charges of $6.7 million related to our decision to abandon intellectual property and other assets, primarily associated with our respiratory product portfolio that was not transferred to Medline as part of the Respiratory business divestiture, and termination benefits related to the 2021 Restructuring plan and Respiratory divestiture plan.
Interest expense

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Interest expense	$16.2	$15.7	$33.0	$31.1
Average interest rate on debt	2.4%	2.3%	2.4%	2.5%
The increase in interest expense for the three and six months ended June 27, 2021 compared to the prior year periods was primarily due to an increase in average debt outstanding.
Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Effective income tax rate	16.5%	50.9%	15.4%	13.8%
The effective income tax rates for the three and six months ended June 27, 2021 and the three months ended June 28, 2020 reflect non-deductible contingent consideration expenses recognized in connection with an increase in the fair value of the contingent consideration liabilities. For the three and six months ended June 27, 2021 and June 28, 2020 we recognized a net tax benefit related to share-based compensation. In addition, the effective income tax rate for the three and six months ended June 28, 2020 reflects non-deductible termination benefits incurred in connection with the 2020 Restructuring program.
Segment Financial Information

Segment net revenues
	Three Months Ended			Six Months Ended
	June 27, 2021	June 28, 2020	% Increase/(Decrease)	June 27, 2021	June 28, 2020	% Increase/(Decrease)
Americas	$414.8	$312.5	32.7	$790.3	$670.5	17.9
EMEA	157.1	131.6	19.4	298.3	287.8	3.7
Asia	80.6	67.1	20.2	144.3	120.2	20.0
OEM	61.0	55.8	9.2	114.5	119.2	(4.0)
Segment net revenues	$713.5	$567.0	25.8	$1,347.4	$1,197.7	12.5

Segment operating profit
	Three Months Ended			Six Months Ended
	June 27, 2021	June 28, 2020	% Increase/(Decrease)	June 27, 2021	June 28, 2020	% Increase/(Decrease)
Americas	$105.4	$47.5	121.7	$189.0	$188.5	0.3
EMEA	23.3	14.9	56.1	46.3	35.3	31.0
Asia	23.2	13.6	70.2	38.1	23.9	59.7
OEM	15.2	12.3	24.6	27.8	27.4	1.8
Segment operating profit (1)	$167.1	$88.3	89.2	$301.2	$275.1	9.5
(1)See Note 14 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest and taxes.
Comparison of the three and six months ended June 27, 2021 and June 28, 2020
Americas
Americas net revenues for the three months ended June 27, 2021 increased $102.3 million, or 32.7%, compared to the prior year period, which was primarily attributable to a $73.0 million increase in sales volumes of existing products largely caused by the impact that the COVID-19 pandemic had on the prior year and net revenues of $14.5 million generated by the Z-Medica acquisition.
Americas net revenues for the six months ended June 27, 2021 increased $119.8 million, or 17.9%, compared to the prior year period, which was primarily attributable to a $70.0 million increase in sales volumes of existing products largely caused by the impact that the COVID-19 pandemic had on the prior year and net revenues of $29.2 million generated by the Z-Medica acquisition.
Americas operating profit for the three months ended June 27, 2021 increased $57.9 million, or 121.7%, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales and lower contingent consideration expense, partially offset by higher operating expenses, including expenses incurred to support higher sales, and expenses incurred by Z-Medica.
Americas operating profit for the six months ended June 27, 2021 increased $0.5 million, or 0.3%, compared to the prior year period, which was primarily attributable an increase in gross profit resulting from higher sales, partially offset by a benefit recognized in the prior year resulting from decreases in the estimated fair value of our contingent consideration liabilities caused by the adverse impacts of the COVID-19 pandemic, higher operating expenses, including expenses incurred to support higher sales, and expenses incurred by Z-Medica.
In July 2021, the Center for Medicare and Medicaid Services (CMS) published its proposed Physician Fee Schedule (PFS) and proposed Outpatient Prospective Payment System (OPPS) rates for calendar year 2022. The proposed rules, among other things, provide for updates with respect to the rates used to determine the reimbursement amounts received by healthcare providers across a broad range of healthcare procedures, including our UroLift System procedure. Specifically, for UroLift procedures performed in a physician office setting, the reimbursement rates outlined in the proposed PFS are 19-21% lower as compared to 2021, while the proposed reimbursement rates outlined in the OPPS for UroLift procedures performed in the hospital outpatient or ambulatory surgical center setting are 3% higher as compared to 2021. During the 60-day public comment period for the proposed rules, we plan to engage with industry associations and other key stakeholders to reiterate the benefits of the UroLift System and the importance of compensating physicians appropriately for performing procedures such as UroLift in lower cost settings, such as the physician’s office, and to advocate for reimbursement rates higher than what has been proposed. We anticipate the final rules to be published during the fourth quarter of 2021. In the event the proposed reimbursement rates for the UroLift procedure are adopted in the final rules, we may experience an adverse effect on sales of our UroLift System to urologists performing the procedure in the office setting. From the beginning of 2016 through June of 2021, approximately two-thirds of Urolift procedures have been performed in a hospital outpatient or ambulatory surgical center setting with the remainder being performed in a physician office setting.
EMEA
EMEA net revenues for the three months ended June 27, 2021 increased $25.5 million, or 19.4%, compared to the prior year period, which was primarily attributable to $13.3 million of favorable fluctuations in foreign currency exchange rates and a $10.4 million increase in sales volumes of existing products largely caused by the impact that the COVID-19 pandemic had on the prior year.
EMEA net revenues for the six months ended June 27, 2021 increased $10.5 million, or 3.7%, compared to the prior year period, which was primarily attributable to $27.1 million of favorable fluctuations in foreign currency exchange rates, partially offset by a $20.0 million decrease in sales volumes of existing products largely caused by the COVID-19 pandemic.
EMEA operating profit for the three months ended June 27, 2021 increased $8.4 million, or 56.1%, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales and favorable fluctuations in foreign currency chance rates, partially offset by an increase in EU MDR costs within research and development.
EMEA operating profit for the six months ended June 27, 2021 increased $11.0 million, or 31.0%, compared to the prior year period, which was primarily attributable to favorable fluctuations in foreign currency chance rates and lower operating expenses, partially offset by an increase in EU MDR costs within research and development.
Asia
Asia net revenues for the three months ended June 27, 2021 increased $13.5 million, or 20.2%, compared to the prior year period, which was primarily attributable to $6.0 million of favorable fluctuations in foreign currency exchange rates, a $3.6 million increase in sales volumes of existing products largely caused by the impact that the COVID-19 pandemic had on the prior year and a $2.5 million increase in new product sales.
Asia net revenues for the six months ended June 27, 2021 increased $24.1 million, or 20.0%, compared to the prior year period, which was primarily attributable to $10.7 million of favorable fluctuations in foreign currency exchange rates, a $5.7 million increase in sales volumes of existing products largely caused by the impact that the COVID-19 pandemic had on the prior year and a $4.8 million increase in new product sales.
Asia operating profit for the three and six months ended June 27, 2021 increased $9.6 million, or 70.2%, and $14.2 million, or 59.7%, respectively compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales and favorable fluctuations in foreign currency exchange rates.
OEM
OEM net revenues for the three months ended June 27, 2021 increased $5.2 million, or 9.2%, compared to the prior year period, which was primarily attributable to a $2.7 million increase in sales volumes of existing products largely caused by the impact that the COVID-19 pandemic had on the prior year, a $1.5 million increase in new product sales and favorable fluctuations in foreign currency exchange rates.
OEM net revenues for the six months ended June 27, 2021 decreased $4.7 million, or 4.0%, compared to the prior year period, which was primarily attributable to a net $12.8 million decrease in sales volumes of existing products largely caused by impact of the COVID-19 pandemic, partially offset by net revenues of $4.0 million generated by the HPC acquisition and $2.3 million of favorable fluctuations in foreign currency exchange rates.
OEM operating profit for the three months ended June 27, 2021 increased $2.9 million, or 24.6%, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales.
OEM operating profit for the six months ended June 27, 2021 increased $0.4 million or 1.8%. compared to the prior year period, which was primarily attributable to HPC acquisition costs incurred in the prior period partially offset by a decrease in gross profit resulting from lower sales.

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
In consideration of the ongoing COVID-19 pandemic, we are closely monitoring our receivables and payables. To date, we have not experienced significant payment defaults by, or identified other collectability concerns with, our customers, and we have sufficient lending commitments in place to enable us to fund our anticipated additional operating needs.
Cash Flows
Net cash provided by operating activities from continuing operations was $265.1 million for the six months ended June 27, 2021 as compared to net cash provided by operating activities of $134.0 million for the six months ended June 28, 2020. The $131.1 million increase was primarily attributable to favorable operating results, lower contingent consideration payments and lower payroll and benefit related payments, partially offset by unfavorable changes in working capital and higher tax payments. The unfavorable impact from changes in working capital was primarily due to a net increase in accounts receivable resulting from higher sales.
Net cash used in investing activities from continuing operations was $31.8 million for the six months ended June 27, 2021, which primarily consisted of capital expenditures of $36.7 million and net interest proceeds on swaps designated as net investment hedges of $9.3 million.
Net cash used in financing activities from continuing operations was $240.7 million for the six months ended June 27, 2021, which primarily consisted of a reduction in borrowings of $175.0 million, resulting from the redemption of $400 million of 4.875% Senior Notes due 2026 (the “2026 Notes”) partially offset by draws on our senior credit facility, dividend payments of $31.8 million and contingent consideration payments of $30.5 million.
Borrowings
On July 6, 2021, which was subsequent to the end of our second quarter of 2021, we repaid $259 million of borrowings under our revolving credit facility using funds primarily consisting of proceeds we received from the initial close of the Respiratory business divestiture.
On April 29, 2021, we issued a notice of redemption to holders of our outstanding $400 million aggregate principal amount of the 2026 Notes. Pursuant to the notice of redemption, the 2026 Notes were redeemed on June 1, 2021 (the “Redemption Date”) at a redemption price equal to 102.438% of the principal amount of the 2026 Notes plus accrued and unpaid interest up to, but not including, the Redemption Date (the “Redemption Price”). We recognized a loss on extinguishment of debt of $13.0 million as a result of the redemption of the 2026 Notes.
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
As of June 27, 2021, we were in compliance with these requirements. The obligations under the Credit Agreement, the 2027 Notes and 2028 Notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the Credit Agreement are (subject to certain exceptions and limitations) secured by a lien on substantially all of the assets owned by us and each guarantor.
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

June 27, 2021 and December 31, 2020 and for the six months ended June 27, 2021 is as follows:

	Six Months Ended
	June 27, 2021
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Net revenue	$937.7	$97.8	$839.9
Cost of goods sold	506.0	179.4	326.6
Gross profit	431.7	(81.6)	513.3
Income from continuing operations	82.5	(19.1)	101.6
Net income	82.4	(19.1)	101.5

	June 27, 2021			December 31, 2020
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Total current assets	$856.9	$67.9	$789.0	$806.9	$49.1	$757.8
Total assets	5,709.9	1,348.6	4,361.3	5,867.2	1,491.4	4,375.8
Total current liabilities	768.5	526.4	242.1	796.7	541.3	255.4
Total liabilities	3,980.5	861.9	3,118.6	4,206.0	849.6	3,356.4
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of June 27, 2021 and December 31, 2020, we have accrued liabilities of approximately $0.4 million and $0.3 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that the outcome of any outstanding lawsuits or claims is likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors
See the information set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in risk factors for the quarter ended June 27, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.		Description

31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
32.1	—	Certification of Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	—	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 27, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Cover Page; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 27, 2021 and June 28, 2020; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 27, 2021 and June 28, 2020; (iv) the Condensed Consolidated Balance Sheets as of June 27, 2021 and December 31, 2020; (v) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 27, 2021 and June 28, 2020; (vi) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 27, 2021 and June 28, 2020; and (vii) Notes to Condensed Consolidated Financial Statements.
104.1	—	The cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2021, formatted in inline XBRL (included in Exhibit 101.1).

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
Dated: July 29, 2021