Form 10-Q
period 2021-09-26
TELEFLEX INC
filed 2021-10-28
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The registrant had 46,844,950 shares of common stock, par value $1.00 per share, outstanding as of October 26, 2021.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 26, 2021

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
	(Dollars and shares in thousands, except per share)
Net revenues	$700,251	$628,301	$2,047,649	$1,825,977
Cost of goods sold	312,464	298,977	917,779	884,657
Gross profit	387,787	329,324	1,129,870	941,320
Selling, general and administrative expenses	205,194	171,673	632,501	510,662
Research and development expenses	31,816	29,218	95,046	85,978
Restructuring and impairment charges (credits)	959	(3,659)	20,451	16,692
Gain on sale of business	(91,157)	—	(91,157)	—
Income from continuing operations before interest and taxes	240,975	132,092	473,029	327,988
Interest expense	11,989	16,652	44,958	47,773
Interest income	(215)	(214)	(1,106)	(956)
Loss on extinguishment of debt	—	—	12,986	—
Income from continuing operations before taxes	229,201	115,654	416,191	281,171
Taxes (benefits) on income from continuing operations	29,695	(951)	58,535	21,971
Income from continuing operations	199,506	116,605	357,656	259,200
Operating loss from discontinued operations	(423)	(29)	(470)	(11)
Tax benefit on operating loss from discontinued operations	(98)	(11)	(109)	(4)
Loss from discontinued operations	(325)	(18)	(361)	(7)
Net income	$199,181	$116,587	$357,295	$259,193
Earnings per share:
Basic:
Income from continuing operations	$4.26	$2.51	$7.66	$5.58
Loss from discontinued operations	—	—	(0.02)	—
Net income	$4.26	$2.51	$7.64	$5.58
Diluted:
Income from continuing operations	$4.20	$2.46	$7.54	$5.48
Loss from discontinued operations	—	—	(0.01)	—
Net income	$4.20	$2.46	$7.53	$5.48
Weighted average common shares outstanding
Basic	46,810	46,530	46,749	46,451
Diluted	47,452	47,333	47,431	47,269
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
	(Dollars in thousands)
Net income	$199,181	$116,587	$357,295	$259,193
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $(1,464), $6,957, $(1,060), and $1,671 for the three and nine months periods, respectively	(15,312)	20,632	(33,307)	20,087
Pension and other postretirement benefit plans adjustment, net of tax of $(522), $(303), $(1,425), and $(1,229) for the three and nine months periods, respectively	1,668	1,037	4,577	4,071
Derivatives qualifying as hedges, net of tax of $(117), $(184), $(45), and $252 for the three and nine months periods, respectively	662	1,454	1,086	(3,458)
Other comprehensive (loss) income, net of tax:	(12,982)	23,123	(27,644)	20,700
Comprehensive income	$186,199	$139,710	$329,651	$279,893
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 26, 2021	December 31, 2020
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$481,167	$375,880
Accounts receivable, net	399,744	395,071
Inventories	484,345	513,196
Prepaid expenses and other current assets	123,776	115,436
Prepaid taxes	52,805	22,842
Total current assets	1,541,837	1,422,425
Property, plant and equipment, net	446,318	473,912
Operating lease assets	129,998	100,635
Goodwill	2,522,950	2,585,966
Intangible assets, net	2,337,249	2,519,746
Deferred tax assets	8,425	8,073
Other assets	53,185	41,802
Total assets	$7,039,962	$7,152,559
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$101,250	$100,500
Accounts payable	104,139	102,520
Accrued expenses	127,116	136,276
Payroll and benefit-related liabilities	133,523	122,366
Accrued interest	15,757	7,135
Income taxes payable	17,185	17,361
Other current liabilities	63,240	53,869
Total current liabilities	562,210	540,027
Long-term borrowings	1,948,666	2,377,888
Deferred tax liabilities	479,105	484,678
Pension and postretirement benefit liabilities	49,843	74,499
Noncurrent liability for uncertain tax positions	10,078	10,127
Noncurrent operating lease liabilities	114,777	86,097
Other liabilities	217,411	242,786
Total liabilities	3,382,090	3,816,102
Commitments and contingencies
Total shareholders' equity	3,657,872	3,336,457
Total liabilities and shareholders' equity	$7,039,962	$7,152,559
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 26, 2021	September 27, 2020
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$357,295	$259,193
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	361	7
Depreciation expense	53,846	51,329
Intangible asset amortization expense	124,832	118,649
Deferred financing costs and debt discount amortization expense	3,438	3,191
Loss on extinguishment of debt	12,986	—
Fair value step up of acquired inventory sold	3,993	1,707
Changes in contingent consideration	12,728	(54,585)
Impairment of long-lived assets	6,739	—
Stock-based compensation	17,065	14,759
Gain on sale of business	(91,157)	—
Deferred income taxes, net	(67)	2,600
Payments for contingent consideration	(170)	(79,771)
Interest benefit on swaps designated as net investment hedges	(13,882)	(14,488)
Other	(26,113)	(15,703)
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(13,829)	35,546
Inventories	(10,951)	(38,096)
Prepaid expenses and other assets	(31,223)	9,393
Accounts payable, accrued expenses and other liabilities	84,179	(4,243)
Income taxes receivable and payable, net	(39,610)	(48,000)
Net cash provided by operating activities from continuing operations	450,460	241,488
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(52,090)	(62,369)
Proceeds from sale of business and assets	225,900	400
Payments for businesses and intangibles acquired, net of cash acquired	(4,254)	(266,843)
Net interest proceeds on swaps designated as net investment hedges	9,288	9,986
Proceeds from sales of investments	7,300	—
Purchase of investments	(18,418)	—
Net cash provided by (used in) investing activities from continuing operations	167,726	(318,826)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	400,000	1,013,807
Reduction in borrowings	(834,000)	(788,807)
Debt extinguishment, issuance and amendment fees	(9,774)	(8,440)
Net proceeds from share based compensation plans and the related tax impacts	11,366	11,177
Payments for contingent consideration	(31,388)	(64,135)
Dividends paid	(47,716)	(47,384)
Proceeds from sale of treasury stock	11,097	—
Net cash (used in) provided by financing activities from continuing operations	(500,415)	116,218
Cash flows from discontinued operations:
Net cash used in operating activities	(519)	(540)
Net cash used in discontinued operations	(519)	(540)
Effect of exchange rate changes on cash and cash equivalents	(11,965)	8,057
Net increase in cash and cash equivalents	105,287	46,397
Cash and cash equivalents at the beginning of the period	375,880	301,083
Cash and cash equivalents at the end of the period	$481,167	$347,480
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2020	47,812	$47,812	$652,305	$3,096,228	$(297,298)	1,132	$(162,590)	$3,336,457
Net income				74,866				74,866
Cash dividends ($0.34 per share)				(15,893)				(15,893)
Other comprehensive loss					(22,437)			(22,437)
Shares issued under compensation plans	18	18	1,993			(28)	99	2,110
Deferred compensation			447			(4)	241	688
Balance at March 28, 2021	47,830	47,830	654,745	3,155,201	(319,735)	1,100	(162,250)	3,375,791
Net income				83,248				83,248
Cash dividends ($0.34 per share)				(15,900)				(15,900)
Other comprehensive income					7,775			7,775
Shares issued under compensation plans	52	52	15,132			(1)	16	15,200
Deferred compensation			—			—	(12)	(12)
Balance at June 27, 2021	47,882	$47,882	$669,877	$3,222,549	$(311,960)	1,099	$(162,246)	$3,466,102
Net income				199,181				199,181
Cash dividends ($0.34 per share)				(15,923)				(15,923)
Other comprehensive loss					(12,982)			(12,982)
Shares issued under compensation plans	33	33	10,374			—	(10)	10,397
Treasury stock reissued			6,349			(28)	4,748	11,097
Balance at September 26, 2021	47,915	$47,915	$686,600	$3,405,807	$(324,942)	1,071	$(157,508)	$3,657,872

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2019	47,536	$47,536	$616,980	$2,824,916	$(344,392)	1,182	$(165,720)	$2,979,320
Cumulative effect adjustment resulting from the adoption of new accounting standards				(791)				(791)
Net income				131,150				131,150
Cash dividends ($0.34 per share)				(15,767)				(15,767)
Other comprehensive loss					(20,327)			(20,327)
Shares issued under compensation plans	24	24	(3,074)			(37)	1,748	(1,302)
Deferred compensation			383			(5)	358	741
Balance at March 29, 2020	47,560	47,560	614,289	2,939,508	(364,719)	1,140	(163,614)	3,073,024
Net income				11,456				11,456
Cash dividends ($0.34 per share)				(15,791)				(15,791)
Other comprehensive income					17,904			17,904
Shares issued under compensation plans	35	35	10,516			(3)	175	10,726
Deferred compensation			—			(1)	83	83
Balance as of June 28, 2020	47,595	47,595	624,805	2,935,173	(346,815)	1,136	(163,356)	3,097,402
Net income				116,587				116,587
Cash dividends ($0.34 per share)				(15,826)				(15,826)
Other comprehensive income					23,123			23,123
Shares issued under compensation plans	102	102	14,671			(1)	13	14,786
Deferred compensation			(228)			—	359	131
Balance at September 27, 2020	47,697	$47,697	$639,248	$3,035,934	$(323,692)	1,135	$(162,984)	$3,236,203

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
Note 3 — Net revenues
We primarily generate revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when our products are shipped from the manufacturing or distribution facility. For our Original Equipment and Development Services ("OEM") segment, most revenue is recognized over time because the OEM segment generates revenue from the sale of custom products that have no alternative use and we have an enforceable right to payment to the extent that performance has been completed. We market and sell products through our direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers, which constituted 89%, 9% and 2% of consolidated net revenues, respectively, for the nine months ended September 26, 2021. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. With respect to the custom products sold in the OEM segment, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table disaggregates revenue by global product category for the three and nine months ended September 26, 2021 and September 27, 2020.

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Vascular access	$175,476	$160,052	$507,188	$475,252
Anesthesia	97,074	75,647	277,357	216,204
Interventional	104,304	93,187	312,559	275,704
Surgical	92,831	82,223	271,402	224,928
Interventional urology	83,107	81,773	248,714	196,114
OEM	64,083	49,399	178,528	168,618
Other (1)	83,376	86,020	251,901	269,157
Net revenues (2)	$700,251	$628,301	$2,047,649	$1,825,977
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
Divestiture
On May 15, 2021, we entered into a definitive agreement to sell certain product lines within our global respiratory product portfolio (the "Divested respiratory business") to Medline Industries, Inc. (“Medline”) for consideration of $286.0 million, reduced by $12 million in working capital not transferring to Medline, which is subject to customary post close adjustments (the "Respiratory business divestiture"). In connection with the Respiratory business divestiture, we also entered into several ancillary agreements with Medline to help facilitate the transfer of the business, which provide for transition support, quality, supply and manufacturing services, including a manufacturing and supply transition agreement (the "MSTA").
On June 28, 2021, the first day of the third quarter of 2021, we completed the initial phase of the Respiratory business divestiture, pursuant to which we received cash proceeds of $259 million. We attributed $33.8 million of the proceeds to our performance obligations pursuant to the MSTA. The resulting liability was measured as the excess of the estimated fair value of the services to be performed over the estimated proceeds we expect to receive over the MSTA term. It was recorded within Other current liabilities and Other liabilities in the condensed consolidated balance sheet and the related proceeds will be recognized in net revenues as the services are performed.
The second phase of the Respiratory business divestiture will occur once we transfer certain additional manufacturing assets to Medline. Our receipt of $15.0 million in additional cash proceeds is contingent upon the transfer of these manufacturing assets and is expected to occur prior to the end of 2023. We plan to recognize the contingent consideration, and any gain on sale resulting from the second phase of the divestiture, when it becomes realizable.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following assets and liabilities were sold as part of the initial phase of the Respiratory business divestiture:

Assets
Inventories	$26,830
Current assets	26,830
Property, plant and equipment, net	17,006
Intangible assets, net	41,583
Goodwill	35,745
Operating lease assets	1,053
Other assets	94
Noncurrent assets	95,481
Total assets	$122,311
Liabilities
Other current liabilities	$535
Noncurrent operating lease liabilities	568
Liabilities	$1,103
Net revenues attributable to our Divested respiratory business recognized prior to the Respiratory business divestiture are included within each of our geographic segments and were $60.7 million during the nine months ended September 26, 2021, and $29.8 million and $102.5 million for the three and nine months ended September 27, 2020, respectively. For the three and nine months ended September 27, 2021, we recognized $27.9 million in net revenues attributed to services provided to Medline in accordance with the MSTA, which are presented within our Americas reporting segment.
Note 5 — Restructuring and impairment charges
Respiratory divestiture plan
During the second quarter of 2021, in connection with the Respiratory business divestiture described in Note 4, we committed to a restructuring plan designed to separate the manufacturing operations to be transferred to Medline from those that will remain with Teleflex, which includes related workforce reductions (the “Respiratory divestiture plan”). The plan includes expanding certain of our existing locations to accommodate the transfer of capacity from the sites being transferred to Medline and replicating the manufacturing processes at alternate existing locations. We expect this plan will be substantially completed by the end of 2023. The following table provides a summary of our cost estimates by major type of expense associated with the Respiratory divestiture plan:

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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We expect substantially all of the restructuring and restructuring related charges will result in future cash outlays, the majority of which will be made in 2022 and 2023. Additionally, we expect to incur $22 million to $28 million in aggregate capital expenditures under the plan, which are expected to be incurred mostly in 2022 and 2023. As of September 26, 2021, we had a restructuring reserve of $2.6 million related to this plan, all of which related to termination benefits.
2021 Restructuring plan
During the first quarter of 2021, we committed to a restructuring plan designed to streamline various business functions across our segments. We estimate that we will incur aggregate pre-tax restructuring charges of $7 million to $9 million, consisting primarily of termination benefits. In addition, we expect to incur $3 million to $4 million in restructuring related charges, most of which are expected to be recognized in cost of goods sold. We expect this plan will be substantially completed by the end of 2021. As of September 26, 2021, we had a restructuring reserve of $4.1 million related to this plan, all of which related to termination benefits.
Footprint realignment plans
We have ongoing restructuring programs related to the relocation of manufacturing operations to existing lower-cost locations and related workforce reductions (referred to as the 2019, 2018 and 2014 Footprint realignment plans). The following tables provide a summary of our cost estimates and other information associated with these ongoing Footprint realignment plans:

	2019 Footprint realignment plan	2018 Footprint realignment plan	2014 Footprint realignment plan
Program expense estimates:	(Dollars in millions)
Termination benefits	$14 to $16	$60 to $70	$13 to $13
Other costs (1)	2 to 2	3 to 4	1 to 2
Restructuring charges	16 to 18	63 to 74	14 to 15
Restructuring related charges (2)	38 to 43	40 to 59	38 to 40
Total restructuring and restructuring related charges	$54 to $61	$103 to $133	$52 to $55
Other program estimates:
Expected cash outlays	$48 to $55	$99 to $127	$42 to $46
Expected capital expenditures	$28 to $33	$16 to $17	$26 to $27
Other program information:
Period initiated	February 2019	May 2018	April 2014
Estimated period of substantial completion	2022	2022	2022
Aggregate restructuring charges	$15.6	$62.1	$13.8
Restructuring reserve:
Balance as of September 26, 2021	$4.0	$45.7	$3.0
Restructuring related charges incurred:
Three Months Ended September 26, 2021	$3.2	$2.2	$0.4
Nine Months Ended September 26, 2021	$10.7	$6.5	$2.1
Aggregate restructuring related charges	$31.8	$23.2	$38.1
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Restructuring and impairment charges recognized for the three and nine months ended September 26, 2021 and September 27, 2020 consisted of the following:

Three Months Ended September 26, 2021
	Termination benefits	Other costs (1)	Total
Respiratory divestiture plan	$126	$(1)	$125
2021 Restructuring plan	226	42	268
2019 Footprint realignment plan	9	86	95
2018 Footprint realignment plan	191	10	201
Other restructuring programs (2)	60	210	270
Restructuring charges	$612	$347	$959

Three Months Ended September 27, 2020
	Termination benefits	Other costs (1)	Total
2020 Workforce reduction plan	$(471)	$255	$(216)
2019 Footprint realignment plan	(785)	368	(417)
2018 Footprint realignment plan	(3,006)	83	(2,923)
Other restructuring programs	(151)	48	(103)
Restructuring charges	$(4,413)	$754	$(3,659)

Nine Months Ended September 26, 2021
	Termination benefits	Other costs (1)	Total
Respiratory divestiture plan	$2,666	$—	$2,666
2021 Restructuring plan	7,115	65	7,180
2019 Footprint realignment plan	49	282	331
2018 Footprint realignment plan	1,917	147	2,064
Other restructuring programs (2)	(110)	1,581	1,471
Restructuring charges	11,637	2,075	13,712
Asset impairment charges	—	6,739	6,739
Restructuring and impairment charges	$11,637	$8,814	$20,451

Nine Months Ended September 27, 2020
	Termination benefits	Other costs (1)	Total
2020 Workforce reduction plan	$10,093	$255	$10,348
2019 Footprint realignment plan	367	459	826
2018 Footprint realignment plan	4,853	216	5,069
Other restructuring programs	(89)	538	449
Restructuring charges	$15,224	$1,468	$16,692
(1) Other costs include facility closure, contract termination and other exit costs.
(2) Includes the 2020 Workforce reduction plan, the program initiated during third quarter of 2019 and the 2014 Footprint realignment plan.
Impairment Charges
During the second quarter of 2021, we recorded impairment charges of $6.7 million related to our decision to abandon intellectual property and other assets primarily associated with our respiratory product portfolio that was not transferred to Medline as part of the Respiratory business divestiture described in Note 4.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 6 — Inventories
Inventories as of September 26, 2021 and December 31, 2020 consisted of the following:

	September 26, 2021	December 31, 2020
Raw materials	$135,293	$132,370
Work-in-process	81,177	75,874
Finished goods	267,875	304,952
Inventories	$484,345	$513,196

Note 7 — Goodwill and other intangible assets
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 26, 2021:

	Americas	EMEA	Asia	OEM	Total
December 31, 2020	$1,700,282	$536,228	$237,446	$112,010	$2,585,966
Goodwill disposed	(21,802)	(7,537)	(6,406)	—	(35,745)
Goodwill related to acquisitions	(2,716)	(405)	(284)	—	(3,405)
Currency translation adjustment	1,044	(19,197)	(5,713)	—	(23,866)
September 26, 2021	$1,676,808	$509,089	$225,043	$112,010	$2,522,950
The gross carrying amount of, and accumulated amortization relating to, intangible assets as of September 26, 2021 and December 31, 2020 were as follows:

	Gross Carrying Amount		Accumulated Amortization
	September 26, 2021	December 31, 2020	September 26, 2021	December 31, 2020
Customer relationships	$1,333,471	$1,377,943	$(428,072)	$(425,692)
In-process research and development	28,797	29,627	—	—
Intellectual property	1,442,851	1,458,924	(540,472)	(479,612)
Distribution rights	23,622	23,866	(20,621)	(20,280)
Trade names	553,387	619,847	(56,462)	(65,955)
Non-compete agreements	23,571	24,592	(22,823)	(23,514)
	$3,405,699	$3,534,799	$(1,068,450)	$(1,015,053)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 8 — Borrowings
Our borrowings at September 26, 2021 and December 31, 2020 were as follows:

	September 26, 2021	December 31, 2020
Senior Credit Facility:
Revolving credit facility, at a rate of 1.46% at September 26, 2021, due 2024	$341,500	$350,000
Term loan facility, at a rate of 1.46% at September 26, 2021, due 2024	647,500	673,000
4.875% Senior Notes due 2026	—	400,000
4.625% Senior Notes due 2027	500,000	500,000
4.25% Senior Notes due 2028	500,000	500,000
Securitization program, at a rate of 0.84% at September 26, 2021	75,000	75,000
	2,064,000	2,498,000
Less: Unamortized debt issuance costs	(14,084)	(19,612)
	2,049,916	2,478,388
Current borrowings	(101,250)	(100,500)
Long-term borrowings	$1,948,666	$2,377,888
Redemption of 4.875% Senior Notes due 2026
On April 29, 2021, we issued a notice of redemption to holders of our outstanding $400 million aggregate principal amount of 4.875% Senior Notes due 2026 (the “2026 Notes”). Pursuant to the notice of redemption, the 2026 Notes were redeemed on June 1, 2021 (the “Redemption Date”) using borrowings under the revolving credit facility and cash on hand at a redemption price equal to 102.438% of the principal amount of the 2026 Notes plus accrued and unpaid interest up to, but not including, the Redemption Date (the “Redemption Price”). We recognized a loss on extinguishment of debt of $13.0 million as a result of the redemption of the 2026 Notes.
Repayment of revolving credit facility due 2024
During the third quarter of 2021, we repaid $259 million in borrowings under our revolving credit facility using funds primarily consisting of proceeds we received from the initial close of the Respiratory business divestiture described in Note 4.

Note 9 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We enter into the non-designated foreign currency forward contracts for periods consistent with our currency translation exposures, which generally approximate one month. For the three and nine months ended September 26, 2021 we recognized losses of $2.7 million and $5.2 million, respectively, related to non-designated foreign currency forward contracts. For the three and nine months ended September 27, 2020 we recognized losses of $0.9 million and $0.1 million, respectively, related to non-designated foreign currency forward contracts.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of September 26, 2021 and December 31, 2020 was $148.4 million and $129.5 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of September 26, 2021 and December 31, 2020 was $174.4 million and $163.5 million, respectively. All open foreign currency forward contracts as of September 26, 2021 have durations of 12 months or less.

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
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI"). The following table summarizes the foreign exchange gains and losses recognized within AOCI and the interest benefit recognized within interest expense related to cross currency swap for the three and nine months ended September 26, 2021 and September 27, 2020:

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Foreign exchange gains (losses)	$8,873	$(23,172)	$19,360	$(5,565)
Interest benefit	4,756	4,684	13,882	14,488
Balance sheet presentation
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative financial instruments as of September 26, 2021 and December 31, 2020:

	September 26, 2021	December 31, 2020
Asset derivatives:
Designated foreign currency forward contracts	$1,151	$1,691
Non-designated foreign currency forward contracts	60	61
Cross-currency interest rate swaps	25,684	20,106
Prepaid expenses and other current assets	26,895	21,858
Total asset derivatives	$26,895	$21,858
Liability derivatives:
Designated foreign currency forward contracts	$687	$1,504
Non-designated foreign currency forward contracts	286	366
Other current liabilities	973	1,870
Cross-currency interest rate swaps	9,946	34,125
Other liabilities	9,946	34,125
Total liability derivatives	$10,919	$35,995
See Note 11 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

There was no ineffectiveness related to our cash flow hedges during the three and nine months ended September 26, 2021 and September 27, 2020.
Trade receivables
The allowance for credit losses as of September 26, 2021 and December 31, 2020 was $11.5 million and $12.9 million, respectively. The current portion of the allowance for credit losses, which was $6.6 million and $8.1 million as of September 26, 2021 and December 31, 2020, respectively, was recognized as a reduction of accounts receivable, net.
Note 10 — Fair value measurement
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of September 26, 2021 and December 31, 2020:

	Total carrying value at September 26, 2021	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$18,467	$18,467	$—	$—
Derivative assets	26,895	—	26,895	—
Derivative liabilities	10,919	—	10,919	—
Contingent consideration liabilities	14,180	—	—	14,180

	Total carrying value at December 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$12,617	$12,617	$—	$—
Derivative assets	21,858	—	21,858	—
Derivative liabilities	35,995	—	35,995	—
Contingent consideration liabilities	36,633	—	—	36,633
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

Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range (Weighted average)
Milestone-based payments
	Discounted cash flow	Discount rate	1.5% - 1.8% (1.7%)
		Projected year of payment	2022 - 2023
Revenue-based payments
	Discounted cash flow	Discount rate	1.8% - 10.0% (4.7%)
		Projected year of payment	2021 - 2029
The following table provides information regarding changes in the contingent consideration liabilities during the nine months ended September 26, 2021:

Contingent consideration
Balance - December 31, 2020	$36,633
Payments (1)	(31,558)
Revaluations and other adjustments	9,148
Translation adjustments	(43)
Balance - September 26, 2021	$14,180
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

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Basic	46,810	46,530	46,749	46,451
Dilutive effect of share-based awards	642	803	682	818
Diluted	47,452	47,333	47,431	47,269
The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share were 0.1 million for the three and nine months ended September 26, 2021 and September 27, 2020, respectively.
The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 26, 2021 and September 27, 2020:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2020	$(482)	$(150,257)	$(146,559)	$(297,298)
Other comprehensive income (loss) before reclassifications	(77)	245	(33,307)	(33,139)
Amounts reclassified from accumulated other comprehensive income	1,163	4,332	—	5,495
Net current-period other comprehensive income (loss)	1,086	4,577	(33,307)	(27,644)
Balance as of September 26, 2021	$604	$(145,680)	$(179,866)	$(324,942)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2019	$735	$(138,810)	$(206,317)	$(344,392)
Other comprehensive (loss) income before reclassifications	(4,479)	(109)	20,087	15,499
Amounts reclassified from accumulated other comprehensive loss	1,021	4,180	—	5,201
Net current-period other comprehensive (loss) income	(3,458)	4,071	20,087	20,700
Balance as of September 27, 2020	$(2,723)	$(134,739)	$(186,230)	$(323,692)
The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the three and nine months ended September 26, 2021 and September 27, 2020:

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Losses (gains) on foreign exchange contracts:
Cost of goods sold	$164	$1,899	$1,143	$1,148
Total before tax	164	1,899	1,143	1,148
Taxes (benefit)	1	(155)	20	(127)
Net of tax	$165	$1,744	$1,163	$1,021
Amortization of pension and other postretirement benefit items (1):
Actuarial losses	$2,121	$1,731	$6,408	$5,433
Prior-service costs	(251)	9	(753)	25
Total before tax	1,870	1,740	5,655	5,458
Tax benefit	(438)	(411)	(1,323)	(1,278)
Net of tax	$1,432	$1,329	$4,332	$4,180
Total reclassifications, net of tax	$1,597	$3,073	$5,495	$5,201
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans.
Note 12 — Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Effective income tax rate	13.0%	(0.8)%	14.1%	7.8%
The effective income tax rates for the three and nine months ended September 26, 2021 were 13.0% and 14.1%, respectively. The effective income tax rates for the three and nine months ended September 26, 2021 reflect tax expense associated with the Respiratory business divestiture. The effective income tax rates for the three and nine months ended September 27, 2020 reflect non taxable charges related to a decrease in the fair value of the NeoTract and Essential Medical contingent consideration liabilities and significant net tax benefit related to share-based compensation.

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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At September 26, 2021, we have recorded $1.6 million and $5.2 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of September 26, 2021. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.
Legal matters: We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of September 26, 2021, we have recorded accrued liabilities of $0.7 million in connection with such contingencies, representing our best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters.
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
Other: As previously disclosed, we have been subject to an investigation by Chinese authorities related to a technical error regarding our country of origin designation for certain products we imported into China. Had the error not been made, we would have been obligated to make increased tariff payments in late 2018 through the first quarter of 2021. As of March 28, 2021, we accrued the estimated increase in tariffs as well as related interest

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

expense for the periods in question. In addition to the tariffs and related interest, the Chinese authorities may impose a penalty for the unpaid tariffs.
As of September 26, 2021, after receiving requests for payment of the increased tariff amounts from the Chinese authorities, we remitted payment for the increased tariffs and we believe this to be the final action required to close the case. We no longer consider payment of penalties or interest to be probable, so we reversed the $3.0 million of previously accrued penalties as well as the accrued interest.
However, we have not received confirmation from the Chinese authorities that the case is closed and as a result, it remains possible that they may request payment for penalties and interest in the future. As we had indicated in our prior disclosure, we believe the range of penalties could be between 30% and 200% of the increased tariff amount or between $3 million and $20 million.
Tax audits and examinations: We are routinely subject to tax examinations by various tax authorities. As of September 26, 2021, the most significant tax examinations in process were in Ireland and Germany. We may establish reserves with respect to our uncertain tax positions, after we adjust the reserves to address developments with respect to our uncertain tax positions, including developments in these tax examinations. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.

Note 14 — Segment information
The following tables present our segment results for the three and nine months ended September 26, 2021 and September 27, 2020:

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Americas	$417,330	$375,040	$1,207,608	$1,045,532
EMEA	143,882	135,649	442,264	423,416
Asia	74,956	68,213	219,249	188,411
OEM	64,083	49,399	178,528	168,618
Net revenues	$700,251	$628,301	$2,047,649	$1,825,977

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Americas	$112,476	$121,760	$301,457	$310,267
EMEA	19,566	17,702	65,862	53,044
Asia	27,536	10,099	65,640	33,957
OEM	14,359	8,281	42,183	35,624
Total segment operating profit (1)	173,937	157,842	475,142	432,892
Unallocated expenses (2)	67,038	(25,750)	(2,113)	(104,904)
Income from continuing operations before interest and taxes	$240,975	$132,092	$473,029	$327,988
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
(2)Unallocated expenses primarily include manufacturing variances other than fixed manufacturing cost absorption variances, restructuring and impairment charges and gain on sale of business, as applicable.

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
Divestiture
On May 15, 2021, we entered into a definitive agreement to sell certain product lines within our global respiratory product portfolio (the "Divested respiratory business") to Medline Industries, Inc. (“Medline”) for consideration of $286.0 million, reduced by $12 million in working capital not transferring to Medline, which is subject to customary post close adjustments (the "Respiratory business divestiture"). In connection with the Respiratory business divestiture, we also entered into several ancillary agreements with Medline to help facilitate the transfer of the business, which provide for transition support, quality, supply and manufacturing services, including a manufacturing and supply transition agreement (the "MSTA").
On June 28, 2021, the first day of the third quarter of 2021, we completed the initial phase of the Respiratory business divestiture, pursuant to which we received cash proceeds of $259 million. We attributed $33.8 million of the proceeds to our performance obligations pursuant to the MSTA. The resulting liability was measured as the excess of the estimated fair value of the services to be performed over the estimated proceeds we expect to receive over the MSTA term. It was recorded within Other current liabilities and Other liabilities in the condensed consolidated balance sheet and the related proceeds will be recognized in net revenues as the services are performed.
The second phase of the Respiratory business divestiture will occur once we transfer certain additional manufacturing assets to Medline. Our receipt of $15.0 million in additional cash proceeds is contingent upon the transfer of these manufacturing assets and is expected to occur prior to the end of 2023. We plan to recognize the contingent consideration, and any gain on sale resulting from the second phase of the divestiture, when it becomes realizable.
Net revenues attributable to our Divested respiratory business recognized prior to the Respiratory business divestiture are included within each of our geographic segments and were $60.7 million during the nine months ended September 26, 2021, and $29.8 million and $102.5 million for the three and nine months ended September 27, 2020, respectively. For the three and nine months ended September 27, 2021, we recognized $27.9 million in net revenues attributed to services provided to Medline in accordance with the MSTA, which are presented within our Americas reporting segment.
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
To date, our financial results were most severely impacted by the pandemic during the second quarter of 2020 due to reduced elective procedure volumes, partially offset by increased demand for products used in the treatment of patients with COVID-19. Since the second quarter of 2020, we have experienced varying levels of continuing recovery across our product lines and geographic segments from the challenges stemming from the pandemic. We believe that the COVID-19 pandemic will continue to have an impact on our business, particularly in the near term, and that such impact would be most significant if the virus becomes more prevalent, if vaccine immunization rates do not increase and if new strains of the virus continue to emerge. As a result of the dynamic nature of the crisis, we cannot accurately predict the extent or duration of the impacts of the pandemic.
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
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net revenues

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net revenues	$700.3	$628.3	$2,047.6	$1,826.0
Net revenues for the three months ended September 26, 2021 increased $72.0 million, or 11.5%, compared to the prior year period, which was primarily attributable to a $27.4 million increase in sales volumes of existing products largely stemming from the impact that the COVID-19 pandemic had on the prior year, net revenues of $17.5 million generated by the Z-Medica acquisition, a $14.9 million increase in new product sales, and to a lesser extent, favorable fluctuations in foreign currency exchange rates.
Net revenues for the nine months ended September 26, 2021 increased $221.6 million, or 12.1%, compared to the prior year period, which was primarily attributable to a $70.2 million increase in sales volume of existing products largely stemming from the impact that the COVID-19 pandemic had on the prior year, net revenues of $53.5 million generated by acquired businesses, primarily Z-Medica, $49.9 million of favorable fluctuations in foreign currency exchange rates, and, to a lesser extent, an increase in new product sales.
Gross profit

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Gross profit	$387.8	$329.3	$1,129.9	$941.3
Percentage of sales	55.4%	52.4%	55.2%	51.6%
Gross margin for the three months ended September 26, 2021 increased 300 basis points, or 5.7%, compared to the prior year period, primarily due to benefits from cost improvement initiatives, favorable product mix, higher sales volumes partially stemming from the impact that the COVID-19 pandemic had on the prior year, price increases and favorable fluctuations in foreign exchange rates. The increases in gross margin was partially offset by increases in logistics and distribution costs.

Gross margin for the nine months ended September 26, 2021 increased 360 basis points, or 7.0%, compared to the prior year period, primarily due to higher sales volumes largely stemming from the impact that the COVID-19 pandemic had on the prior year, benefits from cost improvement initiatives and favorable product mix.
Selling, general and administrative

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Selling, general and administrative	$205.2	$171.7	$632.5	$510.7
Percentage of sales	29.3%	27.3%	30.9%	28.0%
Selling, general and administrative expenses for the three months ended September 26, 2021 increased $33.5 million compared to the prior year period. The increase was primarily attributable to the benefit recognized in the prior year resulting from decreases in the estimated fair value of our contingent consideration liabilities stemming from the adverse impacts of the COVID-19 pandemic, higher selling and marketing expenses within certain of our product portfolios and operating expenses incurred to support the Z-Medica business. The increase in selling, general and administrative expenses was partially offset by a benefit from the reversal of a contingent liability related to tariffs imposed by Chinese authorities, which is described further in Note 13 to the condensed consolidated financial statements.
Selling, general and administrative expenses for the nine months ended September 26, 2021 increased $121.8 million compared to the prior year period. The increase was primarily attributable to the benefit recognized in the prior year resulting from decreases in the estimated fair value of our contingent consideration liabilities stemming from the adverse impacts of the COVID-19 pandemic, operating expenses incurred by acquired businesses, primarily Z-Medica, higher performance related employee-benefit expenses and, to a lesser extent, unfavorable fluctuations in foreign currency exchange rates.
Research and development

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Research and development	$31.8	$29.2	$95.0	$86.0
Percentage of sales	4.5%	4.7%	4.6%	4.7%
The increase in research and development expenses for the three and nine months ended September 26, 2021 compared to the prior year period was primarily attributable to European Union Medical Device Regulation ("EU MDR") related costs partially offset by lower project spend within certain of our product portfolios.
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
We began realizing plan-related savings in 2021 and expect to achieve annual pre-tax savings of $13 million to $16 million once the plan is fully implemented.
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

	Ongoing restructuring programs and other similar cost savings initiatives
	Estimated Total	Actual results through December 31, 2020	Estimated Remaining
Restructuring charges - ongoing restructuring plans	$102 - $118	$89	$13 - $29
Restructuring charges - Respiratory divestiture plan	5 - 8	—	5 - 8
Total restructuring charges	107 - 126	89	18 - 37
Restructuring related charges - ongoing restructuring plans	119 - 146	74	45 - 72
Restructuring related charges - Respiratory divestiture plan	19 - 22	—	19 - 22
Total restructuring related charges (1)	138 - 168	$74	64 - 94
Total charges	$245 - $294	$163	$82 - $131

OEM initiative annual pre-tax savings	$6 - $7	$2	$4 - $5
Pre-tax savings - ongoing restructuring plans (2)	81 - 94	32	49 - 62
Total annual pre-tax savings	$87 - $101	$34	$53 - $67

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
(2)Most of the pre-tax savings are expected to result in reductions to cost of goods sold.
Restructuring and impairment charges incurred

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Restructuring and impairment charges (credits)	$1.0	$(3.7)	$20.5	$16.7
Restructuring and impairment charges for the three months ended September 26, 2021 primarily consisted of termination benefits across our various ongoing restructuring programs.
Restructuring and impairment charges for the nine months ended September 26, 2021 primarily consisted of termination benefits related to the 2021 Restructuring plan and Respiratory divestiture plan and impairment charges of $6.7 million related to our decision to abandon intellectual property and other assets, primarily associated with our respiratory product portfolio that was not transferred to Medline as part of the Respiratory business divestiture.
Gain on sale of business

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Gain on sale of business	$(91.2)	$—	$(91.2)	$—
During the three and nine months ended September 26, 2021, we recognized a gain related to the Respiratory business divestiture. There were no such gains in the prior year periods.
Interest expense

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Interest expense	$12.0	$16.7	$45.0	$47.8
Average interest rate on debt	2.0%	2.5%	2.3%	2.5%
The decreases in interest expense for the three and nine months ended September 26, 2021 compared to the prior year periods were primarily due to a lower average interest rate, primarily resulting from the redemption of the 4.875% Senior Notes due 2026 (the “2026 Notes”) in addition to decreases in interest rates associated with our variable interest rate debt instruments.

Loss on extinguishment of debt

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Loss on extinguishment of debt	$—	$—	$13.0	$—
On June 1, 2021, we prepaid the $400 million aggregate outstanding principal amount under the 2026 Notes. In addition to the prepayment of principal, we paid to the holders of the 2026 Notes a $9.8 million prepayment make-whole amount plus accrued and unpaid interest. We recorded the prepayment make-whole amount and a $3.2 million write-off of unamortized debt issuance costs as a loss on extinguishment of debt.
Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Effective income tax rate	13.0%	(0.8)%	14.1%	7.8%
The effective income tax rates for the three and nine months ended September 26, 2021 reflect tax expense associated with the Respiratory business divestiture. The effective income tax rates for the three and nine months ended September 27, 2020 reflect non taxable charges related to a decrease in the fair value of the NeoTract and Essential Medical contingent consideration liabilities and significant net tax benefit related to share-based compensation.
Segment Financial Information

Segment net revenues
	Three Months Ended			Nine Months Ended
	September 26, 2021	September 27, 2020	% Increase/(Decrease)	September 26, 2021	September 27, 2020	% Increase/(Decrease)
Americas	$417.3	$375.0	11.3	$1,207.6	$1,045.6	15.5
EMEA	143.9	135.7	6.1	442.3	423.4	4.5
Asia	75.0	68.2	9.9	219.2	188.4	16.4
OEM	64.1	49.4	29.7	178.5	168.6	5.9
Segment net revenues	$700.3	$628.3	11.5	$2,047.6	$1,826.0	12.1

Segment operating profit
	Three Months Ended			Nine Months Ended
	September 26, 2021	September 27, 2020	% Increase/(Decrease)	September 26, 2021	September 27, 2020	% Increase/(Decrease)
Americas	$112.5	$121.8	(7.6)	$301.4	$310.3	(2.8)
EMEA	19.6	17.7	10.5	65.9	53.0	24.2
Asia	27.5	10.1	172.7	65.6	34.0	93.3
OEM	14.4	8.2	73.4	42.2	35.6	18.4
Segment operating profit (1)	$174.0	$157.8	10.2	$475.1	$432.9	9.8
(1)See Note 14 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest and taxes.
Comparison of the three and nine months ended September 26, 2021 and September 27, 2020
Americas
Americas net revenues for the three months ended September 26, 2021 increased $42.3 million, or 11.3%, compared to the prior year period, which was primarily attributable to net revenues of $15.6 million generated by the Z-Medica acquisition, a $9.9 million increase in new product sales and price increases. The increase in net revenue was also the result of sales made to Medline pursuant to the MSTA.
Americas net revenues for the nine months ended September 26, 2021 increased $162.0 million, or 15.5%, compared to the prior year period, which was primarily attributable to a $72.9 million increase in sales volumes of existing products largely stemming from the impact that the COVID-19 pandemic had on the prior year, net revenues of $44.8 million generated by the Z-Medica acquisition and, to a lesser extent, an increase in new product sales.
Americas operating profit for the three and nine months ended September 26, 2021 decreased $9.3 million, or 7.6% and $8.9 million, or 2.8%, respectively, compared to the corresponding prior year period, which was primarily attributable to a benefit recognized in the prior year resulting from decreases in the estimated fair value of our contingent consideration liabilities stemming from the impacts of the COVID-19 pandemic and expenses incurred by Z-Medica, partially offset by an increase in gross profit resulting from higher sales.
In July 2021, the Center for Medicare and Medicaid Services (CMS) published its proposed Physician Fee Schedule (PFS) and proposed Outpatient Prospective Payment System (OPPS) rates for calendar year 2022. The proposed rules, among other things, provide for updates with respect to the rates used to determine the reimbursement amounts received by healthcare providers across a broad range of healthcare procedures, including our UroLift System procedure. Specifically, for UroLift procedures performed in a physician office setting, the reimbursement rates outlined in the proposed PFS are 19-21% lower as compared to 2021, while the proposed reimbursement rates outlined in the OPPS for UroLift procedures performed in the hospital outpatient or ambulatory surgical center setting are 3% higher as compared to 2021. During the 60-day public comment period for the proposed rules, we engaged with industry associations and other key stakeholders to reiterate the benefits of the UroLift System and the importance of compensating physicians appropriately for performing procedures such as UroLift in lower cost settings, such as the physician’s office, and to advocate for reimbursement rates higher than what has been proposed. We anticipate the final rules to be published during the fourth quarter of 2021. In the event the proposed reimbursement rates for the UroLift procedure are adopted in the final rules, we may experience an adverse effect on sales of our UroLift System to urologists performing the procedure in the office setting. From the beginning of 2016 through September 2021, approximately two-thirds of Urolift procedures have been performed in a hospital outpatient or ambulatory surgical center setting with the remainder being performed in a physician office setting.
EMEA
EMEA net revenues for the three months ended September 26, 2021 increased $8.2 million, or 6.1%, compared to the prior year period, which was primarily attributable to a $6.9 million increase in sales volumes of existing products largely stemming from the impact that the COVID-19 pandemic had on the prior year and $3.2 million of favorable fluctuations in foreign currency exchange rates, partially offset by a $4.5 million decrease in sales volumes attributed to the Respiratory business divestiture.
EMEA net revenues for the nine months ended September 26, 2021 increased $18.9 million, or 4.5%, compared to the prior year period, which was primarily attributable to $30.3 million of favorable fluctuations in foreign currency exchange rates, partially offset by a $13.2 million decrease in sales volumes of existing products largely stemming from the COVID-19 pandemic.
EMEA operating profit for the three months ended September 26, 2021 increased $1.9 million, or 10.5%, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales, partially offset by an increase in EU MDR costs within research and development.
EMEA operating profit for the nine months ended September 26, 2021 increased $12.9 million, or 24.2%, compared to the prior year period, which was primarily attributable to favorable fluctuations in foreign currency exchange rates, partially offset by an increase in EU MDR costs within research and development.
Asia
Asia net revenues for the three months ended September 26, 2021 increased $6.8 million, or 9.9%, compared to the prior year period, which was primarily attributable to a $5.1 million increase in sales volumes of existing products largely stemming from the impact that the COVID-19 pandemic had on the prior year, favorable fluctuations in foreign currency exchange rates and new product sales, partially offset by a decrease in sales volumes attributed to the Respiratory business divestiture.
Asia net revenues for the nine months ended September 26, 2021 increased $30.8 million, or 16.4%, compared to the prior year period, which was primarily attributable to $12.9 million of favorable fluctuations in foreign currency exchange rates, a $10.8 million increase in sales volumes of existing products largely stemming from the impact that the COVID-19 pandemic had on the prior year and a $7.1 million increase in new product sales,
Asia operating profit for the three and nine months ended September 26, 2021 increased $17.4 million, or 172.7%, and $31.6 million, or 93.3%, respectively, compared to the corresponding prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales, favorable fluctuations in foreign currency exchange rates and a benefit from the reversal of a contingent liability related to tariffs imposed by Chinese authorities, which is described further in Note 13 to the condensed consolidated financial statements.
OEM
OEM net revenues for the three months ended September 26, 2021 increased $14.7 million, or 29.7%, compared to the prior year period, which was primarily attributable to a $12.4 million increase in sales volumes of existing products largely stemming from the impact that the COVID-19 pandemic had on the prior year and a $2.1 million increase in new product sales.
OEM net revenues for the nine months ended September 26, 2021 increased $9.9 million, or 5.9%, compared to the prior year period, which was primarily attributable to a $4.1 million increase in new product sales, net revenues of $4.0 million generated by the HPC acquisition and $2.5 million of favorable fluctuations in foreign currency exchange rates.
OEM operating profit for the three months ended September 26, 2021 increased $6.2 million, or 73.4%, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales.
OEM operating profit for the nine months ended September 26, 2021 increased $6.6 million or 18.4%. compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales and HPC acquisition costs incurred in the prior period.

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
Cash Flows
Net cash provided by operating activities from continuing operations was $450.5 million for the nine months ended September 26, 2021 as compared to net cash provided by operating activities of $241.5 million for the nine months ended September 27, 2020. The $209.0 million increase was primarily attributable to favorable operating results, lower contingent consideration payments, lower payroll and benefit related payments, and $33.8 million in proceeds received as part of the initial phase of the Respiratory business divestiture attributed to performance obligations under the MSTA. The increases in operating cash flows was partially offset by an increase in tax payments related to the Respiratory business divestiture.
Net cash provided from investing activities from continuing operations was $167.7 million for the nine months ended September 26, 2021, primarily consisted $225.9 million in proceeds from the sale of the Respiratory business divestiture, capital expenditures of $52.1 million and net interest proceeds on swaps designated as net investment hedges of $9.3 million.
Net cash used in financing activities from continuing operations was $500.4 million for the nine months ended September 26, 2021, primarily consisted of a reduction in borrowings of $434.0 million, primarily resulting from the redemption of the $400 million 2026 Notes, dividend payments of $47.7 million and contingent consideration payments of $31.4 million.

Borrowings
During the third quarter of 2021, we repaid $259 million of borrowings under our revolving credit facility using funds primarily consisting of proceeds we received from the initial close of the Respiratory business divestiture.
On April 29, 2021, we issued a notice of redemption to holders of our outstanding $400 million aggregate principal amount of the 2026 Notes. Pursuant to the notice of redemption, the 2026 Notes were redeemed on June 1, 2021 (the “Redemption Date”) using borrowings under the revolving credit facility and cash on hand at a redemption price equal to 102.438% of the principal amount of the 2026 Notes plus accrued and unpaid interest up to, but not including, the Redemption Date (the “Redemption Price”). We recognized a loss on extinguishment of debt of $13.0 million as a result of the redemption of the 2026 Notes.
The indenture governing our 4.625% Senior Notes due 2027 (the “2027 Notes”) and 4.25% Senior Notes due 2028 (the "2028 Notes") contain covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions.
As of September 26, 2021, we were in compliance with these requirements. The obligations under the Credit Agreement, the 2027 Notes and 2028 Notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the Credit Agreement are (subject to certain exceptions and limitations) secured by a lien on substantially all of the assets owned by us and each guarantor.
Summarized Financial Information – Obligor Group
The 2026 Notes and 2027 Notes (collectively, the "Senior Notes") are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes is guaranteed, jointly and severally, by an enumerated group of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. Summarized financial information for the Parent and Guarantor Subsidiaries (collectively, the “Obligor Group”) as of September 26, 2021 and December 31, 2020 and for the nine months ended September 26, 2021 is as follows:

	Nine Months Ended
	September 26, 2021
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Net revenue	$1,434.8	$146.7	$1,288.1
Cost of goods sold	763.5	256.4	507.1
Gross profit	671.3	(109.7)	781.0
Income from continuing operations	85.6	(14.5)	100.1
Net income	85.2	(14.5)	99.7

	September 26, 2021			December 31, 2020
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Total current assets	$929.1	$104.1	$825.0	$806.9	$49.1	$757.8
Total assets	5,691.7	1,382.7	4,309.0	5,867.2	1,491.4	4,375.8
Total current liabilities	798.5	519.9	278.6	796.7	541.3	255.4
Total liabilities	3,776.9	873.7	2,903.2	4,206.0	849.6	3,356.4
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of September 26, 2021 and December 31, 2020, we had accrued liabilities of approximately $0.7 million and $0.3 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that the outcome of any outstanding lawsuits or claims is likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors
See the information set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in risk factors for the quarter ended September 26, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.		Description

22.1	—	List of subsidiary guarantors and guaranteed securities (incorporated by reference to Exhibit 22 to the Company’s Form 10-Q filed on April 30, 2020).
31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
32.1	—	Certification of Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	—	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 26, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Cover Page; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 26, 2021 and September 27, 2020; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 26, 2021 and September 27, 2020; (iv) the Condensed Consolidated Balance Sheets as of September 26,, 2021 and December 31, 2020; (v) the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 26, 2021 and September 27, 2020; (vi) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 26, 2021 and September 27, 2020; and (vii) Notes to Condensed Consolidated Financial Statements.
104.1	—	The cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 2021, formatted in inline XBRL (included in Exhibit 101.1).

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
Dated: October 28, 2021