Form 10-K
period 2021-12-31
TELEFLEX INC
filed 2022-03-01
CIK 96943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨ ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (29,100,050 shares) on June 27, 2021 (the last business day of the registrant’s most recently completed fiscal second quarter) was $11,995,331,611(1). The aggregate market value was computed by reference to the closing price of the Common Stock on such date, as reported by the New York Stock Exchange.

The registrant had 46,870,014 shares of Common Stock outstanding as of February 22, 2022.
DOCUMENT INCORPORATED BY REFERENCE:

Certain provisions of the registrant’s definitive proxy statement in connection with its 2022 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s fiscal year, are incorporated by reference in Part III hereof.
(1) For purposes of this computation only, the registrant has defined “affiliate” as including executive officers and directors of the registrant and owners of more than five percent of the common stock of the registrant, without conceding that all such persons are “affiliates” for purposes of the federal securities laws.

TELEFLEX INCORPORATED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

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
•global economic factors, including currency exchange rates, interest rates, trade disputes, sovereign debt issues and international conflicts and hostilities, such as the ongoing conflict between Russia and Ukraine;
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
THE COMPANY
Teleflex is a global provider of medical technology products that enhance clinical benefits, improve patient and provider safety and reduce total procedural costs. We primarily design, develop, manufacture and supply single-use medical devices used by hospitals and healthcare providers for common diagnostic and therapeutic procedures in critical care and surgical applications. We market and sell our products to hospitals and healthcare providers worldwide through a combination of our direct sales force and distributors. Because our products are used in numerous markets and for a variety of procedures, we are not dependent upon any one end-market or procedure. Our major manufacturing operations are located in the Czech Republic, Malaysia, Mexico and the United States (the "U.S.").
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
Our research and development capabilities, commitment to engineering excellence and focus on low-cost manufacturing enable us to bring to market cost effective, innovative products that improve the safety, efficacy and quality of healthcare. Our research and development initiatives focus on developing these products for both existing and new therapeutic applications, as well as developing enhancements to, and product line extensions of, existing products. During 2021 we introduced several product line extensions and five new products. Our portfolio of existing products and products under development consists primarily of Class I and Class II medical devices, most of which require 510(k) clearance by the U.S. Food and Drug Administration ("FDA") for sale in the U.S., and some of which are exempt from the requirement to obtain 510(k) clearance. We believe that seeking 510(k) clearance or qualifying for 510(k)-exempt status reduces our research and development costs and risks, and typically results in a shorter timetable for new product introductions as compared to the premarket approval, or PMA, process that would be required for Class III medical devices. See "Government Regulation" below for additional information.
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

On May 15, 2021, we entered into a definitive agreement to sell certain product lines within our global respiratory product portfolio (the "Divested respiratory business") to Medline Industries, Inc. (“Medline”) for consideration of $286.0 million, reduced by $12 million in working capital not transferring to Medline (the "Respiratory business divestiture"). We completed the initial phase of the Respiratory business divestiture on June 28, 2021, pursuant to which we received cash proceeds of $259 million. The second and final phase of the Respiratory business divestiture will occur once we transfer certain additional manufacturing assets to Medline and is expected to occur prior to the end of 2023.
See "Our Products" below and Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
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
The following charts depict our net revenues by reportable operating segment as a percentage of our total consolidated net revenues for the years ended December 31, 2021, 2020 and 2019:
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
Interventional: Our Interventional product category offers devices that facilitate a variety of applications to diagnose and deliver treatment via the vascular system of the body. These products primarily consist of a variety of coronary catheters, structural heart therapies, peripheral intervention products and cardiac assist products that are used by interventional cardiologists, interventional radiologists and vascular surgeons. Clinical benefits of our products include increased vein and artery access and increased support during complex medical procedures. Our product offerings consist of a portfolio of Arrow branded catheters, Guideline and Trapliner catheters, the Manta Vascular Closure and Arrow OnControl devices.
Anesthesia: Our Anesthesia product category is comprised of airway, pain management and hemostatic product lines that support hospital, emergency medicine and military channels.
Our airway management products and related devices are designed to enable use of standard and advanced anesthesia techniques in both pre-hospital emergency and hospital settings. Our key products include laryngoscopes, supraglottic airways, endotracheal tubes and atomization devices, which are branded under our LMA, Rusch and MAD trade names.
Our pain management product line includes catheters and disposable pain pumps for regional anesthesia, designed to improve patients’ post-operative pain experience, which are branded under our Arrow trade name.
Our hemostatic products accelerate the body's natural clotting cascade and are used in trauma situations where bleeding is difficult to control. The portfolio consists of external hemostats used by first responders, interventional products used in the catheter lab, and trauma products used by trauma surgeons, which are branded under our QuikClot trade name.
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
Respiratory: Our respiratory products are used in a variety of care settings and primarily consist of oxygen therapy products. The Respiratory business divestiture included products marketed under the Hudson RCI brand name that comprised oxygen therapy products, aerosol therapy products, spirometry products and ventilation management products.
Urology: Our urology product portfolio provides bladder management for patients in the hospital and individuals in the home care markets. The product portfolio consists principally of a wide range of catheters (including Foley and intermittent), urine collectors, catheterization accessories and products for operative endourology, which are marketed under the Teleflex and Rusch brand names. Our urology product portfolio is most heavily weighted in our EMEA segment.
OUR MARKETS
We generally serve three end-markets: hospitals and healthcare providers, medical device manufacturers and home care. These markets are affected by a number of factors, including demographics, utilization and reimbursement patterns. The following charts depict the percentage of net revenues for the years ended December 31, 2021, 2020 and 2019 derived from each of our end markets:
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
Unless an exemption, pre-amendment grandfather status (that is, medical devices legally marketed in the U.S. before May 28, 1976) or FDA enforcement discretion applies, each medical device that we market in the U.S. must first receive either clearance as a Class I or, typically, a Class II device (after submitting a premarket notification (“510(k)”) or approval as a Class III device (after filing a premarket approval application (“PMA”)) from the FDA pursuant to the FDC Act. To obtain 510(k) clearance, a manufacturer must demonstrate to the FDA that the proposed device is substantially equivalent to a legally marketed device (a 510(k)-cleared device, a pre-amendment device for which FDA has not called for PMAs or a device with a de novo authorization), referred to as the "predicate device." Substantial equivalence is established by the applicant showing that the proposed device has the same intended use as the predicate device, and it either has the same technological characteristics or has been shown to be equally safe and effective and does not raise different questions of safety and effectiveness as compared to the predicate device. The FDA’s 510(k) clearance process requires regulatory competence to execute and usually takes four to nine months, but it can last longer. A device that is not eligible for the 510(k) process because there is no predicate device may be reviewed by the FDA through the de novo process (the process for granting marketing authorization when no substantially equivalent device exists) if the FDA agrees it is a low to moderate risk device. A device that is not exempt from premarket review and is not eligible for 510(k) clearance or de novo authorization is categorized as Class III and must follow the PMA approval pathway, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. The process of obtaining PMA approval also requires specific regulatory competence and is more costly, lengthy and uncertain than the 510(k) or de novo processes. The PMA process generally takes from one to three years or even longer. Our portfolio of existing products and pipeline of potential new products consist primarily of Class I (510(k) exempt) and Class II devices that require 510(k) clearance, although a few are 510(k)-exempt. In addition, certain modifications made to devices after they receive clearance or approval may require a new 510(k) clearance or approval of a PMA or PMA supplement. We cannot be sure that 510(k) clearance or PMA approval will be obtained in a timely matter if at all for any device that we propose to market.
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
Regulation of Medical Devices Outside of the U.S.
Medical device laws also are in effect in many of the markets outside of the U.S. in which we do business. These laws range from comprehensive device approval requirements for some or all of our products to requests for product data or certifications. Inspection of and controls over manufacturing, as well as monitoring of device-related adverse events, are components of most of these regulatory systems. Manufacturing certification requirements and audits through the MDSAP program or other regulatory authority inspections also apply. In addition, the European Union (“EU”) has adopted the EU Medical Device Regulation (the “EU MDR”), which imposes stricter requirements for the marketing and sale of medical devices (as compared to the predecessor Medical Device Directive (the "EU MDD")), including in the area of clinical evaluation requirements, quality systems, economic operators and post-market surveillance. The EU MDR went into effect in May 2021. As of the effective date, new and modified devices must be certified under, and be compliant with, the EU MDR. Devices that previously satisfied EU MDD requirements can continue to be marketed in the EU, subject to certain limitations, until the expiration of their current EU MDD certifications, which may be no later than May 2024. Failure to obtain EU MDR certifications prior to the expiration of existing EU MDD certifications may limit our ability to sell certain products in the EU until EU MDR certification is obtained. Additionally, certain EU MDR requirements will go into effect for all devices in May 2024. Failure to meet the applicable EU MDR requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.
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
In addition, we are subject to various federal and state reporting and disclosure requirements related to the healthcare industry. Rules issued by the Centers for Medicare & Medicaid Services ("CMS") require us to collect and report information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members. Effective January 2022, we are also required to collect and report information on payments or transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse-midwives. The reported data is available to the public on the CMS website. Failure to submit required information may result in civil monetary penalties. In addition, several states now require medical device companies to report expenses relating to the marketing and promotion of device products and to report gifts and payments to individual physicians in these states. Other states prohibit various other marketing-related activities. The federal government and certain other states require the posting of information relating to clinical studies and their outcomes. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with the different compliance and/or reporting requirements among a number of jurisdictions increases the possibility that a healthcare company may violate one or more of the requirements, resulting in increased compliance costs that could adversely impact our results of operations.
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
Other Regulatory Requirements
We are also subject to the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws applicable in jurisdictions outside the U.S. that generally prohibit companies and their intermediaries from improperly offering or paying anything of value to non-U.S. government officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the U.S. are with government entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced government corruption to some degree, and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In the sale, delivery and servicing of our medical devices and software outside of the U.S., we must also comply with various export control and trade embargo laws and regulations, including those administered by the Department of Treasury’s Office of Foreign Assets Control (“OFAC”) and the Department of Commerce’s Bureau of Industry and Security (“BIS”) which may require licenses or other authorizations for transactions relating to certain countries and/or with certain individuals identified by the U.S. government. Despite our global trade and compliance program, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees, distributors or other agents. Violations of these requirements are punishable by criminal or civil sanctions, including substantial fines and imprisonment.
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
PATENTS AND TRADEMARKS
We own a portfolio of patents, patents pending and trademarks. We also license various patents and trademarks. Patents for individual products extend for varying periods based upon the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the marks. All product names throughout this document are trademarks owned by, or licensed to, us or our subsidiaries. Although these have been of value and are expected to continue to be of value in the future, we do not consider any single patent or trademark, except for the Teleflex name and the Arrow and UroLift brands, to be essential to the operation of our business.
SUPPLIERS AND MATERIALS
Materials used in the manufacture and sterilization of our products are purchased from a large number of suppliers in diverse geographic locations. We are not dependent on any single supplier for a substantial amount of the materials used, the components supplied and the sterilization services provided for our overall operations. Most of the materials, components and sterilization services we utilize are available from multiple sources, and where practical, we attempt to identify alternative suppliers. However, our ability to establish alternate sources of supply of materials and sterilization services may be delayed due to FDA and other regulatory authority requirements regarding the manufacture and sterilization of our products. Volatility in commodity prices, and freight costs, can have a significant impact on the cost of producing and supplying certain of our products.
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
HUMAN CAPITAL RESOURCES
As of December 31, 2021, we employed approximately 14,000 employees, including 4,000 employees in the U.S. and 10,000 employees in 31 other countries around the world. Our manufacturing employees make up 58% of the total employee population and are located primarily in Mexico, Malaysia and the Czech Republic. Our commercial organization comprises 25% of the employee base, located throughout the globe. The remaining 17% of employees work in various corporate functions, based in each of our locations.
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
Talent Management, Development and Learning
We are committed to providing our employees with opportunities for growth, development and career advancement and to building a high-performance culture that supports our Core Values throughout the employee lifecycle. We have implemented a talent management process that provides regular coaching check-ins between employees and their managers to review the employee’s developmental objectives and career progression. We also regularly review our talent portfolio and succession plans to ensure we can deliver on our company strategy.
In addition, we offer a number of internal educational and training resources to employees throughout our organization. Among these resources is the Teleflex Academy, a curriculum that provides learning opportunities for our employees to further develop their skills and receive training across broad subject areas such as leadership; communications; diversity, equity and inclusion; sales; customer service; and business acumen. We have recently implemented a diversity, equity and inclusion development program for all of our people managers within Teleflex to support our employees and continue to drive a culture of inclusion. Additionally, we provide support opportunities for diverse candidates through our Global Coaching and Mentoring Programs.
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

One pillar of our DEI platform includes sponsoring our globally expanding Employee Resource Groups (ERGs), which we initiated with Women Inspiring Learning and Leadership in 2016, and have expanded to include several other ERGs across our geographic regions. Examples of new initiatives in 2021 include the establishment of a women, parents and caregiver support group in our EMEA region and a young professional support group in our APAC region. Our ERGs are managed by employees and participation is open to all.
In our efforts to provide a diverse slate of candidates to our hiring managers, we deploy several recruitment channels to source talent from a variety of organizations including multiple social media outlets, co-op placement, local universities and technology institutes. We also work with numerous external recruiting firms that focus on diverse candidates and work to ensure diverse interviewing panels whenever possible.
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
In 2021, we engaged external consultants to perform an in-depth pay equity analysis on the pay practices within our organization. No systemic gender or ethnicity bias was identified within our compensation programs.
Environmental, Health and Safety
Our Environmental Health and Safety (EHS) vision is to protect the safety and health of Teleflex personnel and the environments in which we operate. We have a vested interest in protecting our most valuable assets – our employees. Everyone is a steward of EHS, fostering a culture of being actively responsible in all our operations. We remain fully committed to complying with all relevant EHS legislation and to achieving our vision. We have and will continue to expend resources to construct, maintain, operate and improve our facilities across the globe for environmental, health, safety and sustainability of our operations. For example, in response to the risks associated with the COVID-19 pandemic, we have expended resources to implement various safety measures, including implementing social distancing protocols and expanding personal protective equipment availability and usage, across our facilities globally in an effort to protect the health and safety of our employees and others. Further, we understand that our environment is both complex and delicate, and we prioritize managing and limiting the impact our business has on the environment as part of our Zero Harm Culture. In response to protecting the environment, we have initiated programs to track and lower our consumption of energy, water and gas as well as reduce waste and the use of hazardous materials. In addition, we have developed an EHS program focused in the areas of training our personnel with respect to, deploying and auditing global EHS standards as well as other programs to engage our employees on EHS initiatives.
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
We are a Delaware corporation incorporated in 1943. Our executive offices are located at 550 East Swedesford Road, Suite 400, Wayne, PA 19087.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names and ages of our executive officers and the positions and offices held by each such officer are as follows:

Name	Age	Positions and Offices with Company
Liam J. Kelly	55	Chairman, President and Chief Executive Officer
Thomas E. Powell	60	Executive Vice President and Chief Financial Officer
Cameron P. Hicks	57	Corporate Vice President, Human Resources and Communications
Daniel V. Logue	48	Corporate Vice President, General Counsel and Secretary
Jay White	48	Corporate Vice President and President, Global Commercial
James Winters	49	Corporate Vice President, Manufacturing and Supply Chain
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
•It has caused and may continue to cause disruptions in the manufacture of our products. We rely on our major manufacturing operations located in the Czech Republic, Malaysia, Mexico and the U.S., to manufacture our products. The COVID-19 pandemic, and/or the governmental or regulatory actions taken in response to COVID-19 pandemic, may interfere with our ability, or that of our employees or suppliers to perform our and their respective responsibilities and obligations relative to the conduct of our business and create a risk to our ability to manufacture our products in a timely manner, or at all. We have experienced and expect to continue to experience inefficiencies in our manufacturing operations due to government-mandated and self-imposed restrictions placed on facilities in certain locations primarily in North America and Asia. Additionally, we have experienced and continue to experience a higher than normal level of absenteeism across our global manufacturing sites. In an effort to increase the wider availability of needed medical device products, we may elect to, or the government may require us to, allocate manufacturing capacity (for example, pursuant to the U.S. Defense Production Act) in a way that adversely affects our regular operations and financial results, results in differential treatment of customers and/or adversely affects our customer relationships and reputation.
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
•The COVID-19 pandemic, including related illness, border closures, travel restrictions, quarantines, lockdowns or other workforce disruptions, has generally had an adverse effect on macroeconomic conditions across the globe. Accordingly, this has impacted various aspects of our global supply chain, including causing logistical transport challenges for our freight transport providers, and has resulted in cost inflation. While we have not yet experienced significant disruptions in the global supply chain for our products that are in high demand, we have in some cases experienced lengthened delivery times, resulting in backorders for some of our products. These disruptions, or our failure to respond to them, could increase manufacturing or distribution costs or cause further delays in delivering, or an inability to deliver, products to our customers.
•The COVID-19 pandemic has increased volatility and pricing in the capital markets, and volatility is likely to continue. We might not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase.
•As a U.S. federal government contractor, we are subject to a federal executive order requiring our U.S. employees to be vaccinated unless they qualify for medical or religious exemptions. The order has been challenged in court, and its ultimate status and impact on our business is uncertain. However, this requirement or other future vaccine mandates could adversely affect our workforce retention and hiring, which may adversely affect our business and results of operations, including through the disruption of our manufacturing and distribution operations.
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
In the U.S., before we can market a new medical device, or a new use of, or claim for, or significant modification to, an existing product, we generally must first receive either 510(k) clearance or de novo authorization or approval of a premarket approval application, or PMA, from the FDA. Similarly, most major markets for medical devices outside the U.S. also require clearance, approval, authorization or compliance with certain standards before a product can be commercially marketed. In the EU, the EU MDR went into effect in May 2021 and includes significant additional pre- and post-market requirements. The process of obtaining regulatory clearances and approvals to market a medical device, particularly from the FDA and certain foreign government authorities, can be costly and time consuming, and clearances and approvals might not be granted for new products on a timely basis, if at all. In addition, once a device has been cleared or approved, a new clearance or approval may be required before the device may be modified or its labeling changed. Furthermore, the FDA or a foreign government authority may make its review and clearance or approval process more rigorous, which could require us to generate additional clinical or other data, and expend more time and effort, in obtaining future product clearances or approvals. The regulatory clearance and approval process may result in, among other things, delayed realization of product revenues, substantial additional costs or limitations on indicated uses of products, any one of which could have a material adverse effect on our financial condition and results of operations. Even after a product has received marketing approval or clearance, such product approval or clearance can be withdrawn or limited due to unforeseen problems with the device or issues relating to its application, or the FDA or a foreign government authority may change the classification of a product, which could require additional clinical studies and new marketing submissions.
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
Further, the Affordable Care Act imposed annual reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians or teaching hospitals. Effective January 2021, we are required to collect and report information on payments or transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists (including anesthesiology assistants) and certified nurse-midwives. The reported information is made publicly available in a searchable format. In addition, device manufacturers are required to report and disclose any ownership or investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for each payment, transfer of value or ownership or investment interests not reported in an annual submission, up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”).
There are also certain states, including Connecticut, Massachusetts, and Vermont, that require device manufacturers to track and report payments or transfers of value provided to certain health care providers and health care entities. In addition, some states, such as California, Connecticut, Nevada and Massachusetts, mandate implementation of compliance programs that include the tracking and reporting of gifts, compensation for consulting and other services, and other remuneration to healthcare providers. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with the different compliance and/or reporting requirements among a number of jurisdictions increases the possibility that we may inadvertently violate one or more of the requirements, resulting in increased compliance costs that could adversely impact our results of operations.
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
In addition, on October 10, 2019, the attorneys general of 15 states and the District of Columbia sent a letter to the EPA urging that the EPA promptly propose and finalize stricter standards for ethylene oxide emissions. Among other things, the attorneys general stated that the current EPA standard for ethylene oxide fails to adequately protect workers and communities, and that the use of ethylene oxide, particularly in the medical device sterilization industry, must be reduced. On December 12, 2019, the EPA issued an Advance Notice of Proposed Rulemaking to solicit information and request comments that will aid in the EPA’s future revisions of the regulations concerning ethylene oxide omissions. Subsequently, on September 13, 2021, the EPA issued an information collection request to commercial sterilization facilities to gather additional information and data about ethylene oxide sterilization processes and emissions. The EPA has indicated it expects to issue a proposed rule in 2022. Any additional regulatory restrictions on the emission of ethylene oxide by sterilization facilities might impair our ability to provide sufficient quantities of sterilized products to our customers and compel us to seek sterilization alternatives that do not entail the use of ethylene oxide. We cannot assure that we would be able to identify such alternatives. In the event we were to experience any disruptions in our ability to sterilize our products, whether due to capacity constraints or regulatory or other impediments (including, among other things, regulatory initiatives directed generally to sterilization facilities that utilize ethylene oxide), or we are unable to transition to alternative facilities in a timely or cost effective manner in the event one or more of the facilities we use is affected, we could experience a material adverse impact with respect to our results of operations and financial condition.
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
In connection with certain of our completed acquisitions, we have agreed to pay consideration that is contingent upon the achievement of specified objectives, such as receipt of regulatory approval, commercialization of a product or achievement of sales targets. As of the acquisition date, we record a contingent liability representing the estimated fair value of the contingent consideration we expect to pay. On a quarterly basis, we reassess these obligations and, in the event our estimate of the fair value of the contingent consideration changes, we record increases or decreases in the fair value as an adjustment to operating earnings, which could have a material impact on our results of operations. As of December 31, 2021, we accrued $9.8 million of contingent consideration, most of which related to our acquisition of Z-Medica, LLC ("Z-Medica"). In addition, actual payments may differ materially from the amount of the contingent liability, which could have a material impact on our results of operations, cash flows and liquidity. For information regarding assumptions related to our contingent consideration liabilities, see “Critical Accounting Policies and Estimates” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. For additional information regarding our acquisitions, see Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K.
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
We have significant manufacturing and distribution facilities, research and development facilities, sales personnel and customer support operations in a number of countries outside the U.S., including Belgium, the Czech Republic, Ireland, Malaysia and Mexico. In addition, a significant portion of our non-U.S. revenues are derived from sales to third party distributors. As of December 31, 2021, approximately 70% of our full-time employees were employed in countries outside of the U.S., and approximately 50% of our net property, plant and equipment was located outside the U.S. In addition, for the years ended December 31, 2021, 2020 and 2019, 37%, 38% and 38%, respectively, of our net revenues (based on the Teleflex entity generating the sale) were derived from operations outside the U.S.
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
Additionally, in connection with the ongoing conflict between Russia and Ukraine, the U.S. government has imposed enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia, and has indicated it will consider imposing additional sanctions and other similar measures in the near future. Although our sales into Russia did not constitute a material portion of our total revenue in 2021, further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which could adversely affect our business and/or our supply chain, business partners or customers in the broader region.
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
As of December 31, 2021, approximately 9% of our employees in the U.S. and in other countries were covered by union contracts or collective bargaining arrangements. It is likely that a portion of our workforce will remain covered by collective bargaining and similar agreements for the foreseeable future. Strikes or work stoppages could occur that would adversely impact our relationships with our customers and our ability to conduct our business.
Risks Relating to our Financing Arrangements
Our substantial indebtedness could adversely affect our business, financial condition or results of operations.
As of December 31, 2021, we had total consolidated indebtedness of $1.9 billion.
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
Our senior credit agreement and the indentures governing our 4.625% senior notes due 2027 (the "2027 Notes") and our 4.25% Senior Notes due 2028 (the "2028 Notes" and, together with the 2027 Notes, the "Senior Notes") contain covenants that, among other things, impose significant restrictions on our business. The restrictions that these covenants place on us and our restricted subsidiaries collectively include limitations on our and their ability to, among other things:
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
We are not restricted from issuing additional shares of our common stock or other instruments convertible into our common stock. As of December 31, 2021, we had outstanding approximately 46.9 million shares of our common stock, options to purchase 1.1 million shares of our common stock (of which approximately 0.9 million were vested as of that date), restricted stock units covering 0.2 million shares of our common stock (which are expected to vest over the next three years), performance stock units covering a maximum of 42,272 shares of our common stock (which may vest in early 2021, depending on our performance with regard to specified financial measures and market performance of our common stock compared to designated public companies) and 3,108 shares of our common stock to be distributed from our deferred compensation plan. As of December 31, 2021, 3.1 million shares of our common stock were reserved for issuance upon the exercise of stock options. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock.
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
Certain provisions in the indentures governing the Senior Notes could make it more difficult or more expensive for a third party to acquire us. Upon an acquisition event that constitutes a “change of control,” as defined in the indentures governing the Senior Notes, coupled with a downgrade in the ratings of the Senior Notes, holders of such notes will have the right to require us to purchase their notes in cash. Our obligations under the Senior Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, and accordingly could cause a reduction in the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.    PROPERTIES
We own or lease approximately 90 properties consisting of manufacturing plants, engineering and research centers, distribution warehouses, offices and other facilities. We believe that the properties are maintained in good operating condition and are suitable for their intended use. In general, our facilities meet current operating requirements for the activities currently conducted within the facilities.
Our major facilities (those with 50,000 or greater square feet) at December 31, 2021 are as follows:

Location	Primary use	Square Footage	Owned or Leased
Olive Branch, MS	Distribution warehouse	627,000	Leased
Kamunting, Malaysia	Manufacturing	286,000	Owned
Nuevo Laredo, Mexico	Manufacturing	277,000	Leased
Asheboro, NC	Manufacturing	204,000	Owned
Tecate, Mexico	Manufacturing	172,000	Owned
Chihuahua, Mexico	Manufacturing	153,000	Owned
Maple Grove, MN	Manufacturing	129,000	Owned
Morrisville, NC	Office administration	121,000	Leased
Zdar Nad Sazauou, Czech Republic	Manufacturing	108,000	Owned
Trenton, GA	Manufacturing	102,000	Owned
Chihuahua, Mexico	Manufacturing	100,000	Leased
Hradec Kralove, Czech Republic	Manufacturing	92,000	Owned
Chelmsford, MA	Manufacturing	91,000	Leased
Kulim, Malaysia	Manufacturing	90,000	Owned
Kernen, Germany	Manufacturing	86,000	Leased
Wayne, PA	Office administration	84,000	Leased
Jaffrey, NH	Manufacturing	81,000	Owned
Kamunting, Malaysia	Manufacturing	77,000	Leased
Pleasanton, CA	Manufacturing	76,000	Leased
Chihuahua, Mexico	Manufacturing	63,000	Owned
Reading, PA	Engineering and research	63,000	Leased
Limerick, Ireland	Manufacturing	59,000	Owned
Mansfield, MA	Manufacturing	57,000	Leased
Plymouth, MN	Manufacturing	55,000	Leased
Bad Liebenzell, Germany	Manufacturing	53,000	Leased
Operations in each of our business segments are conducted at locations both in and outside of the U.S. Of the facilities listed above, with the exception of Plymouth, MN, Jaffrey, NH, Mansfield, MA, Trenton, GA, and Limerick,

Ireland, which are used solely for the OEM segment, our facilities generally serve more than one business segment and are often used for multiple purposes, such as administrative/sales, manufacturing and warehousing/distribution.
In addition to the properties listed above, we own or lease approximately 700,000 square feet of additional warehousing, manufacturing and office space worldwide.

ITEM 3.    LEGAL PROCEEDINGS
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, contracts, employment and environmental matters. As of December 31, 2021 and 2020, we accrued liabilities of $0.2 million and $0.3 million respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows. See Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “TFX.” As of February 22, 2022, we had 387 holders of record of our common stock. A substantially greater number of holders of our common stock are beneficial owners whose shares are held by brokers and other financial institutions for the accounts of beneficial owners.
Stock Performance Graph
The following graph provides a comparison of five year cumulative total stockholder returns of Teleflex common stock, the Standard & Poor’s (S&P) 500 Stock Index and the S&P 500 Healthcare Equipment & Supply Index. The annual changes for the five-year period shown on the graph are based on the assumption that $100 had been invested in Teleflex common stock and each index on December 31, 2016 and that all dividends were reinvested.
MARKET PERFORMANCE

Company / Index	2016	2017	2018	2019	2020	2021
Teleflex Incorporated	100.00	155.41	162.32	237.41	260.57	208.73
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
S&P 500 Healthcare Equipment & Supply Index	100.00	131.39	150.11	194.54	231.13	277.11

ITEM 6.     RESERVED
Not applicable.

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
We evaluate our portfolio of products and businesses on an ongoing basis to ensure alignment with our overall objectives. Based on our evaluation, we may seek to optimize utilization of our facilities through restructuring initiatives designed to further reduce our cost base and enhance our competitive position. In addition, we may continue to explore opportunities to expand the size of our business and improve our margins through a combination of acquisitions and distributor to direct sales conversions, which generally involve our elimination of a distributor from the sales channel, either by acquiring the distributor or terminating the distributor relationship (in some instances, particularly in Asia, the conversions involve our acquisition or termination of a master distributor and the continued sale of our products through sub-distributors). Our distributor to direct sales conversions are designed to facilitate improved product pricing and more direct access to the end users of our products within the sales channel. Further, we may identify opportunities to expand our margins through strategic divestitures of existing businesses and product lines that do not meet our objectives.
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
Net revenues attributable to our Divested respiratory business recognized prior to the Respiratory business divestiture are included within each of our geographic segments and were $60.7 million for the year ended December 31, 2021, and $138.5 million for the year ended December 31, 2020. For the year ended December 31, 2021, we recognized $51.1 million in net revenues attributed to services provided to Medline in accordance with the MSTA, which are presented within our Americas reporting segment.
COVID-19 pandemic and related economic factors
Beginning in the first half of 2020, the challenges arising from the COVID-19 pandemic have adversely impacted our financial results, mainly as a result of a decline in demand for certain of our products, and have had an effect on various aspects of our global operations and employees resulting from precautionary and preventive measures to reduce the spread of COVID-19. Our business has been impacted by travel restrictions, border closures and quarantines as they affect our various sites, including our manufacturing sites. We have also experienced inefficiencies in our manufacturing operations due to temporary or partial work stoppages as well as government-mandated and self-imposed restrictions placed on, and safety measures implemented at, our facilities globally. The challenges arising from the pandemic have also impacted our contractors, suppliers, customers and other business partners and have generally had an adverse effect on macroeconomic conditions across the globe. Accordingly, this has impacted various aspects of our global supply chain, including causing logistical transport challenges for our freight transport providers, and has resulted in cost inflation. While we have not yet experienced significant disruptions in the global supply chain for our products that are in high demand, we have in some cases experienced lengthened delivery times, resulting in backorders for some of our products. We continue to monitor the impacts resulting from the pandemic on our operations.
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
For a discussion of our results of operations comparison for 2020 and 2019, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on February 25, 2021.
Comparison of 2021 and 2020
Revenues

	2021	2020
Net Revenues	$2,809.6	$2,537.2
Net revenues for the year ended December 31, 2021 increased by $272.4 million, or 10.7%,compared to the prior year, which was primarily attributable to a $94.4 million increase in sales volume of existing products, largely stemming from the impact that the COVID-19 pandemic had on the prior year, net revenues of $70.4 million generated by acquired businesses, primarily Z-Medica, a $50.0 million increase in new product sales and $44.9 million of favorable fluctuations in foreign currency exchange rates.
Gross profit

	2021	2020
Gross profit	$1,549.6	$1,324.9
Percentage of revenues	55.2%	52.2%
For the year ended December 31, 2021, gross margin increased 300 basis points, or 5.7%, compared to the prior year period primarily due to higher sales volumes largely stemming from the impact that the COVID-19 pandemic had on the prior year, benefits from cost improvement initiatives, price increases and favorable product mix. The increases in gross margin were partially offset by an increase in logistics and distribution costs, largely stemming from the enduring impact of the COVID-19 pandemic.
Selling, general and administrative

	2021	2020
Selling, general and administrative	$860.1	$743.6
Percentage of revenues	30.6%	29.3%
Selling, general and administrative expenses increased $116.5 million for the year ended December 31, 2021, compared to the prior year. The increase was primarily attributable to the benefit recognized in the prior year resulting from decreases in the estimated fair value of our contingent consideration liabilities stemming from the adverse impacts of the COVID-19 pandemic, higher selling and marketing expenses across certain of our product portfolios, operating expenses incurred by acquired businesses, primarily Z-Medica, and higher performance related employee-benefit expenses.
Research and development

	2021	2020
Research and development	$130.8	$119.7
Percentage of revenues	4.7%	4.7%
Research and development expenses increased $11.1 million for the year ended December 31, 2021, compared to the prior year, which was primarily attributable to European Union Medical Device Regulation ("EU MDR") related costs partially offset by lower project spend within certain of our product portfolios.
Restructuring and impairment charges
Respiratory divestiture plan
In 2021, in connection with the Respiratory business divestiture, we committed to a restructuring plan designed to separate the manufacturing operations that will be transferred to Medline from those that will remain with Teleflex, which includes related workforce reductions (the “Respiratory divestiture plan”). The plan includes expanding certain of our existing locations to accommodate the transfer of capacity from the sites that will be transferred to Medline and replicating the manufacturing processes at alternate existing locations. We expect this plan will be substantially completed by the end of 2023.
We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the Respiratory divestiture plan of $24 million to $30 million and substantially all of these charges will result in cash outlays, the majority of which will be made in 2022 and 2023. Additionally, we expect to incur $22 million to $28 million in aggregate capital expenditures under the plan, which we expect will be incurred mostly in 2022 and 2023.
2021 Restructuring plan
During the first quarter of 2021, we committed to a restructuring plan designed to streamline various business functions across our segments (the "2021 Restructuring plan"). The plan was substantially completed by the end of 2021 and we expect future restructuring charges associated with the program, if any, to be nominal. We will achieve annual pre-tax savings of $15 million as a result of this plan.
Anticipated charges and pre-tax savings related to restructuring programs and other similar cost savings initiatives
We have ongoing restructuring programs consisting of the consolidation of our manufacturing operations (referred to as our 2019, 2018 and 2014 Footprint realignment plans) in addition to the Respiratory divestiture plan and the 2021 Restructuring plan, both as described above. We also have similar ongoing activities to relocate certain manufacturing operations within our OEM segment (the "OEM initiative") that do not meet the criteria for a restructuring program under applicable accounting guidance; nevertheless, the activities should result in cost savings (we expect only minimal costs to be incurred in connection with the OEM initiative). With respect to the restructuring programs and the OEM initiative, the table below summarizes charges incurred or estimated to be incurred and estimated annual pre-tax savings to be realized as follows: (1) with respect to charges (a) the estimated total charges that will have been incurred once the restructuring programs and the OEM initiative are completed; (b) the charges incurred through December 31, 2021; and (c) the estimated charges to be incurred from January 1, 2022 through the last anticipated completion date of the restructuring programs and the OEM initiative, and (2) with respect to estimated annual pre-tax savings (a) the estimated total annual pre-tax savings to be realized once the restructuring programs and OEM initiative are completed; (b) the estimated annual pre-tax savings realized based on the progress of the restructuring programs and the OEM initiative through December 31, 2021; and (c) the estimated additional annual pre-tax savings to be realized from January 1, 2022 through the last anticipated completion date of the restructuring programs and the OEM initiative.
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

	Restructuring programs and other similar cost saving initiatives
	Estimated Total	Actual results through December 31, 2021	Estimated Remaining
Restructuring charges - Restructuring plans (1)	$102 - $110	$99	$3 - $11
Restructuring charges - Respiratory divestiture plan	5 - 8	3	2 - 5
Total restructuring charges	107 - 118	102	5 - 16
Restructuring related charges - Restructuring plans (1)	128 - 146	101	27 - 45
Restructuring related charges - Respiratory divestiture plan	19 - 22	3	16 - 19
Total restructuring related charges (2)	147 - 168	104	43 - 64
Total charges	$254 - $286	$206	$48 - $80

OEM initiative annual pre-tax savings	$6 - $7	$2	$4 - $5
Pre-tax savings- Restructuring plans (1) (3)	88 - 97	55	33 - 42
Total annual pre-tax savings	$94 - $104	$57	$37 - $47
(1)Restructuring plans consist of the 2021 Restructuring program and the 2019, 2018 and 2014 Footprint realignment plans.
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
(3)The majority of the pre-tax savings are expected to result in reductions to cost of goods sold. Substantially all of the estimated remaining savings are expected to be realized between January 1, 2022 and December 31, 2023.
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
We estimate that we will incur charges totaling $54 million to $60 million under the plan, of which we estimate that $48 million to $54 million of these charges will result in future cash outlays. We expect to incur $31 million to $33 million in total capital expenditures under the plan.
We expect to achieve annual pre-tax savings of $20 million to $22 million once the plan is fully implemented.
2018 Footprint realignment plan
In May 2018, we initiated a restructuring plan involving the relocation of certain European manufacturing operations to existing lower-cost locations, the outsourcing of certain European distribution operations and related workforce reductions (the "2018 Footprint realignment plan"). These actions are expected to be substantially completed by the end of 2022.
We estimate that we will incur total charges in connection with the 2018 Footprint realignment plan of $110 million to $128 million, of which, we estimate that $99 million to $122 million of these charges will result in future cash outlays. Additionally, we expect to incur $15 million to $16 million in total capital expenditures under the plan.
We expect to achieve annual pre-tax savings of $25 million to $30 million once the plan is fully implemented.
2014 Footprint realignment plan
In April 2014, we initiated a restructuring plan involving the consolidation of operations and a related reduction in workforce at certain facilities, and the relocation of manufacturing operations from certain higher-cost locations to existing lower-cost locations (the "2014 Footprint realignment plan"). We expect the plan will be substantially completed by the end of 2022.
We estimate that we will incur total charges of $53 million to $55 million, which we expect will result in cash outlays of $43 million to $46 million, and total capital expenditures of $26 million to $27 million under the plan.
We expect to achieve annual pre-tax savings of $28 million to $30 million once the plan is fully implemented.
The following table provides information regarding restructuring charges we have incurred with respect to each of our restructuring programs, as well as impairment charges, for the years ended December 31, 2021, 2020, and 2019. The restructuring charges listed in the table primarily consist of termination benefits.

	2021	2020
Respiratory divestiture plan	$2.7	$—
2021 Restructuring plan	7.4	—
2020 Workforce reduction plan (1)	0.9	8.8
2019 Footprint realignment plan	0.3	1.5
2018 Footprint realignment plan	2.5	6.0
2014 Footprint realignment plan	0.3	0.6
Other restructuring programs	0.9	0.2
Impairment charges (2)	6.7	21.4
Total	$21.7	$38.5
(1)During the second quarter of 2020, we committed to a workforce reduction designed to improve profitability and reduce cost primarily by streamlining certain sales and marketing functions in our EMEA segment and certain manufacturing operations in our OEM segment (the "2020 Workforce reduction plan"). The plan was substantially completed at the end of 2020.
(2)For the year ended December 31, 2021, we recorded impairment charges of $6.7 million related to our decision to abandon intellectual property and other assets primarily associated with our respiratory product portfolio that was not transferred to Medline as part of the Respiratory business divestiture. For the year ended December 31, 2020, we recorded impairment charges of $21.4 million, related to our decision to abandon certain intellectual property and other assets associated with our surgical product portfolio.
Interest expense

	2021	2020
Interest expense	$57.0	$66.5
Average interest rate on debt during the year	2.2%	2.5%
The decrease in interest expense for the year ended December 31, 2021 compared to the prior year was primarily due to the redemption of the 4.875% Senior Notes due 2026 (the “2026 Notes”) resulting in a lower average interest rate and lower average debt outstanding after subsequent debt pay downs using proceeds from the Respiratory business divestiture and operating cash flows.
Gain on sale of business and assets

	2021	2020
Gain on sale of business and assets	$91.2	$—
During the year ended December 31, 2021, we recognized a gain related to the Respiratory business divestiture.

Loss on extinguishment of debt

	2021	2020
Loss on extinguishment of debt	$13.0	$—
During the year ended December 31, 2021, we prepaid the $400 million aggregate outstanding principal amount under our 4.875% Senior Notes due 2026 (the "2026 Notes"). In addition to the prepayment of principal, we paid to the holders of the 2026 Notes a $9.8 million prepayment make-whole amount plus accrued and unpaid interest. We recorded the prepayment make-whole amount and a $3.2 million write-off of unamortized debt issuance costs as a loss on extinguishment of debt.
Taxes on income from continuing operations

	2021	2020
Effective income tax rate	13.3%	6.1%
We generate substantial earnings from our non-U.S. operations. A number of the non-U.S. jurisdictions in which we file tax returns historically have had tax rates that are lower than the U.S. statutory tax rate; as a result, our consolidated effective income tax rate for 2021 and earlier years has been substantially below the U.S. statutory tax rate. The principal non-U.S. jurisdictions in which the tax rate in 2021 and earlier years was lower than the U.S. statutory tax rate and from which we derived substantial earnings included Ireland, Bermuda and Singapore.
The effective income tax rate for 2021 reflects tax expense associated with the Respiratory business divestiture. The effective tax rate for 2020 reflects non-taxable contingent consideration adjustments, recognized in connection with a decrease in the fair value of our contingent consideration liabilities. Additionally, the effective tax rates for both 2021 and 2020 reflect a net excess tax benefit related to share-based compensation and a tax benefit relating to the revaluation of state deferred tax assets and liabilities due to business integrations and other changes. See Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Segment Results
Segment Net Revenues

	Year Ended December 31		% Increase/(Decrease)
	2021	2020	2021 vs 2020
Americas	$1,659.3	$1,465.0	13.3
EMEA	606.8	584.9	3.8
Asia	297.8	267.0	11.5
OEM	245.7	220.3	11.5
Segment Net Revenues	$2,809.6	$2,537.2	10.7
Segment Operating Profit

	Year Ended December 31,		% Increase/(Decrease)
	2021	2020	2021 vs 2020
Americas	$424.2	$401.4	5.7
EMEA	94.9	81.3	16.6
Asia	84.6	51.2	65.2
OEM	56.2	44.9	25.3
Segment Operating Profit (1)	$659.9	$578.8	14.0
(1)See Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K for a reconciliation of segment operating profit to our consolidated income from continuing operations before interest, loss on extinguishment of debt and taxes.
Americas
Americas net revenues for the year ended December 31, 2021 increased $194.3 million, or 13.3%, compared to the prior year, which was primarily attributable to a $68.9 million increase in sales volumes of existing products largely stemming from the impact that the COVID-19 pandemic had on the prior year, net revenues of $60.6 million generated by the Z-Medica acquisition, a $32.9 million increase in new product sales and, to a lesser extent, price increases.

Americas operating profit for the year ended December 31, 2021 increased $22.8 million, or 5.7%, compared to the prior year, which was primarily attributable to an increase in gross profit resulting from higher sales partially offset by a benefit recognized in the prior year resulting from decreases in the estimated fair value of our contingent consideration liabilities stemming from the impacts of the COVID-19 pandemic and expenses incurred by Z-Medica.
In November 2021, the Center for Medicare and Medicaid Services (CMS) published its Physician Fee Schedule (PFS) and Outpatient Prospective Payment System (OPPS) rates for calendar year 2022. The rules, among other things, provide for updates with respect to the rates used to determine the reimbursement amounts received by healthcare providers across a broad range of healthcare procedures, including our UroLift System procedure. Specifically, for UroLift procedures performed in a physician office setting, the reimbursement rates outlined in the PFS will be reduced by 19-21%, as compared to 2021, and will be phased in over four years, while the reimbursement rates outlined in the OPPS for UroLift procedures performed in the hospital outpatient or ambulatory surgical center setting are 3% higher as compared to 2021. On December 10, 2021, President Biden signed into law the “Protecting Medicare and American Farmers from Sequester Cuts Act”. Among other things, the law increased the conversion factor in the PFS by 3% for 2022 versus the final rule issued in November. While it is uncertain how the changes in reimbursement rates will impact the financial performance of the Interventional Urology product portfolio over time, we do not anticipate the changes will have a significant impact on the financial performance of our Interventional Urology product portfolio in 2022. We anticipate that this decision may cause our provider community to migrate patients to the ambulatory surgical center or hospital outpatient setting. Going forward, we plan to implement strategies to limit any negative impacts on patient access to safe and effective clinical care in the office setting.
EMEA
EMEA net revenues for the year ended December 31, 2021 increased $21.9 million, or 3.8%, compared to the prior year, which was primarily attributable to $25.9 million of favorable fluctuations in foreign currency exchange rates partially offset by a $10.5 million decrease in sales volumes attributed to the Respiratory business divestiture.
EMEA operating profit for the year ended December 31, 2021 increased $13.6 million, or 16.6%, compared to the prior year, which was primarily attributable to favorable fluctuations in foreign currency exchange rates and an increase in gross profit resulting from favorable mix partially offset by an increase in EU MDR costs within research and development.
Asia
Asia net revenues for the year ended December 31, 2021 increased $30.8 million, or 11.5%, compared to the prior year, which was primarily attributable to a $13.1 million net increase in sales volumes of existing products largely stemming from the impact that the COVID-19 pandemic had on the prior year, $12.4 million of favorable fluctuations in foreign currency exchange rates and $9.3 million in new product sales. The increases in net revenues were partially offset by a $9.0 million decrease in sales volumes attributed to the Respiratory business divestiture.
Asia operating profit for the year ended December 31, 2021 increased $33.4 million, or 65.2%, compared to the prior year, which was primarily attributable to an increase in gross profit resulting from higher sales, favorable fluctuations in foreign currency exchange rates and a benefit from the reversal of a contingent liability related to tariffs imposed by Chinese authorities, which is described further in Note 17 to the consolidated financial statements. The increases in operating profit were partially offset by an increase in selling expenses to support higher sales.
OEM
OEM net revenues for the year ended December 31, 2021 increased $25.4 million, or 11.5% compared to the prior year which was primarily attributable to a $13.7 million increase in sales volumes of existing products largely stemming from the impact that the COVID-19 pandemic had on the prior year, a $5.8 million increase in new product sales and net revenues generated by the HPC acquisition.
OEM operating profit for the year ended December 31, 2021 increased $11.3 million, or 25.3%, compared to the prior year, which was primarily attributable to an increase in gross profit resulting from higher sales.

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is our cash flows provided by operating activities. Our cash flows provided by operating activities are reduced by cash used to, among other things, fulfill contractual obligations for minimum lease payments under noncancellable operating leases, which often extend beyond one year; the weighted average remaining lease term of our operating lease portfolio is 7.9 years. Our cash flows provided by operating activities are also reduced by cash used for unconditional legally binding commitments to purchase goods or services (i.e. purchase obligations), which primarily related to inventory expected to be purchased within one year. Our net cash provided by operating activities was significantly in excess of amounts paid pursuant to these contractual obligations for the years ended December 31, 2021, 2020 and 2019.
Other significant factors that affect our overall management of liquidity include contractual obligations such as scheduled principal and interest payments with respect to outstanding indebtedness, tax on deemed repatriation of non-U.S. earnings, which will be paid annually over the next four years, and annual pension funding. We may also be obligated to make payments for contingent consideration due to past acquisitions, the timing and amount of which may be uncertain, and the magnitude of which can vary from year to year. Other significant factors that affect our liquidity include certain actions controlled by management such as capital expenditures, acquisitions, dividends and incremental pension and post-retirement benefit payments. See Note 10, Note 12, Note 15 and Note 16 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
We believe our cash flow from operations, available cash and cash equivalents and borrowings under our revolving credit facility (which is provided for under the Credit Agreement) and accounts receivable securitization facility will enable us to fund our operating requirements, capital expenditures and debt obligations for the next 12 months and the foreseeable future.
Of our $445.1 million of cash and cash equivalents at December 31, 2021, $352.5 million was held at non-U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis.
In December 2021, we executed an intra-company transfer in which certain intellectual property rights held by several of our subsidiaries were contributed to a non-U.S. subsidiary. The transfer accelerated certain taxable income into the year ended December 31, 2021; however, the related current tax expense of $73.2 million, which is payable in 2022, was substantially offset by the reversal of existing deferred tax liabilities.
We have entered into cross-currency swap agreements with different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate. Under the terms of the cross-currency swap agreements, we notionally exchanged in the aggregate $750 million for €653.1 million. The swap agreements, which begin to expire in October 2023, are designated as net investment hedges and require an exchange of the notional amounts upon expiration or the earlier termination of the agreements. We and the counterparties have agreed to effect the exchange through a net settlement. As a result, we may be required to pay (or be entitled to receive) an amount equal to the difference, on the expiration or earlier termination dates, between the U.S. dollar equivalent of the €653.1 million notional amount and the $750 million notional amount. If, at the expiration or earlier termination of the swap agreements, the U.S. dollar to euro exchange rate has increased or declined by 10% from the rate in effect at the inception of these agreements, we would receive from or be required to pay to the counterparties an aggregate of approximately $75.0 million in respect of the notional settlement. As of December 31, 2021, we had $21.7 million in current assets and $9.6 million in non-current assets related to the fair value of our cross-currency swap agreements. The swap agreements entail risk that the counterparties will not fulfill their obligations under the agreements. However, we believe the risk is reduced because we have entered into separate agreements with different counterparties, all of which are large, well-established financial institutions.
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
Summarized Financial Information – Obligor Group
The 2027 Notes are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the 2027 Notes is guaranteed, jointly and severally, by an enumerated group of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. Summarized financial information for the Parent and

Guarantor Subsidiaries (collectively, the “Obligor Group”) as of and for the year ended December 31, 2021 as follows:

	Year Ended December 31, 2021
	Obligor Group	Intercompany	Obligor Group (excluding intercompany)
Net revenue	$1,975.5	$206.1	$1,769.4
Cost of goods sold	1,037.4	145.4	892.0
Gross profit	938.1	60.7	877.4
Income from continuing operations	208.9	203.0	5.9
Net income	209.1	203.0	6.1

	December 31, 2021
	Obligor Group	Intercompany	Obligor Group (excluding intercompany)
Total current assets	$812.5	$53.6	$758.9
Total assets	3,084.4	1,419.4	1,665.0
Total current liabilities	879.7	523.6	356.1
Total liabilities	3,541.2	886.8	2,654.4
The same accounting policies as described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 are used by the Parent Company and each of its subsidiaries in connection with the summarized financial information presented above. The Intercompany column in the table above represents transactions between and among the Obligor Group and non-guarantor subsidiaries (i.e. those subsidiaries of the Parent Company that have not guaranteed payment of the 2027 Notes). Obligor investments in non-guarantor subsidiaries and any related activity are excluded from the financial information presented above. The summarized financial information presented above for the Obligor Group as of and for the year ended December 31, 2021 gives effect to the 2028 Notes issued in a private offering in May 2020.
See "Financing Arrangements" below as well as Note 10 and Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K for further information related to our borrowings and financial instruments.

Cash Flows
The following table provides a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2021	2020
Cash flows from continuing operations provided by (used in):
Operating activities	$652.1	$437.1
Investing activities	156.7	(837.8)
Financing activities	(715.8)	455.2
Cash flows used in discontinued operations	(0.7)	(0.7)
Effect of exchange rate changes on cash and cash equivalents	(23.1)	21.0
Increase (decrease) in cash and cash equivalents	$69.2	$74.8
Cash Flow from Operating Activities
Net cash provided by operating activities from continuing operations was $652.1 million during 2021, and $437.1 million during 2020. The $215.0 million increase was primarily attributable to favorable operating results and lower contingent consideration payments. Net cash provided by operating activities from continuing operations also reflects $33.8 million of proceeds received from the Respiratory business divestiture attributed to performance obligations under the MSTA, which were largely offset by tax payments related to the Respiratory business divestiture.

Cash Flow from Investing Activities
Net cash provided by investing activities from continuing operations was $156.7 million during 2021, primarily consisted of $224.0 million in net proceeds from the Respiratory business divestiture and capital expenditures of $71.6 million.
Cash Flow from Financing Activities
Net cash used in financing activities from continuing operations was $715.8 million during 2021, which primarily consisted of a net reduction in borrowings of $634.5 million resulting from payments made against our Senior credit facility using proceeds from the Respiratory business divestiture and operating cash flows. Our borrowings were also impacted by the redemption of the $400 million 2026 Notes, which was funded using borrowings under the revolving credit facility. We also made dividend payments of $63.6 million and contingent consideration payments of $31.4 million.
For a discussion of our cash flow comparison for 2020 and 2019, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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

	2021	2020
Net cash provided by operating activities from continuing operations	$652.1	$437.1
Less: Capital expenditures	71.6	90.7
Free cash flow	$580.5	$346.4

Financing Arrangements

The following table provides our net debt to total capital ratio:

	2021	2020
Net debt includes:
Current borrowings	$110.0	$100.5
Long-term borrowings	1,740.1	2,377.9
Unamortized debt issuance costs	13.4	19.6
Total debt	1,863.5	2,498.0
Less: Cash and cash equivalents	445.1	375.9
Net debt	1,418.4	2,122.1
Total capital includes:
Net debt	1,418.4	2,122.1
Shareholders’ equity	3,754.7	3,336.5
Total capital	$5,173.1	$5,458.6
Percent of net debt to total capital	27.4%	38.9%
Fixed rate debt comprised 53.7% and 56.0% of total debt at December 31, 2021 and 2020, respectively. The slight decline in fixed rate borrowings as a percentage of total borrowings as of December 31, 2021 compared to the prior year was due to the redemption of the 2026 Notes.

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
At December 31, 2021, we had $141.0 million in borrowings outstanding and $1.8 million in outstanding standby letters of credit under our $1.0 billion revolving credit facility.
The Credit Agreement contains covenants that, among other things and subject to certain exceptions, place limitations on our ability, and the ability of our subsidiaries, to incur additional indebtedness; create additional liens; enter into a merger, consolidation or amalgamation or other defined "fundamental changes," dispose of certain assets, make certain investments or acquisitions, pay dividends, or make other restricted payments, enter into swap agreements or enter into transactions with our affiliates. Additionally, the Credit Agreement contains financial covenants that, subject to specified exceptions, require us to maintain a consolidated total net leverage ratio of not more than 4.50 to 1.00 and a consolidated interest coverage ratio (generally, Consolidated EBITDA for the four most recent fiscal quarters ending on or preceding the date of determination to Consolidated Interest Expense, as defined in the Credit Agreement, paid in cash for such period) of not less than 3.50 to 1.00. As of December 31, 2021, we were in compliance with the covenants in the Credit Agreement.
Redemption of 2026 Senior Notes
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
2027 and 2028 Senior Notes
As of December 31, 2021, the outstanding principal amount of our 2027 Notes and 2028 Notes (collectively the "Senior Notes") was $500 million, respectively. The indenture governing the Senior Notes contains covenants that, among other things among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions. The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our existing and future 100% owned domestic subsidiaries that are a guarantor or other obligor under the Credit Agreement and by certain of our other 100% owned domestic subsidiaries. As of December 31, 2021, we were in compliance with all of the terms of our Senior Notes.
Accounts receivable securitization
We have an accounts receivable securitization facility under which we sell an undivided interest in domestic accounts receivable for consideration of up to $75 million to a commercial paper conduit. As of December 31, 2021 and 2019, we borrowed the maximum amount available of $75 million under this facility. This facility is utilized to provide increased flexibility in funding short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of our counterparty to terminate this facility. As of December 31, 2021, we were in compliance with the covenants and none of the termination events had occurred.
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
An allowance for credit losses is maintained for trade accounts receivable based on the expected collectability of accounts receivable and the losses expected to be incurred over the life of our receivables. Considerations to determine credit losses include our historical collection experience, the length of time an account is outstanding, the financial position of the customer, information provided by credit rating services as well as the consideration of events or circumstances indicating historic collection rates may not be indicative of future collectability. Our allowance for credit losses was $10.8 million and $12.9 million at December 31, 2021 and 2020, respectively, which constituted 2.6% and 3.0% of gross trade accounts receivable at December 31, 2021 and 2020, respectively. The current portion of the allowance for credit losses, which was $6.0 million and $8.1 million as of December 31, 2021 and 2020, respectively, was recognized as a reduction of accounts receivable, net.
Although we maintain an allowance for credit losses to cover the estimated losses which may occur when customers cannot make their required payments, we cannot be assured that the allowances will be sufficient to cover future losses given the volatility in the worldwide economy and the possibility that other, unanticipated events may adversely affect collectability of the accounts. If our allowance for credit losses is insufficient to address receivables we ultimately determine are uncollectible, we would be required to incur additional charges, which could materially adversely affect our results of operations. Moreover, our inability to collect outstanding receivables could adversely affect our financial condition and cash flow from operations.
Distributor Rebates
We offer rebates to certain distributors and record a reserve with respect to the estimated amount of the rebates as a reduction of revenues at the time of sale. In estimating rebates, we consider the lag time between the point of sale and the payment of the distributor’s rebate claim, distributor-specific trend analyses, contractual commitments, including stated rebate rates, historical experience and other relevant information. When necessary, we adjust the reserves, with a corresponding adjustment to revenue, to reflect differences between estimated and actual experience. Historical adjustments to recorded reserves have not been significant and we do not expect significant revisions to the estimated rebates in the future. The reserve for estimated rebates was $26.4 million and $28.5 million at December 31, 2021 and 2020, respectively. We expect to pay amounts subject to the reserve as of December 31, 2021 within 90 days subsequent to year-end.

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
We review the net realizable value of inventory each reporting period and adjusted as necessary.  We regularly compare inventory quantities on hand against historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. In assessing historical usage, we also qualitatively assess business trends to evaluate the reasonableness of using historical information in estimating future usage. Our inventory reserve was $42.7 million and $42.9 million at December 31, 2021 and 2020, respectively.
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
Goodwill
Goodwill impairment assessments are performed at a reporting unit level. For purposes of this assessment, our reporting units are our operating segments, or, in certain cases, a business one level below our operating segments. As the fair values of our reporting units are more likely than not greater than the carrying values, no impairment was recorded as a result of the annual goodwill impairment testing performed during the fourth quarter of 2021.
In applying the goodwill impairment test, we may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, and entity specific factors such as strategies and financial performance. If, after completing the qualitative assessment, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative impairment test described below. Alternatively, we may test goodwill for impairment through the quantitative impairment test without conducting the qualitative analysis.
Under a quantitative impairment test we compare the fair value of a reporting unit to the carrying value. We calculate the fair value of the reporting unit using a combination of two methods; one which estimates the discounted cash flows of the reporting unit based on projected earnings in the future (the Income Approach) and one which is based on revenue and EBITDA of similar businesses to those of the reporting unit in actual transactions (the Market Approach). If the fair value of the reporting unit exceeds the carrying value, there is no impairment. If the reporting unit carrying value exceeds the fair value, we recognize an impairment loss based on the amount the carrying value of the reporting unit exceeds its fair value.
The more significant judgments and assumptions in determining fair value using in the Income Approach include (1) the amount and timing of expected future cash flows, which are based primarily on our estimates of future sales, operating income, industry trends and the regulatory environment of the individual reporting units, (2) the expected long-term growth rates for each of our reporting units, which approximate the expected long-term growth rate of the global economy and of the medical device industry, and (3) the discount rates that are used to estimate present value of the future cash flows, which are based on an assessment of the risk inherent in the future cash flows of the respective reporting units along with various market based inputs. The more significant judgments and assumptions used in the Market Approach include (1) determination of appropriate revenue and EBITDA multiples used to estimate a reporting unit’s fair value and (2) the selection of appropriate comparable companies to be used for purposes of determining those multiples. There were no changes to the underlying methods used in 2021 as compared to the valuations of our reporting units in the past several years.
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
During the year ended December 31, 2021, we recorded impairment charges of $6.7 million related to our decision to abandon intellectual property and other assets primarily associated with our respiratory product portfolio that was not transferred to Medline as part of the Respiratory business divestiture. See "Restructuring and impairment charges" within "Result of Operations" above as well as Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information on these charges.
Share-based Compensation

We estimate the fair value of share-based awards on the date of grant and recognize as expense the value of the portion of the award that is ultimately expected to vest over the requisite service periods. Share-based compensation expense related to stock options is measured using a Black-Scholes option pricing model that takes into account subjective and complex assumptions with respect to the expected life of options, volatility, risk-free interest rate and expected dividend yield. The expected life of options granted represents the period of time that options are expected to be outstanding, which is derived from the vesting period of the award, as well as historical exercise behavior. Expected volatility is based on a blend of historical volatility and implied volatility derived from publicly traded options to purchase our common stock, which we believe is more reflective of market conditions and a better indicator of expected volatility than solely using historical volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option. Share-based compensation expense related to non-vested restricted stock units is measured based on the market price of the underlying stock on the grant date discounted for the risk free interest rate and the present value of expected dividends over the vesting period. Share based compensation expense for 2021 and 2020 was $22.9 million and $20.7 million, respectively.
Contingent Consideration Liabilities

In connection with an acquisition, we may be required to pay future consideration that is contingent upon the achievement of specified objectives, such as receipt of regulatory approval, commercialization of a product or achievement of sales targets. As of the acquisition date, we record a contingent liability representing the estimated fair value of the contingent consideration we expect to pay. We determined the fair value of the contingent consideration liabilities using a discounted cash flow analysis. Significant judgment is required in determining the assumptions used to calculate the fair value of the contingent consideration. Increases in projected revenues and probabilities of payment may result in significantly higher fair value measurements; decreases in these items may have the opposite effect. Increases in discount rates in the periods prior to payment may result in significantly lower fair value measurements; decreases may have the opposite effect. See Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
We remeasure our contingent consideration liabilities each reporting period and recognize the change in the liabilities' fair value within selling, general and administrative expenses in our consolidated statement of income. As of December 31, 2021 and 2020, we accrued $9.8 million and $36.6 million of contingent consideration, respectively.
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
In assessing the realizability of our deferred tax assets, we evaluate positive and negative evidence and use judgments regarding past and future events, including results of operations and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, we determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized, in which case we apply a valuation allowance to offset the amount of such deferred tax assets. To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required. The valuation allowance for deferred tax assets of $143.2 million and $155.0 million at December 31, 2021 and 2020, respectively, relates principally to the uncertainty of the utilization of tax loss and credit carryforwards in various jurisdictions.
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
Interest Rate Risk
We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. The table below provides information regarding the interest rates by year of maturity for our fixed and variable rate debt obligations. Variable interest rates on December 31, 2021 were determined using a base rate of the one-month LIBOR rate plus the applicable spread.

	Year of Maturity
	2022	2023	2024	2025	2026	Thereafter	Total
Fixed rate debt	$—	$—	$—	$—	$—	$1,000.0	$1,000.0
Average interest rate	—%	—%	—%	—%	—%	4.438%	4.438%
Variable rate debt	$110.0	$43.8	$709.7	$—	$—	$—	$863.5
Average interest rate	1.153%	1.479%	1.479%	—%	—%	—%	1.438%
A change of 1.0% in variable interest rates would increase or decrease annual interest expense by $8.6 million based on our outstanding debt as of December 31, 2021.
Foreign Currency Risk
The global nature of our operations exposes us to foreign currency risks. These risks include exposure from the effect of fluctuating exchange rates on payables and receivables as well as intercompany loans relating to transactions that are denominated in currencies other than a location’s functional currency and exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period. Our principal currency exposures relate to the Euro, Chinese Renminbi, Canadian Dollar, Malaysian Ringgit, Mexican Peso, British Pound, and Czech Koruna. We utilize foreign currency forward exchange contracts and cross-currency interest rate swap contracts to attempt to minimize our exposure to these risks. Gains and losses on these contracts substantially offset losses and gains on the underlying hedged transactions.
As of December 31, 2021, the total notional amount for the foreign currency forward exchange contracts and cross-currency interest rates swap contracts, expressed in U.S. dollars, was $310.7 million and $750.0 million, respectively. A sensitivity analysis of changes in fair value of these contracts outstanding as of December 31, 2021, while not predictive in nature, indicated that a hypothetical 10% increase/decrease in the value of the U.S. dollar against all currencies would increase/decrease the fair value of these contracts by $78.9 million, the majority of which relates to the cross-currency interest rate swap contracts.
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
(c) Change in Internal Control over Financial Reporting
At the beginning of October 2021, we integrated the enterprise resource planning, or ERP, system used by Z-Medica business with our global ERP system. This conversion impacts certain interfaces with our customers and suppliers, resulting in changes to the tools we use to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions. We believe that the expanded utilization of the ERP system and related changes to processes and internal controls will enhance our internal control over financial reporting by improving the efficiency of certain financial and related transaction processes while providing us with the ability to scale our business.
Other than the ERP system upgrade discussed above, no change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For the information required by this Item 10 with respect to our Executive Officers, see Part I, Item 1. of this report. For the other information required by this Item 10, see “Election Of Directors,” “Nominees for Election to the Board of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Proxy Statement for our 2022 Annual Meeting, which information is incorporated herein by reference. The Proxy Statement for our 2022 Annual Meeting will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
For the information required by this Item 11, see “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation” in the Proxy Statement for our 2022 Annual Meeting, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For the information required by this Item 12 with respect to beneficial ownership of our common stock, see “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2022 Annual Meeting, which information is incorporated herein by reference.
The following table sets forth certain information as of December 31, 2021 regarding our equity plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	1,107,999	$214.13	3,082,554
(1) The number of securities in column (A) exclude 42,272 shares of common stock underlying performance stock units if maximum performance levels are achieved; the actual number of shares, if any, to be issued with respect to the performance stock units will be based on performance with respect to specified financial and relative stock price measures.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For the information required by this Item 13, see “Certain Transactions” and “Corporate Governance” in the Proxy Statement for our 2022 Annual Meeting, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
For the information required by this Item 14, see “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Procedures” in the Proxy Statement for our 2022 Annual Meeting, which information is incorporated herein by reference.

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

Exhibit No.		Description
*3.1.1	—	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K filed on February 22, 2018).
*3.1.2	—	Amendment to Article Thirteenth of the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 10-K filed on February 22, 2018).
*3.1.3	—	Amendment to the first paragraph of Article Fourth of the Company’s Certificate of Incorporation (incorporated by reference to Proposal 2 of the Company’s Proxy Statement filed on March 29, 2007).
*3.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Form 10-K filed on February 25, 2021).
*4.1.1	—
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

4.1.3	—	Sixth Supplemental Indenture, dated June 6, 2019, by and among Teleflex LLC, the Company and Wells Fargo Bank, National Association.
4.1.4	—	Eighth Supplemental Indenture, dated February 25, 2021, by and among Z-Medica, LLC, the Company and Wells Fargo Bank, National Association.
*4.1.5	—	Form of 4.625% Senior Note due 2027 (included in Exhibit 4.1.2).
*4.2.1	—
Indenture, dated May 27, 2020, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 27, 2020).

4.2.2	—	First Supplemental Indenture, dated February 25, 2021, by and among Z-Medica, LLC, the Company and Wells Fargo Bank, National Association.
*4.2.3	—	Form of 4.25% Senior Note due 2028 (included in Exhibit 4.2.1).
*4.3	—	Description of Company securities registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Company's Form 10-K filed on February 21, 2020).
^*10.1	—
Teleflex Incorporated Retirement Income Plan (formerly known as the Teleflex Incorporated Salaried Employees’ Pension Plan), as amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed on February 20, 2015).

^*10.2.1	—	Teleflex Incorporated Directors' Deferred Compensation Plan, dated November 22, 2019 (incorporated by reference to Exhibit 10.2.1 to the Company’s Form 10-K filed on February 21, 2020).
^*10.2.2	—	Teleflex Incorporated Deferred Compensation Plan, dated November 22, 2019 (incorporated by reference to Exhibit 10.2.2 to the Company’s Form 10-K filed on February 21, 2020).
^10.3.1	—	Amended and Restated Teleflex 401(k) Savings Plan, effective as of January 1, 2019.
^10.3.2	—	First Amendment to Teleflex 401(k) Savings Plan, dated April 1, 2021.
^*10.4.1	—	2000 Stock Compensation Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-38224), filed on May 31, 2000).
^*10.4.2	—	Amendment, dated March 28, 2012, to 2000 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 1, 2012).

Exhibit No.		Description
^*10.5.1	—	2008 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders filed on March 21, 2008).
^*10.5.2	—	Amendment, dated March 28, 2012, to 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 1, 2012).
*10.5.3	—
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

^*10.13	—
Executive Change In Control Agreement, dated February 17, 2016, between the Company and Cameron P. Hicks (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K filed on February 25, 2016).

^*10.14	—	Contract of Employment, dated March 24, 2020, by and between the Company and James Winters (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on April 30, 2020).
^*10.15	—
Senior Executive Officer Severance Agreement, dated March 24, 2020, between the Company and James Winters (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on April 30, 2020).

^*10.16	—	Executive Change In Control Agreement, dated March 24, 2020, between the Company and James Winters (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on April 30, 2020).
^*10.17	—
Senior Executive Officer Severance Agreement, dated January 1, 2021, between the Company and Daniel V. Logue (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K filed on February 25, 2021).

^*10.18	—
Executive Change In Control Agreement, dated January 1, 2021, between the Company and Daniel V. Logue (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K filed on February 25, 2021).

^*10.19	—	Senior Executive Officer Severance Agreement, dated February 25, 2021, between the Company and Jay White (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on April 29, 2021).
^*10.20	—	Executive Change In Control Agreement, dated February 25, 2021, between the Company and Jay White (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on April 29, 2021).
^*10.21	—
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

^*10.22	—	Form of Performance Stock Unit Agreement under the Company’s 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 28, 2018).
21	—	Subsidiaries of the Company.

Exhibit No.		Description
22	—	List of subsidiary guarantors and guaranteed securities
23	—	Consent of Independent Registered Public Accounting Firm.
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act.
32.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act.
101.1	—
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2021, December 31, 2020 and December 31, 2019; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, December 31, 2020 and December 31, 2019; (iii) the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, December 31, 2020 and December 31, 2019; (v) the Consolidated Statements of Changes in Equity for the years ended December 31, 2021, December 31, 2020 and December 31, 2019; and (vi) Notes to Consolidated Financial Statements.

104.1	—	The cover page of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in inline XBRL (included in Exhibit 101.1).
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
Corporate Vice President and Chief Accounting Officer
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

Dated: March 1, 2022

TELEFLEX INCORPORATED

FINANCIAL STATEMENT SCHEDULE

Page
Schedule II Valuation and qualifying accounts as of and for the years ended December 31, 2021, 2020 and 2019	44

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Liam J. Kelly	/s/ Thomas E. Powell
Liam J. Kelly Chairman, President and Chief Executive Officer	Thomas E. Powell Executive Vice President and Chief Financial Officer
March 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Teleflex Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Teleflex Incorporated and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Gain on sale of the Respiratory business divestiture
As described in Note 4 to the consolidated financial statements, the Company entered into a definitive agreement to sell certain product lines within its global respiratory product portfolio to Medline Industries, Inc. (the “Respiratory business divestiture”). In connection with the Respiratory business divestiture, the Company also entered into ancillary agreements with Medline to help facilitate the transfer of the business, including a manufacturing and supply transition agreement (the “MSTA”). In June 2021, after completing the initial phase of the Respiratory business divestiture, $33.8 million of the proceeds received were attributed to the Company’s performance obligations pursuant to the MSTA. The resulting liability was measured as the excess of the estimated fair value of the services to be performed over the estimated proceeds management expects to receive over the MSTA term. The significant assumption used to estimate the fair value of the services to be performed is the selection of an appropriate gross margin based on comparable companies. Additionally, management attributed $35.7 million of the Company’s Americas, EMEA and Asia reportable operating segments’ goodwill to the divested respiratory business based on the fair value of the divested respiratory business relative to the fair value of certain of the Company’s reporting units. The fair values were estimated by management using a combination of the discounted cash flows based on projected future earnings (Income Approach) and market multiples of publicly traded companies in similar lines of business (Market Approach). The more significant judgments and assumptions used by management in determining fair value using the Income Approach include the amount and timing of expected future cash flows, and the discount rate that was used to estimate the present value of the future cash flows. The more significant judgments and assumptions used by management in determining fair value using the Market Approach include the determination of appropriate revenue and EBITDA market multiples based on the selection of appropriate comparable companies.

The principal considerations for our determination that performing procedures relating to the gain on sale of the Respiratory business divestiture is a critical audit matter are (i) the significant judgment by management in developing the fair values of the MSTA liability and reporting units, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the selection of appropriate gross margin based on comparable companies for the MSTA liability, and the discount rate in determining the fair value using the Income Approach and the revenue and EBITDA market multiples in determining the fair value using the Market Approach for the reporting units and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the accounting for the divestiture, including controls over management’s valuation of the MSTA liability and the fair value of the divested respiratory business relative to the fair value of certain of the Company’s reporting units. These procedures also included, among others, (i) reading the divestiture agreement, (ii) testing management’s process for developing the fair value estimates, (iii) evaluating the appropriateness of the income and market approaches, (iv) testing the completeness and accuracy of underlying data used in the approaches; and (v) evaluating the reasonableness of significant assumptions related to the gross margin for the MSTA liability, and the discount rate in determining the fair value using the Income Approach and the revenue and EBITDA market multiples in determining the fair value using the Market Approach for the reporting units. Evaluating these assumptions involved evaluating whether the assumptions used were reasonable considering past performance of the business and consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s Income and Market approaches and the gross margin, discount rate and revenue and EBITDA market multiples assumptions.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 1, 2022

We have served as the Company’s auditor since 1962.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2021	2020	2019
	(Dollars and shares in thousands, except per share)
Net revenues	$2,809,563	$2,537,156	$2,595,362
Cost of goods sold	1,259,961	1,212,282	1,186,357
Gross profit	1,549,602	1,324,874	1,409,005
Selling, general and administrative expenses	860,085	743,568	851,766
Research and development expenses	130,841	119,747	113,857
Restructuring and impairment charges	21,738	38,491	22,205
Gain on sale of business and assets	(91,157)	—	(6,077)
Income from continuing operations before interest, loss on extinguishment of debt and taxes	628,095	423,068	427,254
Interest expense	56,969	66,494	80,270
Interest income	(1,328)	(1,158)	(1,741)
Loss on extinguishment of debt	12,986	—	8,822
Income from continuing operations before taxes	559,468	357,732	339,903
Taxes (benefit) on income from continuing operations	74,349	21,931	(122,078)
Income from continuing operations	485,119	335,801	461,981
Income (loss) from discontinued operations	331	(621)	(828)
Taxes (benefit) on operating loss from discontinued operations	76	(144)	(313)
Income (loss) from discontinued operations	255	(477)	(515)
Net income	$485,374	$335,324	$461,466
Earnings per share:
Basic:
Income from continuing operations	$10.37	$7.22	$10.00
Income (loss) from discontinued operations	0.01	(0.01)	(0.01)
Net income	$10.38	$7.21	$9.99
Diluted:
Income from continuing operations	$10.23	$7.10	$9.81
Income (loss) from discontinued operations	—	(0.01)	(0.01)
Net income	$10.23	$7.09	$9.80
Weighted average shares outstanding:
Basic	46,774	46,488	46,200
Diluted	47,427	47,287	47,090
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Net income	$485,374	$335,324	$461,466
Other comprehensive income, net of tax:
Foreign currency:
Foreign currency translation adjustments, net of tax of $(5,563), $6,442 and $(6,270), respectively	(63,191)	59,758	4,195
Foreign currency translation, net of tax	(63,191)	59,758	4,195
Pension and other postretirement benefits plans:
Prior service cost recognized in net periodic cost, net of tax of $232, $(7) and $(20), respectively	(780)	26	62
Unamortized (loss) gain arising during the period, net of tax of $(1,671), $6,101 and $3,817, respectively	5,582	(19,966)	(12,767)
Plan amendments, curtailments, and settlements, net of tax of $—, $(1,067) and $—, respectively	—	3,544	—
Net loss recognized in net periodic cost, net of tax of $(1,988), $(1,694) and $(1,611), respectively	6,555	5,559	5,319
Foreign currency translation, net of tax of $(238), $243 and $15, respectively	610	(610)	(44)
Pension and other postretirement benefits plans adjustment, net of tax	11,967	(11,447)	(7,430)
Derivatives qualifying as hedges:
Unrealized (loss) gain on derivatives arising during the period, net of tax $(27), $234 and $(85), respectively	351	(3,331)	1,062
Reclassification adjustment on derivatives included in net income, net of tax of $62, $(240) and $150, respectively	1,212	2,114	(1,134)
Derivatives qualifying as hedges, net of tax	1,563	(1,217)	(72)
Other comprehensive (loss) income, net of tax	(49,661)	47,094	(3,307)
Comprehensive income	$435,713	$382,418	$458,159

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(Dollars and shares in thousands, except per share)
ASSETS
Current assets
Cash and cash equivalents	$445,084	$375,880
Accounts receivable, net	383,569	395,071
Inventories	477,643	513,196
Prepaid expenses and other current assets	117,277	115,436
Prepaid taxes	5,545	22,842
Total current assets	1,429,118	1,422,425
Property, plant and equipment, net	443,758	473,912
Operating lease assets	129,653	100,635
Goodwill	2,504,202	2,585,966
Intangibles assets, net	2,289,067	2,519,746
Deferred tax assets	6,820	8,073
Other assets	69,104	41,802
Total assets	$6,871,722	$7,152,559
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$110,000	$100,500
Accounts payable	118,236	102,520
Accrued expenses	163,441	136,276
Payroll and benefit-related liabilities	143,657	122,366
Accrued interest	5,209	7,135
Income taxes payable	83,943	17,361
Other current liabilities	55,633	53,869
Total current liabilities	680,119	540,027
Long-term borrowings	1,740,102	2,377,888
Deferred tax liabilities	370,124	484,678
Pension and postretirement benefit liabilities	45,185	74,499
Noncurrent liability for uncertain tax positions	8,646	10,127
Noncurrent operating lease liabilities	116,033	86,097
Other liabilities	156,765	242,786
Total liabilities	3,116,974	3,816,102
Commitments and contingencies
Shareholders’ equity
Common shares, $1 par value Issued: 2021 — 47,929 shares; 2020 — 47,812 shares	47,929	47,812
Additional paid-in capital	693,090	652,305
Retained earnings	3,517,954	3,096,228
Accumulated other comprehensive loss	(346,959)	(297,298)
	3,912,014	3,499,047
Less: Treasury stock, at cost	157,266	162,590
Total shareholders' equity	3,754,748	3,336,457
Total liabilities and shareholders' equity	$6,871,722	$7,152,559
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$485,374	$335,324	$461,466
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(255)	477	515
Depreciation expense	71,758	68,567	64,088
Intangible asset amortization expense	165,604	158,685	149,974
Deferred financing costs and debt discount amortization expense	4,493	4,430	4,307
Loss on extinguishment of debt	12,986	—	8,822
Fair value step up of acquired inventory sold	3,993	1,707	—
Changes in contingent consideration	8,475	(38,164)	53,915
Impairment of long-lived assets	6,739	21,388	6,966
Stock-based compensation	22,937	20,739	26,940
Net gain on sales of business and assets	(91,157)	—	(6,077)
Deferred income taxes, net	(110,239)	(32,675)	(168,594)
Payments for contingent consideration	(230)	(79,801)	(26,092)
Interest benefit on swaps designated as net investment hedges	(19,296)	(19,178)	(18,866)
Other	(36,388)	(26,636)	(5,800)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(600)	44,748	(59,793)
Inventories	(11,138)	(5,497)	(53,170)
Prepaid expenses and other current assets	(28,410)	(4,323)	(31,023)
Accounts payable, accrued expenses and other liabilities	94,020	646	36,021
Income taxes receivable and payable, net	73,473	(13,294)	(6,531)
Net cash provided by operating activities from continuing operations	652,139	437,143	437,068
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(71,618)	(90,694)	(102,695)
Payments for businesses and intangibles acquired, net of cash acquired	(4,590)	(767,830)	(3,462)
Proceeds from sales of business and assets	224,909	1,400	14,345
Net interest proceeds on swaps designated as net investment hedges	19,154	19,341	18,331
Proceeds from sales of investments	7,300	—	—
Purchase of investments	(18,418)	—	—
Net cash provided by (used in) investing activities from continuing operations	156,737	(837,783)	(73,481)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	400,000	1,513,807	275,000
Reduction in borrowings	(1,034,500)	(938,807)	(528,500)
Debt extinguishment, issuance and amendment fees	(9,774)	(8,440)	(11,635)
Net proceeds from share based compensation plans and the related tax impacts	12,451	18,994	21,206
Payments for contingent consideration	(31,448)	(67,170)	(112,079)
Dividends paid	(63,648)	(63,221)	(62,828)
Proceeds from sale of treasury stock	11,097	—	—
Net cash (used in) provided by financing activities from continuing operations	(715,822)	455,163	(418,836)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(720)	(737)	2,457
Net cash (used in) provided by discontinued operations	(720)	(737)	2,457
Effect of exchange rate changes on cash and cash equivalents	(23,130)	21,011	(3,286)
Net increase (decrease) in cash and cash equivalents	69,204	74,797	(56,078)
Cash and cash equivalents at the beginning of the year	375,880	301,083	357,161
Cash and cash equivalents at the end of the year	$445,084	$375,880	$301,083
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock		Total Shareholders' Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share amounts)
Balance at December 31, 2018	47,248	$47,248	$574,761	$2,427,599	$(341,085)	1,232	$(168,545)	$2,539,978
Cumulative effect adjustment resulting from the adoption of new accounting standards				(1,321)				(1,321)
Net income				461,466				461,466
Cash dividends ($1.36 per share)				(62,828)				(62,828)
Other comprehensive loss					(3,307)			(3,307)
Shares issued under compensation plans	288	288	42,092			(46)	2,572	44,952
Deferred compensation			127			(4)	253	380
Balance at December 31, 2019	47,536	47,536	616,980	2,824,916	(344,392)	1,182	(165,720)	2,979,320
Cumulative effect adjustment resulting from the adoption of new accounting standards				(791)				(791)
Net income				335,324				335,324
Cash dividends ($1.36 per share)				(63,221)				(63,221)
Other comprehensive income					47,094			47,094
Shares issued under compensation plans	276	276	35,223			(44)	2,233	37,732
Deferred compensation			102			(6)	897	999
Balance at December 31, 2020	47,812	47,812	652,305	3,096,228	(297,298)	1,132	(162,590)	3,336,457
Net income				485,374				485,374
Cash dividends ($1.36 per share)				(63,648)				(63,648)
Other comprehensive loss					(49,661)			(49,661)
Shares issued under compensation plans	117	117	33,989			(31)	347	34,453
Treasury stock reissued	—	—	6,349			(28)	4,748	11,097
Deferred compensation			447			(4)	229	676
Balance at December 31, 2021	47,929	$47,929	$693,090	$3,517,954	$(346,959)	1,069	$(157,266)	$3,754,748

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
Use of estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Our estimates have considered the potential impacts stemming from the COVID-19 pandemic, which include increased uncertainty due to the difficulty in predicting the extent and duration of the pandemic. Accordingly, actual results could differ from those estimates.
Cash and cash equivalents: All highly liquid debt instruments with an original maturity of three months or less are classified as cash equivalents. The carrying value of cash equivalents approximates the current market value.
Accounts receivable: Accounts receivable represent amounts due from customers related to the sale of products and provision of services. Our allowance for credit losses is maintained for trade accounts receivable based on the expected collectability of accounts receivable and losses expected to be incurred over the life of our receivables. Considerations to determine credit losses include our historical collection experience, the length of time an account is outstanding, the financial position of the customer, information provided by credit rating services, as well as the consideration of events or circumstances indicating historic collection rates may not be indicative of future collectability. The allowance for credit losses as of December 31, 2021 and December 31, 2020 was $10.8 million and $12.9 million, respectively. The current portion of the allowance for credit losses, which was $6.0 million and $8.1 million as of December 31, 2021 and December 31, 2020, respectively, was recognized as a reduction of accounts receivable, net.
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
In performing the goodwill impairment test, we may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, and entity specific factors such as

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

strategies and financial performance. If, after completing the qualitative assessment, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative impairment test, described below. Alternatively, we may elect to bypass the qualitative assessment and perform the quantitative impairment test. Under a quantitative impairment test, we compare the fair value of a reporting unit to its carrying value. If the reporting unit fair value exceeds the carrying value, there is no impairment. If the reporting unit carrying value exceeds the fair value, we recognize an impairment loss based on the amount the carrying value of the reporting unit exceeds its fair value. We did not record a goodwill impairment charge for the year ended December 31, 2021.
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
Intangible assets that do not have indefinite lives, consisting of intellectual property, customer relationships, distribution rights, certain trade names and non-competition agreements, are amortized over their estimated useful lives, which are as follows: intellectual property, 5 to 20 years; customer relationships, 8 to 27 years; distribution rights, 10 years; trade names, 5 to 30 years; non-competition agreements, 5 to 6 years. The weighted average remaining amortization period with respect to our intangible assets is approximately 15 years. We periodically evaluate the reasonableness of the useful lives of these assets.
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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Pensions and other postretirement benefits: We provide a range of benefits to eligible employees and retired employees, including benefits available pursuant to pension and postretirement healthcare benefits plans. We record annual amounts relating to these plans based on calculations which include various actuarial assumptions such as discount rates, expected rates of return on plan assets, compensation increases, turnover rates and healthcare cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. The effect of the modifications is generally amortized over future periods.
Restructuring costs: We primarily recognize employee termination benefits when payment becomes probable and reasonably estimable because they are provided under an ongoing benefit arrangement and are based on existing plans, historical experience and negotiated settlements of prior plans. Termination benefits provided under one-time termination benefits arrangements, if any, are recognized upon communication to the employee. We recognize charges ratably over the future service period if the employee is required to render service until termination. Other restructuring costs may include facility closure, employee relocation, equipment relocation and outplacement costs and are recognized in the period they are incurred.
Contingent consideration related to business acquisitions: In connection with business acquisitions, we may be required to pay future consideration that is contingent upon the achievement of specified objectives such as receipt of regulatory approval, commercialization of a product or achievement of sales targets. As of the acquisition date, we record a contingent liability representing the estimated fair value of the contingent consideration that we expect to pay. We remeasure the fair value of our contingent consideration arrangements each reporting period and, based on new developments, record changes in fair value until either the contingent consideration obligation is satisfied through payment upon the achievement of, or the obligation no longer exists due to the failure to achieve, the specified objectives. The change in the fair value is recorded in selling, general and administrative expenses in the consolidated statement of income. A contingent consideration payment is classified as a financing activity in the consolidated statement of cash flows to the extent it was recorded as a liability as of the acquisition date. Any

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional amount paid in excess of the amount initially accrued is classified as an operating activity in the consolidated statement of cash flows.
Revenue recognition: We primarily generate revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when our products are shipped from the manufacturing or distribution facility. For the OEM segment, most revenue is recognized over time because the OEM segment generates revenue from the sale of custom products that have no alternative use and we have an enforceable right to payment to the extent that performance has been completed. We market and sell products through our direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers, which represented 89%, 9% and 2% of our consolidated net revenues, respectively, for the year ended December 31, 2021. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. With respect to the custom products sold in the OEM segment, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.
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
The amount of consideration we receive and revenue we recognize varies as a result of changes in customer sales incentives, including discounts and rebates, and returns offered to customers. The estimate of revenue is adjusted upon the earlier of the following events: (i) the most likely amount of consideration expected to be received changes or (ii) the consideration becomes fixed. Our policy is to accept returns only in cases in which the product is defective and covered under our standard warranty provisions. When we give customers the right to return products, we estimate the expected returns based on an analysis of historical experience. The liability for returns and allowances was $15.2 million and $14.6 million as of December 31, 2021 and 2020, respectively. In estimating customer rebates, we consider the lag time between the point of sale and the payment of the customer’s rebate claim, customer-specific trend analyses, contractual commitments, including stated rebate rates, historical experience with respect to specific customers (as we have a history of providing similar rebates on similar products to similar customers) and other relevant information. The reserve for customer incentive programs, including customer rebates, was $26.4 million and $28.5 million at December 31, 2021 and 2020, respectively. We expect the amounts subject to the reserve as of December 31, 2021 to be paid within 90 days subsequent to period-end.
Leases: On January 1, 2019 we adopted an amendment to the guidance on leases using a modified retrospective transition approach. We have made an accounting policy election not to apply the lease accounting recognition provisions to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, we will recognize the lease payments for short term leases on a straight-line basis over the lease term. We have made, as a practical expedient, an accounting policy election to not separate lease and non-lease components and instead will account for each separate lease component and the non-lease components associated with that lease component as a single lease component.

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

Note 3 - Net revenues
The following table disaggregates revenue by global product category for the year ended December 31, 2021, 2020 and 2019.

	Year Ended December 31
	2021	2020	2019
Vascular access	$700,240	$657,703	$600,874
Anesthesia	380,140	302,293	338,413
Interventional	427,500	382,435	427,563
Surgical	377,756	317,200	370,074
Interventional urology	341,661	290,022	290,449
OEM	245,681	220,246	220,717
Other (1)	336,585	367,257	347,272
Net revenues (2)	$2,809,563	$2,537,156	$2,595,362
(1) Includes revenues generated from sales of our respiratory and urology products (other than interventional urology products). Certain product lines within the respiratory product category were sold during 2021. See Note 4 for additional information related to the Respiratory business divestiture.
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
On June 28, 2021, the first day of the third quarter of 2021, we completed the initial phase of the Respiratory business divestiture, pursuant to which we received cash proceeds of $259 million. We attributed $33.8 million of the proceeds to our performance obligations pursuant to the MSTA. The resulting liability was measured as the excess of the estimated fair value of the services to be performed over the estimated proceeds we expect to receive over the MSTA term. The significant assumption used to estimate the fair value of the services to be performed is the selection of an appropriate gross margin based on comparable companies. The MSTA liability was recorded within Other current liabilities and Other liabilities in the condensed consolidated balance sheet and the related proceeds will be recognized in net revenues as the services are performed.
The second phase of the Respiratory business divestiture will occur once we transfer certain additional manufacturing assets to Medline. Our receipt of $15.0 million in additional cash proceeds is contingent upon the transfer of these manufacturing assets and is expected to occur prior to the end of 2023. We plan to recognize the contingent consideration, and any gain on sale resulting from the completion of the second phase of the divestiture, when it becomes realizable.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As disclosed in Note 8, $35.7 million of goodwill of our Americas, EMEA and Asia reportable operating segments’ goodwill was attributed to the divested respiratory business based on the fair value of the divested respiratory business relative to the fair value of certain of our reporting units. The fair values were estimated using a combination of the discounted cash flows based on projected future earnings (Income Approach) and market multiples of publicly traded companies in similar lines of business (Market Approach). The more significant judgments and assumptions in determining fair value using the Income Approach include the amount and timing of expected future cash flows and the discount rate that was used to estimate the present value of the future cash flows. The more significant judgments and assumptions in determining fair value using the Market Approach include the determination of appropriate revenue and EBITDA multiples based on the selection of appropriate comparable companies.
Net revenues attributable to our divested respiratory business recognized prior to the Respiratory business divestiture are included within each of our geographic segments and were $60.7 million during the year ended December 31, 2021 and $138.5 million for the year ended December 31, 2020. For the year ended December 31, 2021, we recognized $51.1 million in net revenues attributed to services provided to Medline in accordance with the MSTA, which are presented within our Americas reporting segment and our Other global product category.
Acquisitions
On February 18, 2020, we acquired IWG High Performance Conductors, Inc. (HPC), a privately-held original equipment manufacturer of minimally invasive medical products and high performance conductors, for an initial purchase price of $260.0 million. The purchase price was allocated based on the fair values of the assets and liabilities, including goodwill of $107.1 million, intangible assets of $179.0 million and deferred tax liabilities of $43.4 million. The acquisition complements our OEM product portfolio. For the years ended December 31, 2021 and 2020, we recorded post acquisition revenue of $38.6 million and $27.1 million, respectively, related to HPC within our OEM operating segment.
On December 28, 2020, we acquired Z-Medica, LLC ("Z-Medica"), a privately held medical device company that manufactures and sells hemostatic (hemorrhage control) products to complement our anesthesia product portfolio. The acquisition included an initial cash purchase price of $500.0 million, with the potential to make an additional payment up to $25 million upon the achievement of certain commercial milestones. The purchase price was allocated based on the fair values of the assets and liabilities, including goodwill of $186.0 million, intangibles assets of $332.0 million and deferred tax liabilities of $32.2 million. For the year ended December 31, 2021, we recorded post acquisition revenue and operating profit of $66.4 million and $21.8 million, respectively, related to Z-Medica across our geographic segments.

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
For the year ended December 31, 2021, we incurred $3.3 million in pre-tax restructuring related charges, all of which were recognized in cost of goods sold.
2021 Restructuring plan
During the first quarter of 2021, we committed to a restructuring plan designed to streamline various business functions across our segments. The plan was substantially completed by the end of 2021 and we expect future restructuring expenses associated with the program, if any, to be nominal.
Footprint realignment plans
We have ongoing restructuring programs related to the relocation of manufacturing operations to existing lower-cost locations and related workforce reductions (referred to as our 2019, 2018 and 2014 Footprint realignment plans). The following tables provide a summary of our cost estimates and other information associated with these ongoing Footprint realignment plans:

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2019 Footprint realignment plan	2018 Footprint realignment plan	2014 Footprint realignment plan
Program expense estimates:	(Dollars in millions)
Termination benefits	$14 to $15	$60 to $65	$13 to $13
Other costs (1)	2 to 2	3 to 4	1 to 2
Restructuring charges	16 to 17	63 to 69	14 to 15
Restructuring related charges (2)	38 to 43	47 to 59	39 to 40
Total restructuring and restructuring related charges	$54 to $60	$110 to $128	$53 to $55
Other program estimates:
Expected cash outlays	$48 to $54	$99 to $122	$43 to $46
Expected capital expenditures	$31 to $33	$15 to $16	$26 to $27
Other program information:
Period initiated	February 2019	May 2018	April 2014
Estimated period of substantial completion	2022	2022	2022
Aggregate restructuring charges	$15.6	$62.5	$13.8
Restructuring related charges incurred:
For year ended December 31, 2021	$13.0	$10.7	$2.6
Aggregate restructuring related charges	$34.1	$27.4	$38.6
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
The following table summarizes the restructuring reserve activity related to our Respiratory divestiture plan, as well as the 2019, 2018 and 2014 Footprint realignment plans:

	Respiratory divestiture plan	2019 Footprint realignment plan	2018 Footprint realignment plan	2014 Footprint realignment plan
Balance at December 31, 2019 (1)	$—	$11,870	$44,274	$3,669
Subsequent accruals	—	1,542	5,948	606
Cash payments	—	(5,532)	(4,281)	(682)
Foreign currency translation and other	—	174	4,140	—
Balance at December 31, 2020 (1)	—	8,054	50,081	3,593
Subsequent accruals	2,694	253	2,476	262
Cash payments	(7)	(4,982)	(4,813)	(947)
Foreign currency translation and other	(86)	(19)	(3,679)	—
Balance at December 31, 2021 (1)	$2,601	$3,306	$44,065	$2,908
(1)The restructuring reserves as of December 31, 2021 , 2020 and 2019 consisted mainly of accruals related to termination benefits. Other costs (facility closure, employee relocation, equipment relocation and outplacement costs) were expensed and paid in the same period.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The restructuring and impairment charges recognized for the years ended December 31, 2021, 2020, and 2019 consisted of the following:

	2021
	Termination benefits	Other Costs (1)	Total
Respiratory divestiture plan	$2,687	$7	$2,694
2021 Restructuring plan	7,280	77	7,357
2019 Footprint realignment plan	(111)	364	253
2018 Footprint realignment plan	2,335	141	2,476
Other restructuring programs (2)	(429)	2,648	2,219
Total restructuring charges	11,762	3,237	14,999
Asset impairment charges	—	6,739	6,739
Total restructuring and impairment charges	$11,762	$9,976	$21,738

	2020
	Termination benefits	Other Costs (1)	Total
2020 Workforce reduction plan	$8,494	$353	$8,847
2019 Footprint realignment plan	647	895	1,542
2018 Footprint realignment plan	5,565	383	5,948
Other restructuring programs (3)	(72)	838	766
Total restructuring charges	14,634	2,469	17,103
Asset impairment charges	—	21,388	21,388
Total restructuring and impairment charges	$14,634	$23,857	$38,491

	2019
	Termination benefits	Other Costs (1)	Total
2019 Footprint realignment plan	$13,683	$70	$13,753
2018 Footprint realignment plan	(1,787)	848	(939)
Other restructuring programs (4)	787	1,638	2,425
Total restructuring charges	12,683	2,556	15,239
Asset impairment charges	—	6,966	6,966
Total restructuring and impairment charges	$12,683	$9,522	$22,205
(1)Includes facility closure, contract termination and other exit costs.
(2)Includes the 2020 Workforce reduction plan, a program initiated in the third quarter of 2019 and the 2014 Footprint realignment plan.
(3)Includes activity primarily related to the 2016 and 2014 Footprint realignment plans.
(4)Includes the 2020 Workforce reduction plan, the 2017 Vascular Solutions integration program as well as the 2016 and 2014 Footprint realignment plans.
Impairment Charges
For the year ended December 31, 2021, we recorded impairment charges of $6.7 million related to our decision to abandon intellectual property and other assets primarily associated with our respiratory product portfolio that were not transferred to Medline as part of the Respiratory business divestiture described in Note 4. For the years ended December 31, 2020 and 2019, we recorded impairment charges of $21.4 million and $7.0 million, respectively, related to our decision to abandon certain intellectual property and other assets associated with our surgical and interventional product portfolio.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Inventories
Inventories at December 31, 2021 and 2020 consist of the following:

	2021	2020
Raw materials	$146,433	$132,370
Work-in-process	81,503	75,874
Finished goods	249,707	304,952
Inventories	$477,643	$513,196

Note 7 — Property, plant and equipment
The major classes of property, plant and equipment, at cost, at December 31, 2021 and 2020 were as follows:

	2021	2020
Land, buildings and leasehold improvements	$285,305	$272,637
Machinery and equipment	475,040	496,664
Computer equipment and software	191,605	172,913
Construction in progress	49,782	84,336
	1,001,732	1,026,550
Less: Accumulated depreciation	(557,974)	(552,638)
Property, plant and equipment, net	$443,758	$473,912

Note 8 — Goodwill and other intangible assets
Changes in the carrying amount of goodwill, by reportable operating segment, for the years ended December 31, 2021 and 2020 were as follows:

	Americas	EMEA	Asia	OEM	Total
Balance as of December 31, 2019
Goodwill	$1,883,053	$475,772	$213,725	$4,883	$2,577,433
Accumulated impairment losses	(332,128)	—	—	—	(332,128)
	1,550,925	475,772	213,725	4,883	2,245,305
Goodwill related to acquisitions	149,877	22,364	15,698	107,127	295,066
Translation and other adjustments	(520)	38,092	8,023	—	45,595
Balance as of December 31, 2020	1,700,282	536,228	237,446	112,010	2,585,966
Goodwill disposed	(21,802)	(7,537)	(6,406)	—	(35,745)
Goodwill related to acquisitions	(1,560)	(232)	(163)	—	(1,955)
Translation and other adjustments	(696)	(36,310)	(7,058)	—	(44,064)
Balance as of December 31, 2021	$1,676,224	$492,149	$223,819	$112,010	$2,504,202
Intangible assets at December 31, 2021 and 2020 consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	2021	2020	2021	2020
Customer relationships	$1,328,611	$1,377,943	$(441,059)	$(425,692)
In-process research and development	28,158	29,627	—	—
Intellectual property	1,440,643	1,458,924	(560,740)	(479,612)
Distribution rights	23,434	23,866	(20,630)	(20,280)
Trade names	549,269	619,847	(59,249)	(65,955)
Non-compete agreements	22,783	24,592	(22,153)	(23,514)
	$3,392,898	$3,534,799	$(1,103,831)	$(1,015,053)
As of December 31, 2021, trade names having a carrying value of $234.7 million are considered indefinite-lived. Acquired IPR&D is indefinite-lived until the completion of the related development project, at which point amortization of the carrying value of the technology will commence.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to intangible assets was $165.6 million, $158.7 million, and $150.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. The estimated annual amortization expense for each of the five succeeding years is as follows:

2022	$160,600
2023	154,800
2024	153,000
2025	151,800
2026	148,800

Note 9 — Leases
We have operating leases for various types of properties, consisting of manufacturing plants, engineering and research centers, distribution warehouses, offices and other facilities, and equipment used in operations. Some leases provide us with an option, exercisable at our sole discretion, to terminate the lease or extend the lease term for one or more years. When measuring assets and liabilities arising from a lease that provides us with an option to extend the lease term, we take into account payments to be made in the optional extension period when it is reasonably certain that we will exercise the option. Total lease cost (all of which related to operating leases) was $32.6 million, $30.7 million and $30.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Maturities of lease liabilities

December 31, 2021
2022	$26,682
2023	22,790
2024	19,279
2025	14,789
2026	15,307
2027 and thereafter	61,950
Total lease payments	160,797
Less: interest	(22,634)
Present value of lease liabilities	$138,163

Supplemental information

	December 31, 2021	December 31, 2020
Total lease liabilities (1)	$138,163	$108,743
Cash paid for amounts included in the measurement of lease liabilities within operating cash flows	$29,199	$28,276
Right of use assets obtained in exchange for operating lease obligations	$55,290	$8,904
Weighted average remaining lease term	7.9 years	6.7 years
Weighted average discount rate	3.7%	4.0%
(1) The current portion of the operating lease liability is included in other current liabilities.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Borrowings
Our borrowings at December 31, 2021 and 2020 were as follows:

	2021	2020
Senior Credit Facility:
Revolving credit facility, at a rate of 1.48% at December 31, 2021, and 1.66% at December 31, 2020, due 2024	$141,000	$350,000
Term loan facility, at a rate of 1.48% at December 31, 2021 and 1.65% at December 31 2020, due 2024	647,500	673,000
4.875% Senior Notes due 2026	—	400,000
4.625% Senior Notes due 2027	500,000	500,000
4.25% Senior Notes due 2028	500,000	500,000
Securitization program, at a rate of 1.00% at December 31, 2021 and 1.24% at December 31, 2020	75,000	75,000
	1,863,500	2,498,000
Less: Unamortized debt issuance costs	(13,398)	(19,612)
	1,850,102	2,478,388
Current portion of borrowings	(110,000)	(100,500)
Long-term borrowings	$1,740,102	$2,377,888
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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Securitization program
We have an accounts receivable securitization facility under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of Teleflex. Accordingly, the assets of the SPE are not available to satisfy the obligations of Teleflex or any of its subsidiaries. The SPE sells undivided interests in those receivables to an asset backed commercial paper conduit for consideration of up to the maximum available capacity. On March 30, 2020, we amended our accounts receivable securitization facility to increase the maximum available capacity from $50 million to $75 million. This facility is utilized from time to time to provide increased flexibility in funding short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of its counterparty to terminate this facility. As of December 31, 2021, we were in compliance with the covenants, and none of the termination events had occurred. As of December 31, 2021 and 2020, we had $75.0 million (the maximum amount available) of outstanding borrowings under our accounts receivable securitization facility.
Fair value of long-term debt
To determine the fair value of our debt for which quoted prices are not available, we use a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. Our implied credit rating is a factor in determining the market interest yield curve. The following table provides the fair value of our debt as of December 31, 2021 and 2020, which is valued based on Level 2 inputs within the hierarchy used to measure fair value (see Note 12 to the consolidated financial statements for further information):

	December 31, 2021	December 31, 2020
Fair value of debt	$1,893,518	$2,586,058
Debt Maturities
As of December 31, 2021, the aggregate amounts of long-term debt, demand loans and debt under our securitization program that will mature during each of the next four years and thereafter were as follows:

2022	$110,000
2023	43,750
2024	709,750
2025	—
2026 and thereafter	1,000,000

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental cash flow information

	Year Ended December 31,
	2021	2020	2019
Cash interest paid	$73,598	$79,533	$95,954

Note 11 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flows hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We enter into the non-designated foreign currency forward contracts for periods consistent with the currency exposures, which generally approximate one month. For the years ended December 31, 2021 and 2020, we recognized losses related to non-designated foreign currency forward contracts of $8.9 million and $1.8 million, respectively.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of December 31, 2021 and 2020 was $149.5 million and $129.5 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of December 31, 2021 and 2020 was $161.2 million and $163.5 million, respectively. All open foreign currency forward contracts as of December 31, 2021 have durations of 12 months or less.
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
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI") while the accrued interest is recognized in interest expense in the statement of operations. The following table summarizes the foreign exchange gains and losses recognized within AOCI and the interest benefit recognized within interest expense related to cross currency swap for the year ended December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Foreign exchange gains	$34,849	$37,312
Interest benefit	19,296	14,488
Balance sheet presentation
The following table presents the locations in the consolidated balance sheets and fair value of derivative instruments as of December 31, 2021 and 2020:

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2021	December 31, 2020
Asset derivatives:
Designated foreign currency forward contracts	$1,957	$1,691
Non-designated foreign currency forward contracts	56	61
Cross-currency interest rate swap	21,718	20,106
Prepaid expenses and other current assets	23,731	21,858
Cross-currency interest rate swap	9,560	—
Other assets	9,560	—
Total asset derivatives	$33,291	$21,858
Liability derivatives:
Designated foreign currency forward contracts	$993	$1,504
Non-designated foreign currency forward contracts	147	366
Other current liabilities	1,140	1,870
Cross-currency interest rate swap	—	34,125
Other liabilities	—	34,125
Total liability derivatives	$1,140	$35,995
See Note 13 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax.
For the years ended December 31, 2021, 2020 and 2019, there was no ineffectiveness related to our hedging derivatives.

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
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	Basis of fair value measurement
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Investments in marketable securities	$19,186	$19,186	$—	$—
Derivative assets	33,291	—	33,291	—
Derivative liabilities	1,140	—	1,140	—
Contingent consideration liabilities	9,814	—	—	9,814

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Basis of fair value measurement
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Investments in marketable securities	$12,617	$12,617	$—	$—
Derivative assets	21,858	—	21,858	—
Derivative liabilities	35,995	—	35,995	—
Contingent consideration liabilities	36,633	—	—	36,633
There were no transfers of financial assets or liabilities into or out of Level 3 within the fair value hierarchy during the years ended December 31, 2021 or 2020.
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

Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range (Weighted average)
Milestone-based payment
	Discounted cash flow	Discount rate	1.9% - 2.2% (2.0%)
		Projected year of payment	2022 - 2023
Revenue-based
	Discounted cash flow	Discount rate	1.7% - 10.0% (6.1%)
		Projected year of payment	2022 - 2029
The following table provides information regarding changes in our contingent consideration liabilities for the years ended December 31, 2021 and 2020:

	2021	2020
Beginning balance – January 1	$36,633	$219,908
Payments (1)	(31,678)	(146,971)
Revaluations and other adjustments	4,895	(36,714)
Translation adjustment	(36)	410
Ending balance – December 31	$9,814	$36,633
(1) Includes $17.4 million payment associated with a settlement reached with the shareholders from whom we acquired Essential Medical, Inc. See Note 17 for additional information related to the settlement.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner except that the weighted average number of shares is increased to include dilutive securities. The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	2021	2020	2019
Basic	46,774	46,488	46,200
Dilutive effect of share based awards	653	799	890
Diluted	47,427	47,287	47,090
Weighted average shares that were antidilutive and therefore excluded from the calculation of diluted earnings per share were 0.1 million for the years ended December 31, 2021, 2020 and 2019.
The following tables provides information relating to the changes in accumulated other comprehensive income (loss), net of tax, for each of the years ended December 31, 2021 and 2020:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$735	$(138,810)	$(206,317)	$(344,392)
Other comprehensive (loss) income before reclassifications	(3,331)	(17,032)	59,758	39,395
Amounts reclassified from accumulated other comprehensive income	2,114	5,585	—	7,699
Net current-year other comprehensive (loss) income	(1,217)	(11,447)	59,758	47,094
Balance at December 31, 2020	(482)	(150,257)	(146,559)	(297,298)
Other comprehensive income (loss) before reclassifications	351	6,192	(63,191)	(56,648)
Amounts reclassified from accumulated other comprehensive income	1,212	5,775	—	6,987
Net current-year other comprehensive (loss) income	1,563	11,967	(63,191)	(49,661)
Balance at December 31, 2021	$1,081	$(138,290)	$(209,750)	$(346,959)
The following table provides information relating to the losses (gains) recognized in the statements of income including the reclassifications of losses (gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Losses (gains) on designated foreign exchange forward contracts:
Cost of goods sold	$1,150	$2,354	$(1,284)
Total before tax	1,150	2,354	(1,284)
Taxes expense (benefit)	62	(240)	150
Net of tax	$1,212	$2,114	$(1,134)
Amortization of pension and other postretirement benefits items:
Actuarial losses (1)	$8,543	$7,253	$6,930
Prior-service credits (1)	(1,012)	33	82
Total before tax	7,531	7,286	7,012
Tax benefit	(1,756)	(1,701)	(1,631)
Net of tax	$5,775	$5,585	$5,381
Impact on income from continuing operations, net of tax	$6,987	$7,699	$4,247
(1)These accumulated other comprehensive (loss) income components are included in the computation of net benefit cost of pension and other postretirement benefit plans (see Note 16 for additional information).

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Stock compensation plans
In May of 2014, our stockholders approved the Teleflex Incorporated 2014 Stock Incentive Plan (the "Plan"). The Plan provides for several different kinds of awards, including stock options, stock appreciation rights, stock awards and other stock-based awards to directors, officers and key employees. Under the Plan, we are authorized to issue up to 5.3 million shares of common stock, subject to adjustment in accordance with special share counting rules in the Plan. Options granted under the Plan have an exercise price equal to the closing price of the common stock on the date of the grant. In 2021, we granted, under the Plan, non-qualified options to purchase 108,686 shares of common stock and granted restricted stock units relating to 59,210 shares of common stock under the Plan. We also granted performance share units (“PSUs”), as described in the following paragraph.
In 2018, we began granting PSUs to specified senior managers. The PSUs are designed to provide further incentive to our senior management with respect to the achievement of our long term financial objectives. The PSU component of the equity incentive program is designed to provide shares of our common stock to the holder based upon our achievement of certain financial performance criteria during a designated performance period of three years. The number of shares to be awarded under the PSUs granted are subject to modification based upon our total stockholder return relative to a designated group of public companies. Assuming target performance is achieved, a total of 16,903 shares of common stock would be issuable in respect of the PSUs granted and a maximum of 42,272 shares would be issuable in respect of such PSUs upon achievement of maximum performance levels.
The following table summarizes the share-based compensation activity:

	2021	2020	2019
Share-based compensation expense	$22,937	$20,739	$26,940
Total income tax benefit recognized for share-based compensation arrangements	10,912	21,958	21,121
Net excess tax benefit	6,355	17,549	15,380

The unrecognized compensation expense for all awards granted in 2021 as of the grant date was $37.8 million, which will be recognized over the vesting period of the awards. As of December 31, 2021, 3,082,554 shares were available for future grants under the Plan.
Option Awards
The fair value of options granted in 2021, 2020 and 2019 was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used:

	2021	2020	2019
Risk-free interest rate	0.67%	1.16%	2.44%
Expected life of option	5.01 years	5.00 years	4.99 years
Expected dividend yield	0.34%	0.39%	0.47%
Expected volatility	30.03%	23.98%	23.92%
The following table summarizes the option activity during 2021:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
Outstanding, beginning of the year	1,157,315	$195.57
Granted	108,686	403.99
Exercised	(125,143)	175.90
Forfeited or expired	(32,859)	334.14
Outstanding, end of the year	1,107,999	214.13	5.11	$136,520
Exercisable, end of the year	908,854	$181.31	4.37	$135,036
The weighted average grant date fair value for options granted during 2021, 2020 and 2019 was $103.87, $74.60 and $68.22, respectively. The total intrinsic value of options exercised during 2021, 2020 and 2019 was $27.4 million, $77.9 million and $64.3 million, respectively.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recorded $8.8 million of expense related to options during 2021, which is included in cost of goods sold or selling, general and administrative expenses. As of December 31, 2021, the unamortized share-based compensation cost related to non-vested stock options, net of expected forfeitures, was $9.4 million, which is expected to be recognized over a weighted-average period of 1.47 years. Authorized but unissued shares of our common stock are issued upon exercises of options.
Stock Awards
The fair value of PSUs granted were determined using a Monte Carlo simulation valuation model. The grant date fair value for the 2021 awards was $419.25.
The fair value for restricted stock units granted in 2021, 2020 and 2019 was estimated at the date of grant based on the market price for the underlying stock on the grant date discounted for the risk free interest rate and the present value of expected dividends over the vesting period. The following weighted-average assumptions were used:

	2021	2020	2019
Risk-free interest rate	0.28%	1.07%	2.41%
Expected dividend yield	0.34%	0.38%	0.46%
The following table summarizes the non-vested restricted stock unit activity during 2021:

	Number of Non-Vested Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of the year	150,812	$293.10
Granted	59,210	398.59
Vested	(50,098)	260.32
Forfeited	(24,546)	334.38
Outstanding, end of the year	135,378	$343.89	1.2	$44,469
We issued 59,210, 52,464 and 69,799 of non-vested restricted stock units in 2021, 2020 and 2019, respectively, the majority of which provide for vesting as to all underlying shares on the third anniversary of the grant date. The weighted average grant-date fair value for non-vested restricted stock units granted during 2021, 2020 and 2019 was $398.59, $344.70 and $286.51, respectively.
We recorded $13.5 million of expense related to stock awards during 2021, which is included in cost of goods sold or selling, general and administrative expenses. As of December 31, 2021, the unamortized share-based compensation cost related to non-vested restricted stock units, net of estimated forfeitures, was $17.7 million, which is expected to be recognized over a weighted-average period of 1.2 years. We use treasury stock to provide shares of common stock in connection with vesting of the stock awards.

Note 15 — Income taxes
The following table summarizes the components of the provision for income taxes from continuing operations:

	2021	2020	2019
Current:
Federal	$134,336	$11,148	$19,374
State	16,970	9,644	8,220
Non-U.S.	35,399	35,042	23,690
Deferred:
Federal	(85,272)	(9,475)	(2,041)
State	(16,933)	(13,734)	(28,277)
Non-U.S.	(10,151)	(10,694)	(143,044)
	$74,349	$21,931	$(122,078)

At December 31, 2021, the cumulative unremitted earnings of subsidiaries outside the U.S. that are considered non-permanently reinvested and for which taxes have been provided approximated $1.3 billion. At December 31, 2021, the cumulative unremitted earnings of subsidiaries outside the U.S. that are considered permanently reinvested approximated $1.0 billion. Earnings considered permanently reinvested are expected to be reinvested indefinitely and, as a result, no additional deferred tax liability has been recognized with regard to these earnings. It is not practical to determine the deferred income tax liability on these earnings if, in the future, they are remitted to the U.S. because the income tax liability to be incurred, if any, is dependent on circumstances existing when remittance occurs.
The following table summarizes the U.S. and non-U.S. components of income from continuing operations before taxes:

	2021	2020	2019
U.S.	$209,231	$233,034	$89,021
Non-U.S.	350,237	124,698	250,882
	$559,468	$357,732	$339,903
Reconciliations between the statutory federal income tax rate and the effective income tax rate are as follows:

	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
Tax effect of international items	(6.0)	(5.3)	(11.3)
Foreign merger - deferred taxes (1)	—	—	(38.0)
Excess tax benefits related to share-based compensation	(1.1)	(4.9)	(4.5)
State taxes, net of federal benefit	0.1	(0.3)	(4.9)
Uncertain tax contingencies	(0.1)	(0.5)	—
Contingent consideration	0.2	(2.2)	3.4
Intellectual property impairment charge	—	(1.2)	—
Research and development tax credit	(0.8)	(1.1)	(1.1)
Other, net	—	0.6	(0.5)
	13.3%	6.1%	(35.9)%
(1)During 2019, we recognized a discrete tax benefit of $129.0 million resulting from a non-U.S. legal entity restructuring that eliminated the requirement to provide for withholding taxes on the future repatriation of certain non-permanently reinvested earnings.
The effective income tax rate for 2021 was 13.3% compared to 6.1% for 2020. The effective income tax rate for 2021 reflects tax expense associated with the Respiratory business divestiture. The effective tax rate for 2020 reflects non-taxable contingent consideration adjustments, recognized in connection with a decrease in the fair value of our contingent consideration liabilities. Additionally, the effective tax rates for both 2021 and 2020 reflect a net excess tax benefit related to share-based compensation and a tax benefit relating to the revaluation of state deferred tax assets and liabilities due to business integrations and other changes.
We are routinely subject to examinations by various taxing authorities. In conjunction with these examinations and as a regular practice, we establish and adjust reserves with respect to its uncertain tax positions to address developments related to those positions. We realized a net benefit of $0.8 million, $1.7 million and $0.1 million in 2021, 2020 and 2019 respectively, as a result of reducing our reserves with respect to uncertain tax positions, principally due to the expiration of a number of applicable statutes of limitations.

The following table summarizes significant components of our deferred tax assets and liabilities at December 31, 2021 and 2020:

	2021	2020
Deferred tax assets:
Tax loss and credit carryforwards	$168,113	$180,782
Lease Liabilities	32,127	25,429
Pension	350	12,237
Reserves and accruals	64,421	72,931
Other	4,379	7,996
Less: valuation allowances	(143,177)	(155,008)
Total deferred tax assets	126,213	144,367
Deferred tax liabilities:
Property, plant and equipment	24,479	25,633
Intangibles — stock acquisitions (1)	352,139	476,150
Unremitted non-U.S. earnings	73,385	91,539
Lease Assets	32,127	25,429
Other	7,387	2,221
Total deferred tax liabilities	489,517	620,972
Net deferred tax liability	$(363,304)	$(476,605)
(1)In December of 2021, we executed an intra-company transfer in which certain intellectual property rights held by several of our subsidiaries were contributed to a non-U.S. subsidiary. The transfer accelerated certain taxable income into the year ended December 31, 2021; however, the related current tax expense of $73.2 million, which is payable in 2022, was substantially offset by the reversal of existing deferred tax liabilities.
Under the tax laws of various jurisdictions in which we operate, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward, subject to statutory limitations, to reduce taxable income or taxes payable in a future tax year. At December 31, 2021, the tax effect of such carryforwards approximated $168.1 million. Of this amount, $15.7 million has no expiration date, $19.2 million expires after 2021 but before the end of 2026 and $133.2 million expires after 2026. A portion of these carryforwards consists of tax losses and credits obtained by us as a result of acquisitions; the utilization of these carryforwards are subject to an annual limitation imposed by Section 382 of the Internal Revenue Code, which limits a company’s ability to deduct prior net operating losses following a more than 50 percent change in ownership. It is not expected that the Section 382 limitation will prevent us ultimately from utilizing the applicable loss carryforwards. The determination of state net operating loss carryforwards is dependent upon the U.S. subsidiaries’ taxable income or loss, the state’s proportion of each subsidiary's taxable net income and the application of state laws, which can change from year to year and impact the amount of such carryforward.
The valuation allowance for deferred tax assets of $143.2 million and $155.0 million at December 31, 2021 and 2020, respectively, relates principally to the uncertainty of our ability to utilize certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with applicable accounting standards, which require that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

Uncertain Tax Positions: The following table is a reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Balance at January 1	$7,230	$7,561	$8,106
Increase in unrecognized tax benefits related to prior years	—	1,286	351
Decrease in unrecognized tax benefits related to prior years	—	—	(201)
Unrecognized tax benefits related to the current year	—	—	1,237
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(956)	(1,864)	(1,881)
Increase (decrease) in unrecognized tax benefits due to foreign currency translation	(169)	247	(51)
Balance at December 31	$6,105	$7,230	$7,561
The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the effective tax rate for continuing operations, were $3.8 million at December 31, 2021.
We accrue interest and penalties associated with unrecognized tax benefits in income tax expense in the consolidated statements of income, and the corresponding liability is included in the consolidated balance sheets. The net interest expense (benefit) and penalties reflected in income from continuing operations for the year ended December 31, 2021 was $0.2 million and $(0.3) million, respectively; for the year ended December 31, 2020 was $0.2 million and $(0.5) million, respectively; and for the year ended December 31, 2019 was $0.2 million and $(0.1) million, respectively. The liabilities in the consolidated balance sheets for interest and penalties at December 31, 2021 were $0.8 million and $1.8 million, respectively, and at December 31, 2020 were $0.7 million and $2.1 million, respectively.
The taxable years for which the applicable statute of limitations remains open by major tax jurisdictions are as follows:

	Beginning	Ending
U.S.	2018	2021
Canada	2017	2021
China	2016	2021
Czech Republic	2018	2021
France	2019	2021
Germany	2011	2021
India	2002	2021
Ireland	2017	2021
Italy	2016	2021
Malaysia	2017	2021
Singapore	2017	2021
We are routinely subject to income tax examinations by various taxing authorities. As of December 31, 2021, the most significant tax examinations in process were in Ireland and Germany. The date at which these examinations may be concluded and the ultimate outcome of the examinations are uncertain. As a result of the uncertain outcome of this ongoing examinations, future examinations or the expiration of statutes of limitation, it is reasonably possible that the related unrecognized tax benefits for tax positions taken could materially change from those recorded as liabilities at December 31, 2021. Due to the potential for resolution of certain examinations, and the expiration of various statutes of limitations, it is reasonably possible that our unrecognized tax benefits may change within the next year by a range of zero to $1.1 million.
Supplemental cash flow information

	Year Ended December 31,
	2021	2020	2019
Income taxes paid, net of refunds	$108,609	$77,163	$73,632

Note 16 — Pension and other postretirement benefits
We have a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. Our funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves. As of December 31, 2021, no further benefits are being accrued under the U.S. defined benefit pension plans and the other postretirement benefit plans, other than certain postretirement benefit plans covering employees subject to a collective bargaining agreement.
Teleflex and certain of our subsidiaries provide medical, dental and life insurance benefits to pensioners or their survivors. The associated plans are unfunded and approved claims are paid from our funds.
The following table provides information regarding the components of the net benefit (income) expense of the pension and postretirement benefit plans for the years ended December 31, 2021, 2020 and 2019:

	Pension			Other Benefits
	2021	2020	2019	2021	2020	2019
Service cost	$1,467	$1,416	$2,768	$—	$—	$9
Interest cost	9,272	12,827	16,000	418	902	1,391
Expected return on plan assets	(30,726)	(31,650)	(27,426)	—	—	—
Net amortization and deferral	8,589	7,447	7,013	(1,058)	(161)	(1)
Net benefit (income) expense	$(11,398)	$(9,960)	$(1,645)	$(640)	$741	$1,399
Net benefit (income) expense is primarily included in selling, general and administrative expenses within the consolidated statements of income.
The following table provides the weighted average assumptions for U.S. and foreign plans used in determining net benefit cost:

	Pension			Other Benefits
	2021	2020	2019	2021	2020	2019
Discount rate	2.5%	3.2%	4.3%	2.3%	3.1%	4.2%
Rate of return	6.7%	7.5%	7.7%
Initial healthcare trend rate				6.8%	7.0%	7.4%
Ultimate healthcare trend rate				4.5%	5.0%	5.0%

The following table provides summarized information with respect to the pension and postretirement benefit plans, measured as of December 31, 2021 and 2020:

	Pension		Other Benefits
	2021	2020	2021	2020
Benefit obligation, beginning of year	$501,347	$470,236	$31,921	$40,042
Service cost	1,467	1,416	—	—
Interest cost	9,272	12,827	418	902
Actuarial (gain) loss	(13,567)	36,726	(2,288)	964
Currency translation	(1,726)	2,273	—	—
Benefits paid	(21,138)	(21,092)	(3,303)	(5,448)
Medicare Part D reimbursement	—	—	56	119
Plan amendments	—	47	—	(4,658)
Administrative costs	(981)	(1,086)	—	—
Projected benefit obligation, end of year	474,674	501,347	26,804	31,921
Fair value of plan assets, beginning of year	457,626	423,300
Actual return on plan assets	22,124	43,276
Contributions	12,159	12,490
Benefits paid	(21,138)	(21,092)
Administrative costs	(981)	(1,086)
Currency translation	3	738
Fair value of plan assets, end of year	469,793	457,626
Funded status, end of year	$(4,881)	$(43,721)	$(26,804)	$(31,921)

The actuarial gain for pension for the year ended December 31, 2021 was primarily due to an increase in the discount rate used to measure the obligation, partially offset by a change in census data as well as the mortality assumptions. The actuarial loss for pension for the year ended December 31, 2020 was primarily due to a decrease in the discount rate used to measure the obligation, partially offset by a change in the mortality assumptions.
The accumulated benefit obligations (ABO) and the projected benefit obligations (PBO) for plans with ABO and PBO in excess of plan assets were $456.0 million and $456.6 million, respectively, at December 31, 2021 and $481.0 million and $481.8 million respectively, at December 31, 2020. The fair value of plan assets for plans with PBO and ABO in excess of plan assets were $449.8 million and $434.3 million, respectively, at December 31, 2021 and December 31, 2020, respectively.
The following table sets forth the amounts recognized in the consolidated balance sheet with respect to the pension and postretirement plans:

	Pension		Other Benefits
	2021	2020	2021	2020
Other assets	$17,827	$3,703	$—	$—
Payroll and benefit-related liabilities	(1,602)	(1,721)	(2,725)	(3,125)
Pension and postretirement benefit liabilities	(21,106)	(45,703)	(24,079)	(28,796)
Accumulated other comprehensive loss (gain)	218,139	232,540	(2,847)	(1,617)
	$213,258	$188,819	$(29,651)	$(33,538)

The following tables set forth the amounts recognized in accumulated other comprehensive income with respect to the plans:

	Pension
	Prior Service Cost	Net (Gain) or Loss	Deferred Taxes	Accumulated Other Comprehensive Loss, Net of Tax
Balance at December 31, 2019	$173	$213,816	$(76,270)	$137,719
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(15)	(7,432)	1,738	(5,709)
Amounts arising during the period:
Actuarial changes in benefit obligation	—	25,100	(5,875)	19,225
Plan amendments	47	—	(9)	38
Impact of currency translation	—	851	(241)	610
Balance at December 31, 2020	205	232,335	(80,657)	151,883
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(5)	(8,584)	1,999	(6,590)
Amounts arising during the period:
Actuarial changes in benefit obligation	—	(4,965)	1,148	(3,817)
Impact of currency translation	—	(847)	237	(610)
Balance at December 31, 2021	$200	$217,939	$(77,273)	$140,866

	Other Benefits
	Prior Service Cost	Net (Gain) or Loss	Deferred Taxes	Accumulated Other Comprehensive Loss, Net of Tax
Balance at December 31, 2019	$7	$1,909	$(825)	$1,091
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(18)	179	(37)	124
Amounts arising during the period:
Actuarial changes in benefit obligation	—	964	(223)	741
Plan amendments	(4,658)	—	1,076	(3,582)
Balance at December 31, 2020	(4,669)	3,052	(9)	(1,626)
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	1,017	41	(243)	815
Amounts arising during the period:
Actuarial changes in benefit obligation	—	(2,288)	523	(1,765)
Balance at December 31, 2021	$(3,652)	$805	$271	$(2,576)
The following table provides the weighted average assumptions for U.S. and foreign plans used in determining benefit obligations:

	Pension		Other Benefits
	2021	2020	2021	2020
Discount rate	2.8%	2.5%	2.7%	2.3%
Rate of compensation increase	2.8%	2.8%
Initial healthcare trend rate			6.0%	6.4%
Ultimate healthcare trend rate			4.5%	4.5%
The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the pension and other benefit obligations. The weighted average discount rates for

U.S. pension plans and other benefit plans of 2.95% and 2.69%, respectively, were established by comparing the projection of expected benefit payments to the AA Above Median yield curve as of December 31, 2021. The expected benefit payments are discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, we extend the curve assuming that the discount rate derived in year 30 is extended to the end of the plan’s payment expectations. Once the present value of the string of benefit payments is established, we determine the single rate on the yield curve that, when applied to all obligations of the plan, will exactly match the previously determined present value.
As part of the evaluation of pension and other postretirement assumptions, we applied assumptions for mortality and healthcare cost trends that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, we used generational tables that take into consideration increases in plan participant longevity.
Our assumption for the expected return on plan assets is primarily based on the determination of an expected return for its current portfolio. This determination is made using assumptions for return and volatility of the portfolio. Asset class assumptions are set using a combination of empirical and forward-looking analysis. To the extent historical results have been affected by unsustainable trends or events, the effects of those trends are quantified and removed. We apply a variety of models for filtering historical data and isolating the fundamental characteristics of asset classes. These models provide empirical return estimates for each asset class, which are then reviewed and combined with a qualitative assessment of long term relationships between asset classes before a return estimate is finalized. The qualitative analysis is intended to provide an additional means for addressing the effect of unrealistic or unsustainable short-term valuations or trends, resulting in return levels and behavior we believe are more likely to prevail over long periods. Effective in 2022, we changed the expected return on plan assets of the U.S. pension plans from 7.00% to 5.80% due to modifications to the investment strategy in order to gradually reduce portfolio risk. The change had no impact on the results for the year ended December 31, 2021.
The accumulated benefit obligation for all U.S. and foreign defined benefit pension plans was $474.1 million and $500.6 million for 2021 and 2020, respectively. All of the pension plans had accumulated benefit obligations in excess of their respective plan assets as of December 31, 2021 and 2020, with the exception of one foreign plan that had plan assets of $2.0 million and $3.7 million in excess of the accumulated benefit obligation as of December 31, 2021 and 2020, respectively.
Our investment objective is to achieve an enhanced long-term rate of return on plan assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the availability of benefits for participants. These investments are primarily comprised of equity and fixed income mutual funds. Our other investments are largely comprised of a hedge fund of funds and a structured credit fund. The equity funds are diversified in terms of domestic and international equity securities, as well as small, middle and large capitalization stocks. Our target allocation percentage is as follows: equity securities (26%) and fixed-income securities (74%). Equity funds are held for their expected return over inflation. Fixed-income funds are held for diversification relative to equities and as a partial hedge of interest rate risk with respect to plan liabilities. The other investments are held to further diversify assets within the plans and are designed to provide a mix of equity and bond like return with a bond like risk profile. The plans may also hold cash to meet liquidity requirements. Actual performance may not be consistent with the respective investment strategies. Investment risks and returns are measured and monitored on an ongoing basis through annual liability measurements and investment portfolio reviews to determine whether the asset allocation targets continue to represent an appropriate balance of expected risk and reward.

The following table provides the fair values of the pension plan assets at December 31, 2021 by asset category:

	Fair Value Measurements
Asset Category (a)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$923	$923	—	—
Money market funds	6	6	—	—
Equity securities:
Managed volatility (b)	57,252	57,252	—	—
U.S. small/mid-cap equity (c)	7,532	7,532	—	—
World equity (excluding U.S.) (d)	34,287	34,287	—	—
Fixed income securities:
Intermediate duration fund (e)	101,363	101,363	—	—
Long duration bond fund (f)	171,919	171,919	—	—
Corporate bond fund (g)	7,607	7,607	—	—
Emerging markets debt fund (h)	7,605	7,605	—	—
Corporate, government and foreign bonds	50,599	50,599	—	—
Absolute return credit fund (i)	671	—	$671	—
Asset backed – home loans	208	—	208	—
Other types of investments:
Contract with insurance company (j)	19,130	—	—	$19,130
Other	3	—	—	3
Total investments at fair value	$459,105	$439,093	$879	$19,133
Investments measured at net asset value (k)	10,688
Total	$469,793

The following table provides the fair values of the pension plan assets at December 31, 2020 by asset category:

	Fair Value Measurements
Asset Category (a)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$582	$582	—	—
Money market funds	12	12	—	—
Equity securities:
Managed volatility (b)	85,974	85,974	—	—
U.S. small/mid-cap equity (c)	11,780	11,780	—	—
World equity (excluding U.S.) (d)	59,467	59,467	—	—
Common equity securities – Teleflex Incorporated	29,592	29,592	—	—
Fixed income securities:
Intermediate duration fund (e)	63,376	63,376	—	—
Long duration bond fund (f)	98,996	98,996	—	—
Corporate bond fund (g)	13,469	13,469	—	—
Emerging markets debt fund (h)	11,412	11,412	—	—
Corporate, government and foreign bonds	35,582	35,582	—	—
Asset backed – home loans	261	—	$261	—
Other types of investments:
Multi asset funds (l)	8,890	4,057	4,833	—
Contract with insurance company (j)	10,485	—	—	$10,485
Other	4	—	—	4
Total investments at fair value	$429,882	$414,299	$5,094	$10,489
Investments measured at Net asset value (k)	27,744
Total	$457,626
(a)Information on asset categories described in notes (b)-(l) is derived from prospectuses and other material provided by the respective funds comprising the respective asset categories.
(b)This category comprises mutual funds that invest in securities of U.S. and non-U.S. companies of all capitalization ranges that exhibit relatively low volatility.
(c)This category comprises a mutual fund that invests at least 80% of its net assets in equity securities of small and mid-sized companies. The fund invests in common stocks or exchange traded funds holding common stock of U.S. companies with market capitalizations in the range of companies in the Russell 2500 Index.
(d)This category comprises a mutual fund that invests at least 80% of its net assets in equity securities of foreign companies. These securities may include common stocks, preferred stocks, warrants, exchange traded funds based on an international equity index, derivative instruments whose value is based on an international equity index and derivative instruments whose value is based on an underlying equity security or a basket of equity securities. The fund invests in securities of foreign issuers located in developed and emerging market countries. However, the fund will not invest more than 35% of its assets in the common stocks or other equity securities of issuers located in emerging market countries.
(e)This category comprises a mutual fund that invests in instruments or derivatives having economic characteristics similar to fixed income securities. The fund invests in investment grade fixed income instruments, including U.S. and foreign corporate obligations, fixed income securities issued by sovereigns or agencies in both developed and emerging foreign markets, debt obligations issued by governments or other municipalities, and securities issued or guaranteed by the U.S. Government and its agencies. The fund will seek to maintain an effective average duration between three and ten years, and uses derivative instruments, including interest rate swap agreements and credit default swaps, for the purpose of managing the overall duration and yield curve exposure of the Fund’s portfolio of fixed income securities.
(f)This category comprises a mutual fund that invests in instruments or derivatives having economic characteristics similar to fixed income securities. The fund invests in investment grade fixed income instruments, including securities issued or guaranteed by the U.S. Government and its agencies and instrumentalities, corporate bonds, asset-backed securities, exchange traded funds, mortgage-backed securities and collateralized mortgage-backed securities. The fund invests primarily in long duration government and corporate fixed income securities, and uses derivative instruments, including interest rate swap agreements and Treasury futures contracts, for the purpose of managing the overall duration and yield curve exposure of the Fund’s portfolio of fixed income securities.

(g)This category comprises funds that invest primarily in higher-yielding fixed income securities, including corporate bonds and debentures, convertible and preferred securities and zero coupon obligations.
(h)This category comprises a mutual fund that invests at least 80% of its net assets in fixed income securities of emerging market issuers, primarily in U.S. dollar-denominated debt of foreign governments, government-related and corporate issuers in emerging market countries and entities organized to restructure the debt of those issuers.
(i)This category comprises a mutual fund that invests primarily in investment grade bonds and similar fixed income and floating rate securities.
(j)This category comprises the asset established out of an agreement to purchase a bulk-annuity policy from an insurer to fully cover the liabilities for members of the pension plan. The asset value is based on the fair value of the contract as determined by the insurance company using inputs that are not observable.
(k)This category comprises pooled institutional investments, primarily collective investment trusts. These funds are not listed on an exchange or traded in an active market and these investments are valued using their net asset value, which is generally based on the underlying asset values of the pooled investments held in the trusts. This category comprises the following funds:
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
(l)This category comprises funds that may invest in equities, bonds, or derivatives.
Our contributions to U.S. and foreign pension plans during 2022 are expected to be approximately $1.6 million. Contributions to postretirement healthcare plans during 2022 are expected to be approximately $2.7 million.
The following table provides information about the expected benefit payments under its U.S. and foreign plans for each of the five succeeding years and the aggregate of the five years thereafter, net of the annual average Medicare Part D subsidy of approximately $0.1 million:

	Pension	Other Benefits
2022	$22,732	$2,723
2023	22,859	2,630
2024	23,583	2,432
2025	23,976	2,348
2026	24,622	2,073
Years 2027 — 2031	127,007	7,388
We maintain a number of defined contribution savings plans covering eligible U.S. and non-U.S. employees. We partially match employee contributions. Costs related to these plans were $23.2 million, $21.7 million and $17.5 million for 2021, 2020 and 2019, respectively.

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
Remediation activities vary substantially in duration and cost from site to site. The nature of these activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At December 31, 2021 and 2020, we have recorded $2.0 million and $1.6 million, respectively, in accrued liabilities and $4.1 million and $5.2 million, respectively in other liabilities relating to these matters. Considerable uncertainty exists with respect to these liabilities, and if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of December 31, 2021. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.

Legal matters: We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment, environmental and other matters. As of December 31, 2021 and 2020, we have recorded accrued liabilities of $0.2 million and $0.3 million, respectively, in connection with such contingencies, representing our best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters.
On February 17, 2021, representatives of the selling shareholders from whom we acquired Essential Medical, Inc. filed suit on behalf of such shareholders in the Court of Chancery of the State of Delaware alleging, among other things, that we breached the merger agreement relating to the acquisition in connection with activities relating to the achievement of revenue-based milestone goals under the agreement. The suit sought money damages in the amount of $66.9 million, plus interest. During the second quarter of 2021, the parties entered into a settlement agreement, pursuant to which we paid $17.4 million to the selling shareholders, the selling shareholders released us from the claims asserted in the lawsuit as well as any remaining obligations to make milestone payments and any other obligations relating to the merger agreement, and the lawsuit was dismissed with prejudice. As a result, we have no further potential liability related to this matter.
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
Other: As previously disclosed, we have been subject to an investigation by Chinese authorities related to a technical error regarding our country of origin designation for certain products we imported into China. Had the error not been made, we would have been obligated to make increased tariff payments in late 2018 through the first quarter of 2021. During the first quarter of 2021, we accrued the estimated increase in tariffs as well as related interest expense for the periods in question. In addition to the tariffs and related interest, the Chinese authorities may impose a penalty for the unpaid tariffs.
During the third quarter of 2021, after receiving requests for payment of the increased tariff amounts from the Chinese authorities, we remitted payment for the increased tariffs and we believe this to be the final action required to close the case. We no longer consider payment of penalties or interest to be probable, so we reversed the $3.0 million of previously accrued penalties as well as the accrued interest.
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
The following tables present our segment results for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Americas	$1,659,309	$1,465,035	$1,492,274
EMEA	606,807	584,859	588,043
Asia	297,766	267,016	294,328
OEM	245,681	220,246	220,717
Net revenues	$2,809,563	$2,537,156	$2,595,362

	Year Ended December 31,
	2021	2020	2019
Americas	$424,225	$401,391	$319,933
EMEA	94,865	81,348	94,424
Asia	84,648	51,238	73,090
OEM	56,210	44,852	57,994
Total segment operating profit (1)	659,948	578,829	545,441
Unallocated expenses (2)	(31,853)	(155,761)	(118,187)
Income from continuing operations before interest, loss on extinguishment of debt and taxes	$628,095	$423,068	$427,254
(1) Segment operating profit includes segment net revenues from external customers reduced by its standard cost of goods sold, adjusted for fixed manufacturing cost absorption variances, selling, general and administrative expenses, research and development expenses and an allocation of corporate expenses. For the years ended December 31, 2021, 2020 and 2019, corporate expenses were allocated among the segments in proportion to the respective amounts of one of several items (such as sales, numbers of employees, and amount of time spent), depending on the category of expense involved. Commencing on January 1, 2022, all corporate expenses are allocated amongst the segments in proportion to the respective amounts of net revenues. The revised methodology does not impact period over period comparability because the change was immaterial.
(2) Unallocated expenses primarily include manufacturing variances, except for fixed manufacturing cost absorption variances, restructuring and impairment charges and gain on sale of business and assets.

	Year Ended December 31,
	2021	2020	2019
Americas	$164,102	$151,111	$153,419
EMEA	45,022	47,012	44,328
Asia	11,140	13,594	14,072
OEM	17,098	15,535	6,550
Consolidated depreciation and amortization	$237,362	$227,252	$218,369

Geographic data
The following tables provide total net revenues and total net property, plant and equipment by geographic region for the years ended December 31, 2021, 2020 and 2019 and as of December 31, 2021 and 2020, respectively.

	Year Ended December 31,
	2021	2020	2019
Net revenues (based on selling location):
U.S.	$1,769,488	$1,567,144	$1,606,248
Europe	665,000	646,577	652,069
Asia Pacific	263,022	230,267	241,278
All other	112,053	93,168	95,767
	$2,809,563	$2,537,156	$2,595,362

		As of December 31,
Net property, plant and equipment:		2021	2020
U.S.		$206,876	$234,186
Malaysia		72,541	71,760
Mexico		69,471	69,330
All other		94,870	98,636
		$443,758	$473,912

TELEFLEX INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Income	Accounts Receivable Write-offs	Translation and Other	Balance at End of Year
December 31, 2021	$12,875	$1,542	$(3,001)	$(617)	$10,799
December 31, 2020	$9,055	$3,798	$(1,336)	$1,358	$12,875
December 31, 2019	$9,348	$1,680	$(1,739)	$(234)	$9,055
DEFERRED TAX ASSET VALUATION ALLOWANCE

	Balance at Beginning of Year	Additions Charged to Expense	Reductions Credited to Expense	Translation and Other	Balance at End of Year
December 31, 2021	$155,008	$7,770	$(15,384)	$(4,217)	$143,177
December 31, 2020	$119,233	$30,640	$(59)	$5,194	$155,008
December 31, 2019	$143,971	$31,564	$(55,797)	$(505)	$119,233