Form 10-Q
period 2022-03-27
TELEFLEX INC
filed 2022-04-28
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The registrant had 46,900,058 shares of common stock, par value $1.00 per share, outstanding as of April 26, 2022.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 27, 2022

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 27, 2022	March 28, 2021
	(Dollars and shares in thousands, except per share)
Net revenues	$641,715	$633,925
Cost of goods sold	295,482	289,398
Gross profit	346,233	344,527
Selling, general and administrative expenses	203,932	203,148
Research and development expenses	36,360	29,947
Restructuring and impairment charges	2,405	7,998
Income from continuing operations before interest and taxes	103,536	103,434
Interest expense	10,418	16,798
Interest income	(222)	(659)
Income from continuing operations before taxes	93,340	87,295
Taxes on income from continuing operations	15,973	12,428
Income from continuing operations	77,367	74,867
Operating loss from discontinued operations	(294)	(1)
Tax benefit on operating loss from discontinued operations	(68)	—
Loss from discontinued operations	(226)	(1)
Net income	$77,141	$74,866
Earnings per share:
Basic:
Income from continuing operations	$1.65	$1.60
Loss from discontinued operations	—	—
Net income	$1.65	$1.60
Diluted:
Income from continuing operations	$1.63	$1.58
Loss from discontinued operations	—	—
Net income	$1.63	$1.58
Weighted average common shares outstanding
Basic	46,876	46,698
Diluted	47,402	47,407
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 27, 2022	March 28, 2021
	(Dollars in thousands)
Net income	$77,141	$74,866
Other comprehensive (loss) income, net of tax:
Foreign currency translation, net of tax of $(1,136), and $(598) for the three months periods, respectively	(23,329)	(24,075)
Pension and other postretirement benefit plans adjustment, net of tax of $(499), and $(513) for the three months periods, respectively	1,586	1,611
Derivatives qualifying as hedges, net of tax of $(30), and $33 for the three months periods, respectively	457	27
Other comprehensive loss, net of tax:	(21,286)	(22,437)
Comprehensive income	$55,855	$52,429
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 27, 2022	December 31, 2021
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$466,656	$445,084
Accounts receivable, net	407,159	383,569
Inventories	491,422	477,643
Prepaid expenses and other current assets	123,872	117,277
Prepaid taxes	5,092	5,545
Total current assets	1,494,201	1,429,118
Property, plant and equipment, net	436,021	443,758
Operating lease assets	124,390	129,653
Goodwill	2,492,726	2,504,202
Intangible assets, net	2,243,559	2,289,067
Deferred tax assets	6,791	6,820
Other assets	75,622	69,104
Total assets	$6,873,310	$6,871,722
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$110,000	$110,000
Accounts payable	117,464	118,236
Accrued expenses	158,945	163,441
Payroll and benefit-related liabilities	102,407	143,657
Accrued interest	16,808	5,209
Income taxes payable	88,451	83,943
Other current liabilities	62,125	55,633
Total current liabilities	656,200	680,119
Long-term borrowings	1,740,778	1,740,102
Deferred tax liabilities	369,739	370,124
Pension and postretirement benefit liabilities	43,427	45,185
Noncurrent liability for uncertain tax positions	8,614	8,646
Noncurrent operating lease liabilities	109,597	116,033
Other liabilities	149,421	156,765
Total liabilities	3,077,776	3,116,974
Commitments and contingencies
Total shareholders' equity	3,795,534	3,754,748
Total liabilities and shareholders' equity	$6,873,310	$6,871,722
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 27, 2022	March 28, 2021
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$77,141	$74,866
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	226	1
Depreciation expense	17,317	17,513
Intangible asset amortization expense	40,597	41,922
Deferred financing costs and debt discount amortization expense	1,048	1,210
Fair value step up of acquired inventory sold	—	3,993
Changes in contingent consideration	(30)	6,354
Asset impairment charges	1,497	—
Stock-based compensation	5,302	5,344
Deferred income taxes, net	409	425
Interest benefit on swaps designated as net investment hedges	(4,848)	(4,647)
Other	(2,093)	(14,384)
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(27,805)	(12,298)
Inventories	(19,852)	(10,074)
Prepaid expenses and other assets	4,830	3,342
Accounts payable, accrued expenses and other liabilities	(36,978)	(4,438)
Income taxes receivable and payable, net	5,341	1,665
Net cash provided by operating activities from continuing operations	62,102	110,794
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(13,078)	(19,276)
Proceeds from sale of business and assets	262	161
Payments for businesses and intangibles acquired, net of cash acquired	—	(1,762)
Net cash used in investing activities from continuing operations	(12,816)	(20,877)
Cash flows from financing activities of continuing operations:
Reduction in borrowings	—	(100,000)
Debt extinguishment, issuance and amendment fees	—	(22)
Net payments from share based compensation plans and the related tax impacts	(4,941)	(2,510)
Payments for contingent consideration	(73)	(13,071)
Dividends paid	(15,946)	(15,893)
Net cash used in financing activities from continuing operations	(20,960)	(131,496)
Cash flows from discontinued operations:
Net cash used in operating activities	(119)	(243)
Net cash used in discontinued operations	(119)	(243)
Effect of exchange rate changes on cash and cash equivalents	(6,635)	(9,427)
Net increase (decrease) in cash and cash equivalents	21,572	(51,249)
Cash and cash equivalents at the beginning of the period	445,084	375,880
Cash and cash equivalents at the end of the period	$466,656	$324,631
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2021	47,929	$47,929	$693,090	$3,517,954	$(346,959)	1,069	$(157,266)	$3,754,748
Net income				77,141				77,141
Cash dividends ($0.34 per share)				(15,946)				(15,946)
Other comprehensive loss					(21,286)			(21,286)
Shares issued under compensation plans	5	5	(950)			(27)	894	(51)
Deferred compensation	—	—	100			(5)	828	928
Balance at March 27, 2022	47,934	$47,934	$692,240	$3,579,149	$(368,245)	1,037	$(155,544)	$3,795,534

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2020	47,812	$47,812	$652,305	$3,096,228	$(297,298)	1,132	$(162,590)	$3,336,457
Net income				74,866				74,866
Cash dividends ($0.34 per share)				(15,893)				(15,893)
Other comprehensive loss					(22,437)			(22,437)
Shares issued under compensation plans	18	18	1,993			(28)	99	2,110
Deferred compensation	—	—	447			(4)	241	688
Balance at March 28, 2021	47,830	$47,830	$654,745	$3,155,201	$(319,735)	1,100	$(162,250)	$3,375,791

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
In accordance with applicable accounting standards and as permitted by Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures that are required to be included in our annual consolidated financial statements. Therefore, our quarterly condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Note 2 — Recently issued accounting standards
From time to time, new accounting guidance is issued by the FASB or other standard setting bodies that is adopted by us as of the effective date or, in some cases where early adoption is permitted, in advance of the effective date. We have assessed the recently issued guidance that is not yet effective and believe the new guidance will not have a material impact on the consolidated results of operations, cash flows or financial position.
Note 3 — Net revenues
We primarily generate revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when our products are shipped from the manufacturing or distribution facility. For our Original Equipment and Development Services ("OEM") segment, most revenue is recognized over time because the OEM segment generates revenue from the sale of custom products that have no alternative use and we have an enforceable right to payment to the extent that performance has been completed. We market and sell products through our direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers, which constituted 89%, 9% and 2% of consolidated net revenues, respectively, for the three months ended March 27, 2022. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. With respect to the custom products sold in the OEM segment, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table disaggregates revenue by global product category for the three months ended March 27, 2022 and March 28, 2021.

	Three Months Ended
	March 27, 2022	March 28, 2021
Vascular access	$166,134	$163,973
Anesthesia	86,957	84,857
Interventional	96,859	96,173
Surgical	89,702	80,386
Interventional urology	74,895	73,364
OEM	57,656	53,489
Other (1)	69,512	81,683
Net revenues (2)	$641,715	$633,925
(1)Includes revenues generated from sales of our respiratory and urology products (other than interventional urology products). Certain product lines within the respiratory product category were sold during 2021. See Note 4 for additional information related to the Respiratory business divestiture
(2)The product categories listed above are presented on a global basis, while each of our reportable segments other than the OEM reportable segment are defined based on the geographic location of its operations; the OEM reportable segment operates globally. Each of the geographically based reportable segments include net revenues from each of the non-OEM product categories listed above.
Note 4 — Divestiture
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
On June 28, 2021, the first day of the third quarter of 2021, we completed the initial phase of the Respiratory business divestiture, pursuant to which we received cash proceeds of $259 million. The second phase of the Respiratory business divestiture will occur once we transfer certain additional manufacturing assets to Medline and is expected to occur prior to the end of 2023. We plan to recognize the remaining consideration, and any gain on sale resulting from the completion of the second phase of the divestiture, when it becomes realizable.
Net revenues attributable to our divested respiratory business recognized prior to the Respiratory business divestiture are included within each of our geographic segments and were $31.1 million for the three months ended March 28, 2021. For the three months ended March 27, 2022, we recognized $21.1 million in net revenues attributed to services provided to Medline in accordance with the MSTA, which are presented within our Americas reporting segment.
Note 5 — Restructuring and impairment charges
We have ongoing restructuring initiatives consisting of a plan, initiated in connection with the Respiratory business divestiture described in Note 4, designed to separate the manufacturing operations to be transferred to Medline from those that will remain with Teleflex (the “Respiratory divestiture plan”), and plans related to the relocation of manufacturing operations to existing lower-cost locations and related workforce reductions (referred to as the 2019 and 2018 Footprint realignment plans). The following tables provide a summary of our cost estimates and other information associated with these plans:

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Respiratory divestiture plan	2019 Footprint realignment plan	2018 Footprint realignment plan
Plan expense estimates:	(Dollars in millions)
Termination benefits	$5 to $8	$14 to $15	$60 to $65
Other costs (1)	— to —	2 to 2	3 to 4
Restructuring charges	5 to 8	16 to 17	63 to 69
Restructuring related charges (2)	19 to 22	38 to 43	47 to 59
Total restructuring and restructuring related charges	$24 to $30	$54 to $60	$110 to $128
Other plan estimates:
Expected cash outlays	$24 to $30	$48 to $54	$99 to $122
Expected capital expenditures	$22 to $28	$31 to $33	$15 to $16
Other plan information:
Period initiated	May 2021	February 2019	May 2018
Estimated period of substantial completion	2023	2022	2022
Aggregate restructuring charges	$2.8	$14.9	$62.7
Restructuring reserve:
Balance as of March 27, 2022	$2.7	$2.2	$42.9
Restructuring related charges incurred:
Three Months Ended March 27, 2022	$2.0	$1.1	$2.3
Aggregate restructuring related charges	$5.3	$35.3	$29.7
(1)Includes facility closure, employee relocation, equipment relocation and outplacement costs.
(2)Restructuring related charges represent costs that are directly related to the plans and principally constitute costs to transfer manufacturing operations to the existing lower-cost locations, project management costs and accelerated depreciation. The 2018 Footprint realignment plan also includes a charge associated with our exit from the facilities that is expected to be imposed by the taxing authority in the affected jurisdiction. Excluding this tax charge, substantially all of the restructuring related charges are expected to be recognized within cost of goods sold.
In 2014, we initiated a restructuring plan involving the consolidation of operations and a related reduction in workforce at certain facilities, in addition to the relocation of manufacturing operations from certain higher-cost locations to existing lower-cost locations (the "2014 Footprint realignment plan”). The plan is substantially complete and as a result, we expect future restructuring expenses associated with the plan, if any, to be immaterial.
Restructuring and impairment charges recognized for the three months ended March 27, 2022 and March 28, 2021 consisted of the following:

Three Months Ended March 27, 2022
	Termination benefits	Other costs (1)	Total
Respiratory divestiture plan	$106	$14	$120
2019 Footprint realignment plan	(670)	24	(646)
2018 Footprint realignment plan	158	62	220
Other restructuring plans (2)	1,132	82	1,214
Restructuring charges	726	182	908
Asset impairment charges	—	1,497	1,497
Restructuring and impairment charges	$726	$1,679	$2,405

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Three Months Ended March 28, 2021
	Termination benefits	Other costs (1)	Total
2021 Restructuring plan	$6,760	$—	$6,760
2019 Footprint realignment plan	341	105	446
2018 Footprint realignment plan	267	45	312
Other restructuring plans (3)	(166)	646	480
Restructuring charges	$7,202	$796	$7,998
(1) Other costs include facility closure, contract termination and other exit costs.
(2) Includes activity primarily related to a restructuring plan initiated in the first quarter of 2022 that is designed to relocate manufacturing operations at certain of our facilities, the 2021 Restructuring plan and the 2014 Footprint realignment plan.
(3) Includes the plan initiated during the third quarter of 2019 as well as the 2016 and 2014 Footprint realignment plans.

Note 6 — Inventories
Inventories as of March 27, 2022 and December 31, 2021 consisted of the following:

	March 27, 2022	December 31, 2021
Raw materials	$149,603	$146,433
Work-in-process	89,017	81,503
Finished goods	252,802	249,707
Inventories	$491,422	$477,643

Note 7 — Goodwill and other intangible assets
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment for the three months ended March 27, 2022:

	Americas	EMEA	Asia	OEM	Total
December 31, 2021	$1,676,224	$492,149	$223,819	$112,010	$2,504,202
Currency translation adjustment	513	(10,458)	(1,531)	—	(11,476)
March 27, 2022	$1,676,737	$481,691	$222,288	$112,010	$2,492,726
The gross carrying amount of, and accumulated amortization relating to, intangible assets as of March 27, 2022 and December 31, 2021 were as follows:

	Gross Carrying Amount		Accumulated Amortization
	March 27, 2022	December 31, 2021	March 27, 2022	December 31, 2021
Customer relationships	$1,325,969	$1,328,611	$(455,183)	$(441,059)
In-process research and development	27,670	28,158	—	—
Intellectual property	1,438,935	1,440,643	(581,414)	(560,740)
Distribution rights	23,290	23,434	(20,682)	(20,630)
Trade names	546,522	549,269	(62,073)	(59,249)
Non-compete agreements	22,188	22,783	(21,663)	(22,153)
	$3,384,574	$3,392,898	$(1,141,015)	$(1,103,831)

Note 8 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We enter into the non-designated foreign currency forward contracts for periods consistent with our currency translation exposures, which generally approximate one month. For the three months ended March 27, 2022 and March 28, 2021, we recognized losses of $3.3 million and $3.2 million, respectively, related to non-designated foreign currency forward contracts.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of March 27, 2022 and December 31, 2021 was $158.7 million and $149.5 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of March 27, 2022 and December 31, 2021 was $134.6 million and $161.2 million, respectively. All open foreign currency forward contracts as of March 27, 2022 have durations of 12 months or less.
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
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI"). The following table summarizes the foreign exchange gains and losses recognized within AOCI and the interest benefit recognized within interest expense related to cross currency swap for the three months ended March 27, 2022 and March 28, 2021:

	Three Months Ended
	March 27, 2022	March 28, 2021
Foreign exchange gains	$3,840	$17,614
Interest benefit	4,848	4,647

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Balance sheet presentation
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative financial instruments as of March 27, 2022 and December 31, 2021:

	March 27, 2022	December 31, 2021
	Fair Value
Asset derivatives:
Designated foreign currency forward contracts	$3,500	$1,957
Non-designated foreign currency forward contracts	86	56
Cross-currency interest rate swaps	26,653	21,718
Prepaid expenses and other current assets	30,239	23,731
Cross-currency interest rate swaps	14,448	9,560
Other assets	14,448	9,560
Total asset derivatives	$44,687	$33,291
Liability derivatives:
Designated foreign currency forward contracts	$2,708	$993
Non-designated foreign currency forward contracts	110	147
Other current liabilities	2,818	1,140
Total liability derivatives	$2,818	$1,140
See Note 10 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax.
There was no ineffectiveness related to our cash flow hedges during the three months ended March 27, 2022 and March 28, 2021.
Trade receivables
The allowance for credit losses as of March 27, 2022 and December 31, 2021 was $10.2 million and $10.8 million, respectively. The current portion of the allowance for credit losses, which was $5.6 million and $6.0 million as of March 27, 2022 and December 31, 2021, respectively, was recognized as a reduction of accounts receivable, net.
Note 9 — Fair value measurement
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of March 27, 2022 and December 31, 2021:

	Total carrying value at March 27, 2022	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$18,437	$18,437	$—	$—
Derivative assets	44,687	—	44,687	—
Derivative liabilities	2,818	—	2,818	—
Contingent consideration liabilities	9,709	—	—	9,709

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Total carrying value at December 31, 2021	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$19,186	$19,186	$—	$—
Derivative assets	33,291	—	33,291	—
Derivative liabilities	1,140	—	1,140	—
Contingent consideration liabilities	9,814	—	—	9,814
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
Our financial liabilities valued based upon Level 3 inputs (inputs that are not observable in the market) are comprised of contingent consideration arrangements pertaining to our acquisitions.
Note 10 — Shareholders' equity
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

	Three Months Ended
	March 27, 2022	March 28, 2021
Basic	46,876	46,698
Dilutive effect of share-based awards	526	709
Diluted	47,402	47,407
The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share were 0.3 million and 0.1 million for the three months ended March 27, 2022 and March 28, 2021, respectively.
The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the three months ended March 27, 2022 and March 28, 2021:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2021	$1,081	$(138,290)	$(209,750)	$(346,959)
Other comprehensive income (loss) before reclassifications	57	246	(23,329)	(23,026)
Amounts reclassified from accumulated other comprehensive income	400	1,340	—	1,740
Net current-period other comprehensive income (loss)	457	1,586	(23,329)	(21,286)
Balance as of March 27, 2022	$1,538	$(136,704)	$(233,079)	$(368,245)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2020	$(482)	$(150,257)	$(146,559)	$(297,298)
Other comprehensive (loss) income before reclassifications	(811)	161	(24,075)	(24,725)
Amounts reclassified from accumulated other comprehensive income (loss)	838	1,450	—	2,288
Net current-period other comprehensive income (loss)	27	1,611	(24,075)	(22,437)
Balance as of March 28, 2021	$(455)	$(148,646)	$(170,634)	$(319,735)
The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the three months ended March 27, 2022 and March 28, 2021:

	Three Months Ended
	March 27, 2022	March 28, 2021
Losses (gains) on foreign exchange contracts:
Cost of goods sold	$398	$846
Total before tax	398	846
Taxes (benefit)	2	(8)
Net of tax	400	838
Amortization of pension and other postretirement benefit items (1):
Actuarial losses	2,000	2,143
Prior-service costs	(252)	(251)
Total before tax	1,748	1,892
Tax benefit	(408)	(442)
Net of tax	1,340	1,450
Total reclassifications, net of tax	$1,740	$2,288
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans.
Note 11 — Taxes on income from continuing operations

	Three Months Ended
	March 27, 2022	March 28, 2021
Effective income tax rate	17.1%	14.2%
The effective income tax rates for the three months ended March 27, 2022 and March 28, 2021 were 17.1% and 14.2%, respectively. The effective income tax rate for the three months ended March 27, 2022 includes higher tax expense resulting from a U.S. law effective in 2022 requiring capitalization of certain research and development expenditures. The effective income tax rate for the three months ended March 28, 2021 reflects tax benefits associated with the Z-Medica acquisition and the 2021 Restructuring Plan. The effective income tax rates for both periods reflect a net tax benefit related to share-based compensation and a tax benefit from research and development tax credits.

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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At March 27, 2022, we have recorded $2.0 million and $4.2 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of March 27, 2022. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.
Legal matters: We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of March 27, 2022, we have recorded accrued liabilities of $0.2 million in connection with such contingencies, representing our best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters.
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
To date, we have remitted payment for the requested amounts of the increased tariffs and we believe this to be the final action required to close the case. However, we have not received confirmation from the Chinese authorities that the case is closed and as a result, it remains possible that they may request payment for penalties and interest in the future. We believe the range of penalties could be between 30% and 200% of the increased tariff amount or between $3 million and $20 million.
Tax audits and examinations: We are routinely subject to tax examinations by various tax authorities. As of March 27, 2022, the most significant tax examinations in process were in Ireland and Germany. We may establish

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

reserves with respect to our uncertain tax positions, after we adjust the reserves to address developments with respect to our uncertain tax positions, including developments in these tax examinations. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.

Note 13 — Segment information
The following tables present our segment results for the three months ended March 27, 2022 and March 28, 2021:

	Three Months Ended
	March 27, 2022	March 28, 2021
Americas	$377,961	$375,493
EMEA	136,908	141,253
Asia	69,190	63,690
OEM	57,656	53,489
Net revenues	$641,715	$633,925

	Three Months Ended
	March 27, 2022	March 28, 2021
Americas	$96,901	$83,602
EMEA	9,094	22,995
Asia	17,417	14,916
OEM	10,923	12,562
Total segment operating profit (1)	134,335	134,075
Unallocated expenses (2)	(30,799)	(30,641)
Income from continuing operations before interest and taxes	$103,536	$103,434
(1)Segment operating profit includes segment net revenues from external customers reduced by its standard cost of goods sold, adjusted for fixed manufacturing cost absorption variances, selling, general and administrative expenses, research and development expenses and an allocation of corporate expenses. Commencing on January 1, 2022, all corporate expenses are allocated amongst the segments in proportion to the respective amounts of net revenues. The change in the measure of segment operating profit does not impact period over period comparability because the change was immaterial. For the three months ended March 28, 2021, corporate expenses were allocated among the segments in proportion to the respective amounts of one of several items (such as sales, numbers of employees, and amount of time spent), depending on the category of expense involved.
(2)Unallocated expenses primarily include manufacturing variances other than fixed manufacturing cost absorption variances, restructuring and impairment charges and gain on sale of business.

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
COVID-19 pandemic
Beginning in the first half of 2020, the challenges arising from the COVID-19 pandemic have adversely impacted our financial results, mainly as a result of a decline in demand for certain of our products, and have had an effect on various aspects of our global operations and employees resulting from precautionary and preventive measures to reduce the spread of COVID-19. Our business has been impacted by travel restrictions, border closures and quarantines as they affect our various sites, including our manufacturing sites. We have also experienced inefficiencies in our manufacturing operations due to temporary or partial work stoppages as well as government-mandated and self-imposed restrictions placed on, and safety measures implemented at, our facilities globally. The challenges arising from the pandemic have also impacted our contractors, suppliers, customers and other business partners and have generally had an adverse effect on macroeconomic conditions across the globe. Accordingly, this has impacted various aspects of our global supply chain, including causing logistical transport challenges for our freight transport providers, and has resulted in cost inflation. While we have not yet experienced significant disruptions in the global supply chain for our products that are in high demand, we have in some cases experienced lengthened delivery times, resulting in an increased level of backorders for some of our products. We continue to monitor the impacts resulting from the pandemic on our operations.
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
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net revenues

	Three Months Ended
	March 27, 2022	March 28, 2021
Net revenues	$641.7	$633.9
Net revenues for the three months ended March 27, 2022 increased $7.8 million, or 1.2%, compared to the prior year period, primarily due to an $18.5 million increase in sales of new products and price increases of $8.5 million partially offset by $12.2 million of unfavorable fluctuations in foreign currency exchange rates and a $9.5 million net decrease in sales volumes attributed to the Respiratory business divestiture.
Gross profit

	Three Months Ended
	March 27, 2022	March 28, 2021
Gross profit	$346.2	$344.5
Percentage of sales	54.0%	54.3%
Gross margin for the three months ended March 27, 2022 decreased 30 basis points, or 0.6%, compared to the prior year period, primarily due to an increase in logistics and distribution, raw material and labor costs, largely stemming from the enduring inflationary impacts of the COVID-19 pandemic and general supply chain disruption, partially offset by price increases. Moreover, gross margin for the three months ended March, 28 2021 reflected the adverse impact of the step-up in carrying value of inventory recognized in connection with the Z-Medica acquisition.
Selling, general and administrative

	Three Months Ended
	March 27, 2022	March 28, 2021
Selling, general and administrative	$203.9	$203.1
Percentage of sales	31.8%	32.0%
Selling, general and administrative expenses for the three months ended March 27, 2022 increased $0.8 million compared to the prior year period primarily due to higher sales and marketing expense to support higher sales, partially offset by a decrease in contingent consideration expense and favorable fluctuations in foreign currency exchange rates.
Research and development

	Three Months Ended
	March 27, 2022	March 28, 2021
Research and development	$36.4	$29.9
Percentage of sales	5.7%	4.7%
The increase in research and development expenses for the three months ended March 27, 2022 compared to the prior year period was primarily attributable to European Union Medical Device Regulation ("EU MDR") related costs partially offset by lower project spend within certain of our product portfolios.
Restructuring and impairment charges

	Three Months Ended
	March 27, 2022	March 28, 2021
Restructuring and impairment charges	$2.4	$8.0
Restructuring and impairment charges for the three months ended March 27, 2022 primarily consisted of an impairment charge related to our decision to abandon certain assets.

Ongoing restructuring plans
We have an ongoing restructuring plan, initiated in connection with the Respiratory business divestiture, designed to separate the manufacturing operations to be transferred to Medline from those that will remain with Teleflex (the “Respiratory divestiture plan”). We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the Respiratory divestiture plan of $24 million to $30 million.
We also have ongoing restructuring plans consisting of the relocation of manufacturing operations to existing lower-cost locations and related workforce reductions (referred to as the 2019 and 2018 Footprint realignment plans). We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2019 and 2018 Footprint realignment plans of $54 million to $60 million and $110 million to $128 million, respectively, and expect to achieve annual pre-tax savings of $20 million to $22 million and $25 million to $30 million, respectively, once the plans are fully implemented.
In 2014, we initiated a restructuring plan involving the consolidation of operations and a related reduction in workforce at certain facilities, in addition to the relocation of manufacturing operations from certain higher-cost locations to existing lower-cost locations (the "2014 Footprint realignment plan”). The plan is substantially complete and as a result, we expect future restructuring expenses associated with the plan, if any, to be immaterial.
For additional information regarding our restructuring plans, refer to Note 5 within the condensed consolidated financial statements included in this report.
Interest expense

	Three Months Ended
	March 27, 2022	March 28, 2021
Interest expense	$10.4	$16.8
Average interest rate on debt	2.0%	2.5%
The decrease in interest expense for the three months ended March 27, 2022 compared to the prior year period were primarily due to the redemption of the 4.875% Senior Notes due 2026 in the second quarter of 2021 resulting in a lower average interest rate and lower average debt outstanding after subsequent debt pay downs using proceeds from the Respiratory business divestiture and operating cash flows in 2021.
Taxes on income from continuing operations

	Three Months Ended
	March 27, 2022	March 28, 2021
Effective income tax rate	17.1%	14.2%
The effective income tax rate for the three months ended March 27, 2022 includes higher tax expense resulting from a U.S. law effective in 2022 requiring capitalization of certain research and development expenditures. The effective income tax rate for the three months ended March 28, 2021 reflects tax benefits associated with the Z-Medica acquisition and the 2021 Restructuring Plan. The effective income tax rates for the three months ended March 27, 2022 and March 28, 2021 both reflect a net tax benefit related to share-based compensation and a tax benefit from research and development tax credits.

Segment Financial Information

Segment net revenues
	Three Months Ended
	March 27, 2022	March 28, 2021	% Increase/(Decrease)
Americas	$378.0	$375.5	0.7
EMEA	136.9	141.2	(3.1)
Asia	69.2	63.7	8.6
OEM	57.6	53.5	7.8
Segment net revenues	$641.7	$633.9	1.2

Segment operating profit
	Three Months Ended
	March 27, 2022	March 28, 2021	% Increase/(Decrease)
Americas	$96.9	$83.6	15.9
EMEA	9.1	23.0	(60.5)
Asia	17.4	14.9	16.8
OEM	10.9	12.6	(13.0)
Segment operating profit (1)	$134.3	$134.1	0.2
(1)See Note 13 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest and taxes.
Comparison of the three months ended March 27, 2022 and March 28, 2021
Americas
Americas net revenues for the three months ended March 27, 2022 increased $2.5 million, or 0.7%, compared to the prior year period, which was primarily attributable to a $19.4 million increase in sales of new products and price increases of $6.5 million partially offset by a $22.0 million decrease in sales volumes of existing products and a net decrease in sales volumes attributed to the Respiratory business divestiture.
Americas operating profit for the three months ended March 27, 2022 increased $13.3 million, or 15.9%, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from price increases and a decrease in contingent consideration expense. Moreover, gross profit for the three months ended March, 28 2021 reflected the adverse impact of the step-up in carrying value of inventory recognized in connection with the Z-Medica acquisition.
EMEA
EMEA net revenues for the three months ended March 27, 2022 decreased $4.3 million, or 3.1%, compared to the prior year period, which was primarily attributable to $8.8 million of unfavorable fluctuations in foreign currency exchange rates and a $4.8 million decrease in sales volumes attributed to the Respiratory business divestiture, partially offset by an $8.2 million increase in sales volumes of existing products.
EMEA operating profit for the three months ended March 27, 2022 decreased $13.9 million, or 60.5%, compared to the prior year period, which was primarily attributable to an increase in EU MDR costs within research and development and unfavorable fluctuations in foreign currency exchange rates.
Asia
Asia net revenues for the three months ended March 27, 2022 increased $5.5 million, or 8.6%, compared to the prior year period, which was primarily attributable to a $12.2 million increase in sales volumes of existing products, partially offset by a $3.7 million decrease in sales volumes attributed to the Respiratory business divestiture and $2.2 million of unfavorable fluctuations in foreign currency exchange rates.
Asia operating profit for the three months ended March 27, 2022 increased $2.5 million, or 16.8%, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales, partially offset by an increase in selling expenses to support higher sales.

OEM
OEM net revenues for the three months ended March 27, 2022 increased $4.1 million, or 7.8%, compared to the prior year period, which was primarily attributable to an increase in sales volumes of existing products.
OEM operating profit for the three months ended March 27, 2022 decreased $1.7 million, or 13.0%, compared to the prior year period, which was primarily attributable to an increase in manufacturing and operating expenses.

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
Cash Flows
Net cash provided by operating activities from continuing operations was $62.1 million for the three months ended March 27, 2022 as compared to net cash provided by operating activities of $110.8 million for the three months ended March 28, 2021. The $48.7 million decrease was primarily attributable to unfavorable changes in working capital driven by higher payroll and benefit related payments and an increase in accounts receivable resulting from higher sales compared to the prior period.
Net cash used in investing activities from continuing operations was $12.8 million for the three months ended March 27, 2022, primarily consisted of capital expenditures.
Net cash used in financing activities from continuing operations was $21.0 million for the three months ended March 27, 2022, primarily consisted of dividend payments of $15.9 million and net payments from share based compensation plans and related tax benefits of $4.9 million.
Borrowings
The indenture governing our 4.625% Senior Notes due 2027 (the “2027 Notes”) and 4.25% Senior Notes due 2028 (the "2028 Notes") contain covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions.
As of March 27, 2022, we were in compliance with these requirements. The obligations under the Credit Agreement, the 2027 Notes and 2028 Notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the Credit Agreement are (subject to certain exceptions and limitations) secured by a lien on substantially all of the assets owned by us and each guarantor.

Summarized Financial Information – Obligor Group
The 2027 Notes are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes is guaranteed, jointly and severally, by an enumerated group of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. Summarized financial information for the Parent and Guarantor Subsidiaries (collectively, the “Obligor Group”) as of March 27, 2022 and December 31, 2021 and for the three months ended March 27, 2022 is as follows:

	Three Months Ended
	March 27, 2022
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Net revenue	$460.3	$53.0	$407.3
Cost of goods sold	279.5	60.3	219.2
Gross profit	180.8	(7.3)	188.1
Income from continuing operations	49.0	32.1	16.9
Net income	48.7	32.1	16.6

	March 27, 2022			December 31, 2021
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Total current assets	$824.7	$51.2	$773.5	$812.5	$53.6	$758.9
Total assets	3,094.8	1,426.2	1,668.6	3,084.4	1,419.4	1,665.0
Total current liabilities	853.2	523.9	329.3	879.7	523.6	356.1
Total liabilities	3,480.2	863.6	2,616.6	3,541.2	886.8	2,654.4
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
In our Annual Report on Form 10-K for the year ended December 31, 2021, we provided disclosure regarding our critical accounting estimates, which are reflective of significant judgments and uncertainties, are important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions and conditions.
New Accounting Standards
See Note 2 to the condensed consolidated financial statements included in this report for a discussion of recently issued accounting guidance, including estimated effects, if any, of adoption of the guidance on our financial statements.
Forward-Looking Statements
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks and uncertainties, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including the adverse economic conditions associated with the COVID-19 global health pandemic, stay-at-home and other orders, which could cause material delays and cancellations of elective procedures, curtailed or delayed spending by customers and result in disruptions to our supply chain, closure of our facilities, delays in product launches or diversion of management and other resources to respond to the COVID-19 pandemic; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 pandemic disrupts local economies and causes economies to enter prolonged recessions; changes in business relationships with and purchases by or from major customers or suppliers; delays or cancellations in shipments; demand for and market acceptance of new and existing products; our inability to provide products to our customers, which may be due to, among other things, events that impact key distributors, suppliers and vendors that sterilize our products; our inability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with our expectations; our inability to effectively execute our restructuring plans; our inability to realize anticipated savings resulting from restructuring plans; the impact of enacted healthcare reform legislation and proposals to amend, replace or repeal the legislation; changes in Medicare, Medicaid and third party coverage and reimbursements; the impact of tax legislation and related regulations; competitive market conditions and resulting effects on revenues and pricing; increases in raw material costs that cannot be recovered in product pricing; global economic factors, including currency exchange rates, interest rates, trade disputes, sovereign debt issues, and international conflicts and hostilities, such as the ongoing conflict between Russia and Ukraine; difficulties in entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2021. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise explicitly stated by us or as required by law or regulation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the information set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of March 27, 2022 and December 31, 2021, we had accrued liabilities of approximately $0.2 million in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that the outcome of any outstanding lawsuits or claims is likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors
See the information set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in risk factors for the quarter ended March 27, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.		Description

3.1	—	Certificate of Elimination of the Series SRP Junior Participating Preference Stock of the Company.
22	—	List of subsidiary guarantors and guaranteed securities (incorporated by reference to Exhibit 22 to the Company’s Form 10-K filed on March 1, 2022).
31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
32.1	—	Certification of Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	—
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 27, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Cover Page; (ii) the Condensed Consolidated Statements of Income for the three months ended March 27, 2022; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 27, 2022 and March 28, 2021; (iv) the Condensed Consolidated Balance Sheets as of March 27, 2022 and December 31, 2021; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 27, 2022 and March 28, 2021; (vi) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 27, 2022 and March 28, 2021; and (vii) Notes to Condensed Consolidated Financial Statements.

104.1	—	The cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 2022, formatted in inline XBRL (included in Exhibit 101.1).

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
Dated: April 28, 2022