Form 10-Q
period 2022-06-26
TELEFLEX INC
filed 2022-07-28
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The registrant had 46,905,289 shares of common stock, par value $1.00 per share, outstanding as of July 26, 2022.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 26, 2022

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
	(Dollars and shares in thousands, except per share)
Net revenues	$704,542	$713,473	$1,346,257	$1,347,398
Cost of goods sold	315,709	315,917	611,191	605,315
Gross profit	388,833	397,556	735,066	742,083
Selling, general and administrative expenses	216,825	224,159	420,757	427,307
Research and development expenses	36,934	33,283	73,294	63,230
Restructuring and impairment (credits) charges	(83)	11,494	2,322	19,492
Income from continuing operations before interest and taxes	135,157	128,620	238,693	232,054
Interest expense	11,419	16,171	21,837	32,969
Interest income	(229)	(232)	(451)	(891)
Loss on extinguishment of debt	—	12,986	—	12,986
Income from continuing operations before taxes	123,967	99,695	217,307	186,990
Taxes on income from continuing operations	18,412	16,412	34,385	28,840
Income from continuing operations	105,555	83,283	182,922	158,150
Operating loss from discontinued operations	(54)	(46)	(348)	(47)
Tax benefit on operating loss from discontinued operations	(13)	(11)	(81)	(11)
Loss from discontinued operations	(41)	(35)	(267)	(36)
Net income	$105,514	$83,248	$182,655	$158,114
Earnings per share:
Basic:
Income from continuing operations	$2.25	$1.78	$3.90	$3.39
Loss from discontinued operations	—	—	—	(0.01)
Net income	$2.25	$1.78	$3.90	$3.38
Diluted:
Income from continuing operations	$2.23	$1.76	$3.86	$3.34
Loss from discontinued operations	—	—	—	(0.01)
Net income	$2.23	$1.76	$3.86	$3.33
Weighted average common shares outstanding
Basic	46,901	46,741	46,889	46,719
Diluted	47,347	47,433	47,374	47,420
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
	(Dollars in thousands)
Net income	$105,514	$83,248	$182,655	$158,114
Other comprehensive (loss) income, net of tax:
Foreign currency translation, net of tax of $(6,688), $1,002, $(7,823), and $404 for the three and six months periods, respectively	(45,053)	6,080	(68,382)	(17,995)
Pension and other postretirement benefit plans adjustment, net of tax of $(647), $(390), $(1,146), and $(903) for the three and six months periods, respectively	2,026	1,298	3,612	2,909
Derivatives qualifying as hedges, net of tax of $(104), $39, $(134), and $72 for the three and six months periods, respectively	2,577	397	3,034	424
Other comprehensive (loss) income, net of tax:	(40,450)	7,775	(61,736)	(14,662)
Comprehensive income	$65,064	$91,023	$120,919	$143,452
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 26, 2022	December 31, 2021
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$308,121	$445,084
Accounts receivable, net	415,297	383,569
Inventories	510,531	477,643
Prepaid expenses and other current assets	112,595	117,277
Prepaid taxes	38,801	5,545
Total current assets	1,385,345	1,429,118
Property, plant and equipment, net	429,372	443,758
Operating lease assets	118,620	129,653
Goodwill	2,461,083	2,504,202
Intangible assets, net	2,226,875	2,289,067
Deferred tax assets	6,243	6,820
Other assets	104,308	69,104
Total assets	$6,731,846	$6,871,722
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$110,000	$110,000
Accounts payable	121,418	118,236
Accrued expenses	151,715	163,441
Payroll and benefit-related liabilities	114,384	143,657
Accrued interest	4,751	5,209
Income taxes payable	52,174	83,943
Other current liabilities	56,004	55,633
Total current liabilities	610,446	680,119
Long-term borrowings	1,605,954	1,740,102
Deferred tax liabilities	379,931	370,124
Pension and postretirement benefit liabilities	42,097	45,185
Noncurrent liability for uncertain tax positions	8,543	8,646
Noncurrent operating lease liabilities	104,702	116,033
Other liabilities	127,443	156,765
Total liabilities	2,879,116	3,116,974
Commitments and contingencies
Total shareholders' equity	3,852,730	3,754,748
Total liabilities and shareholders' equity	$6,731,846	$6,871,722
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 26, 2022	June 27, 2021
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$182,655	$158,114
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	267	36
Depreciation expense	33,499	35,982
Intangible asset amortization expense	81,137	83,867
Deferred financing costs and debt discount amortization expense	2,103	2,388
Loss on extinguishment of debt	—	12,986
Fair value step up of acquired inventory sold	—	3,993
Changes in contingent consideration	145	11,428
Asset impairment charges	1,497	6,739
Stock-based compensation	12,801	11,693
Deferred income taxes, net	937	1,050
Payments for contingent consideration	(2,722)	—
Interest benefit on swaps designated as net investment hedges	(10,145)	(9,126)
Other	(1,779)	(16,679)
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(43,939)	(23,159)
Inventories	(48,682)	(13,648)
Prepaid expenses and other assets	15,464	(16,551)
Accounts payable, accrued expenses and other liabilities	(38,722)	32,625
Income taxes receivable and payable, net	(82,657)	(16,663)
Net cash provided by operating activities from continuing operations	101,859	265,075
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(32,445)	(36,659)
Proceeds from sale of business and assets	530	404
Payments for businesses and intangibles acquired, net of cash acquired	(22,971)	(3,539)
Deposits	—	(1,250)
Net interest proceeds on swaps designated as net investment hedges	10,314	9,288
Net cash used in investing activities from continuing operations	(44,572)	(31,756)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	—	400,000
Reduction in borrowings	(135,500)	(575,000)
Debt extinguishment, issuance and amendment fees	—	(9,774)
Net (payments) proceeds from share based compensation plans and related tax impacts	(4,366)	6,339
Payments for contingent consideration	(3,012)	(30,489)
Dividends paid	(31,892)	(31,793)
Net cash used in financing activities from continuing operations	(174,770)	(240,717)
Cash flows from discontinued operations:
Net cash used in operating activities	(280)	(371)
Net cash used in discontinued operations	(280)	(371)
Effect of exchange rate changes on cash and cash equivalents	(19,200)	(6,330)
Net decrease in cash and cash equivalents	(136,963)	(14,099)
Cash and cash equivalents at the beginning of the period	445,084	375,880
Cash and cash equivalents at the end of the period	$308,121	$361,781
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2021	47,929	$47,929	$693,090	$3,517,954	$(346,959)	1,069	$(157,266)	$3,754,748
Net income				77,141				77,141
Cash dividends ($0.34 per share)				(15,946)				(15,946)
Other comprehensive loss					(21,286)			(21,286)
Shares issued under compensation plans	5	5	(950)			(27)	894	(51)
Deferred compensation	—	—	100			(5)	828	928
Balance at March 27, 2022	47,934	47,934	692,240	3,579,149	(368,245)	1,037	(155,544)	3,795,534
Net income				105,514				105,514
Cash dividends ($0.34 per share)				(15,946)				(15,946)
Other comprehensive income					(40,450)			(40,450)
Shares issued under compensation plans	6	6	7,918			(2)	151	8,075
Deferred compensation	—	—	(2)			—	5	3
Balance at June 26, 2022	47,940	$47,940	$700,156	$3,668,717	$(408,695)	1,035	$(155,388)	$3,852,730

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2020	47,812	$47,812	$652,305	$3,096,228	$(297,298)	1,132	$(162,590)	$3,336,457
Net income				74,866				74,866
Cash dividends ($0.34 per share)				(15,893)				(15,893)
Other comprehensive loss					(22,437)			(22,437)
Shares issued under compensation plans	18	18	1,993			(28)	99	2,110
Deferred compensation	—	—	447			(4)	241	688
Balance at March 28, 2021	47,830	47,830	654,745	3,155,201	(319,735)	1,100	(162,250)	3,375,791
Net income				83,248				83,248
Cash dividends ($0.34 per share)				(15,900)				(15,900)
Other comprehensive income					7,775			7,775
Shares issued under compensation plans	52	52	15,132			(1)	16	15,200
Deferred compensation	—	—	—			—	(12)	(12)
Balance as of June 27, 2021	47,882	$47,882	$669,877	$3,222,549	$(311,960)	1,099	$(162,246)	$3,466,102

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
Note 3 — Net revenues
We primarily generate revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when our products are shipped from the manufacturing or distribution facility. For our Original Equipment and Development Services ("OEM") segment, most revenue is recognized over time because the OEM segment generates revenue from the sale of custom products that have no alternative use and we have an enforceable right to payment to the extent that performance has been completed. We market and sell products through our direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers, which constituted 88%, 10% and 2% of consolidated net revenues, respectively, for the six months ended June 26, 2022. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. With respect to the custom products sold in the OEM segment, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table disaggregates revenue by global product category for the three and six months ended June 26, 2022 and June 27, 2021.

	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Vascular access	$163,907	$167,739	$330,041	$331,712
Anesthesia	104,695	95,426	191,652	180,283
Interventional	114,342	112,082	211,201	208,255
Surgical	99,642	98,185	189,344	178,571
Interventional urology	79,818	92,243	154,713	165,607
OEM	70,003	60,956	127,659	114,445
Other (1)	72,135	86,842	141,647	168,525
Net revenues (2)	$704,542	$713,473	$1,346,257	$1,347,398
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
Note 4 — Acquisition and Divestiture
Asset acquisition
On June 13, 2022, we acquired a privately-owned company that designed a catheter product for an initial payment of $22.8 million with the potential to make additional payments up to $26.2 million if certain commercial and revenue goals are met. The acquisition, which is expected to complement our interventional product portfolio, principally consisted of a proprietary catheter design and other related intellectual property, being amortized over a useful life of 15 years.
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
Net revenues attributable to our divested respiratory business recognized prior to the Respiratory business divestiture were included within each of our geographic segments and were $29.6 million and $60.7 million for the three and six months ended June 27, 2021, respectively. For the three and six months ended June 26, 2022, we recognized $20.3 million and $41.4 million, respectively, in net revenues attributed to services provided to Medline in accordance with the MSTA, which are presented within our Americas reporting segment.

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

	Respiratory divestiture plan	2019 Footprint realignment plan	2018 Footprint realignment plan
Plan expense estimates:	(Dollars in millions)
Termination benefits	$5 to $8	$14 to $15	$60 to $65
Other costs (1)	— to —	2 to 2	3 to 4
Restructuring charges	5 to 8	16 to 17	63 to 69
Restructuring related charges (2)	19 to 22	38 to 43	47 to 59
Total restructuring and restructuring related charges	$24 to $30	$54 to $60	$110 to $128
Other plan estimates:
Expected cash outlays	$24 to $30	$48 to $54	$99 to $122
Expected capital expenditures	$22 to $28	$31 to $33	$15 to $16
Other plan information:
Period initiated	May 2021	February 2019	May 2018
Estimated period of substantial completion	2023	2022	2022
Aggregate restructuring charges	$3.0	$14.5	$63.1
Restructuring reserve:
Balance as of June 26, 2022	$2.8	$1.7	$38.8
Restructuring related charges incurred:
Three Months Ended June 26, 2022	$2.4	$1.8	$3.2
Six Months Ended June 26, 2022	$4.4	$2.9	$5.5
Aggregate restructuring related charges	$7.7	$37.1	$32.9
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Restructuring and impairment charges recognized for the three and six months ended June 26, 2022 and June 27, 2021 consisted of the following:

Three Months Ended June 26, 2022
	Termination Benefits	Other Costs (1)	Total
Respiratory divestiture plan	$129	$31	$160
2019 Footprint realignment plan	(400)	21	(379)
2018 Footprint realignment plan	153	233	386
Other restructuring programs (2)	(406)	156	(250)
Restructuring (credits) charges	$(524)	$441	$(83)

Three Months Ended June 27, 2021
	Termination Benefits	Other Costs (1)	Total
Respiratory divestiture plan	$2,540	$1	$2,541
2021 Restructuring plan	129	23	152
2019 Footprint realignment plan	(301)	91	(210)
2018 Footprint realignment plan	1,459	92	1,551
Other restructuring programs (3)	(4)	725	721
Restructuring charges	3,823	932	4,755
Asset impairment charges	—	6,739	6,739
Restructuring and impairment charges	$3,823	$7,671	$11,494

Six Months Ended June 26, 2022
	Termination benefits	Other costs (1)	Total
Respiratory divestiture plan	$235	$45	$280
2019 Footprint realignment plan	(1,070)	45	(1,025)
2018 Footprint realignment plan	311	295	606
Other restructuring plans (2)	726	238	964
Restructuring charges	202	623	825
Asset impairment charges	—	1,497	1,497
Restructuring and impairment charges	$202	$2,120	$2,322

Six Months Ended June 27, 2021
	Termination benefits	Other costs (1)	Total
Respiratory divestiture plan	$2,540	$1	$2,541
2021 Restructuring plan	6,889	23	6,912
2019 Footprint realignment plan	40	196	236
2018 Footprint realignment plan	1,726	137	1,863
Other restructuring plans (3)	(170)	1,371	1,201
Restructuring charges	11,025	1,728	12,753
Asset impairment charges	—	6,739	6,739
Restructuring and impairment charges	$11,025	$8,467	$19,492
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 6 — Inventories
Inventories as of June 26, 2022 and December 31, 2021 consisted of the following:

	June 26, 2022	December 31, 2021
Raw materials	$154,866	$146,433
Work-in-process	89,953	81,503
Finished goods	265,712	249,707
Inventories	$510,531	$477,643

Note 7 — Goodwill and other intangible assets
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment for the six months ended June 26, 2022:

	Americas	EMEA	Asia	OEM	Total
December 31, 2021	$1,676,224	$492,149	$223,819	$112,010	$2,504,202
Currency translation adjustment	443	(32,520)	(11,042)	—	(43,119)
June 26, 2022	$1,676,667	$459,629	$212,777	$112,010	$2,461,083
The gross carrying amount of, and accumulated amortization relating to, intangible assets as of June 26, 2022 and December 31, 2021 were as follows:

	Gross Carrying Amount		Accumulated Amortization
	June 26, 2022	December 31, 2021	June 26, 2022	December 31, 2021
Customer relationships	$1,318,401	$1,328,611	$(466,410)	$(441,059)
In-process research and development	26,921	28,158	—	—
Intellectual property	1,469,917	1,440,643	(600,805)	(560,740)
Distribution rights	23,069	23,434	(20,659)	(20,630)
Trade names	540,723	549,269	(64,701)	(59,249)
Non-compete agreements	21,254	22,783	(20,835)	(22,153)
	$3,400,285	$3,392,898	$(1,173,410)	$(1,103,831)

Note 8 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We enter into the non-designated foreign currency forward contracts for periods consistent with our currency translation exposures, which generally approximate one month. For the three and six months ended June 26, 2022, we recognized a gain of $0.1 million and a loss of $3.2 million, respectively, related to non-designated foreign currency forward contracts. For the three and six months ended June 27, 2021, we recognized a gain of $0.7 million and a loss of $2.5 million, respectively, related to non-designated foreign currency forward contracts.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of June 26, 2022 and December 31, 2021 was $154.0 million and $149.5 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of June 26, 2022 and December 31, 2021 was $132.1 million and $161.2 million, respectively. All open foreign currency forward contracts as of June 26, 2022 have durations of 12 months or less.

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
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI"). The following table summarizes the foreign exchange gains and losses recognized within AOCI and the interest benefit recognized within interest expense related to cross currency swap for the three and six months ended June 26, 2022 and June 27, 2021:

	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Foreign exchange gains (losses)	$22,614	$(7,127)	$26,454	$10,487
Interest benefit	5,297	4,479	10,145	9,126
Balance sheet presentation
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative financial instruments as of June 26, 2022 and December 31, 2021:

	June 26, 2022	December 31, 2021
	Fair Value
Asset derivatives:
Designated foreign currency forward contracts	$3,189	$1,957
Non-designated foreign currency forward contracts	32	56
Cross-currency interest rate swaps	22,034	21,718
Prepaid expenses and other current assets	25,255	23,731
Cross-currency interest rate swaps	43,352	9,560
Other assets	43,352	9,560
Total asset derivatives	$68,607	$33,291
Liability derivatives:
Designated foreign currency forward contracts	$988	$993
Non-designated foreign currency forward contracts	300	147
Other current liabilities	1,288	1,140
Total liability derivatives	$1,288	$1,140
See Note 10 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

There was no ineffectiveness related to our cash flow hedges during the three and six months ended June 26, 2022 and June 27, 2021.
Trade receivables
The allowance for credit losses as of June 26, 2022 and December 31, 2021 was $8.7 million and $10.8 million, respectively. The current portion of the allowance for credit losses, which was $4.3 million and $6.0 million as of June 26, 2022 and December 31, 2021, respectively, was recognized as a reduction of accounts receivable, net.
Note 9 — Fair value measurement
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of June 26, 2022 and December 31, 2021:

	Total carrying value at June 26, 2022	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$16,555	$16,555	$—	$—
Derivative assets	68,607	—	68,607	—
Derivative liabilities	1,288	—	1,288	—
Contingent consideration liabilities	4,225	—	—	4,225

	Total carrying value at December 31, 2021	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$19,186	$19,186	$—	$—
Derivative assets	33,291	—	33,291	—
Derivative liabilities	1,140	—	1,140	—
Contingent consideration liabilities	9,814	—	—	9,814
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

	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Basic	46,901	46,741	46,889	46,719
Dilutive effect of share-based awards	446	692	485	701
Diluted	47,347	47,433	47,374	47,420
The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share were 0.4 million and 0.3 million for the three and six months ended June 26, 2022, respectively, and 0.1 million for both the three and six months ended June 27, 2021.
The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the six months ended June 26, 2022 and June 27, 2021:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2021	$1,081	$(138,290)	$(209,750)	$(346,959)
Other comprehensive income (loss) before reclassifications	2,839	939	(68,382)	(64,604)
Amounts reclassified from accumulated other comprehensive income	195	2,673	—	2,868
Net current-period other comprehensive income (loss)	3,034	3,612	(68,382)	(61,736)
Balance as of June 26, 2022	$4,115	$(134,678)	$(278,132)	$(408,695)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2020	$(482)	$(150,257)	$(146,559)	$(297,298)
Other comprehensive (loss) income before reclassifications	(574)	9	(17,995)	(18,560)
Amounts reclassified from accumulated other comprehensive income (loss)	998	2,900	—	3,898
Net current-period other comprehensive income (loss)	424	2,909	(17,995)	(14,662)
Balance as of June 27, 2021	$(58)	$(147,348)	$(164,554)	$(311,960)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the three and six months ended June 26, 2022 and June 27, 2021:

	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
(Gains) Loss on foreign exchange contracts:
Cost of goods sold	$(229)	$133	$169	$979
Total before tax	(229)	133	169	979
Taxes	24	27	26	19
Net of tax	(205)	160	195	998
Amortization of pension and other postretirement benefit items (1):
Actuarial losses	1,989	2,144	3,989	4,287
Prior-service costs	(252)	(251)	(504)	(502)
Total before tax	1,737	1,893	3,485	3,785
Tax benefit	(405)	(443)	(812)	(885)
Net of tax	1,332	1,450	2,673	2,900
Total reclassifications, net of tax	$1,127	$1,610	$2,868	$3,898
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans.
Note 11 — Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Effective income tax rate	14.9%	16.5%	15.8%	15.4%
The effective income tax rates for the three and six months ended June 26, 2022 were 14.9% and 15.8%, respectively. The effective income tax rates for the three and six months ended June 26, 2022 include higher tax expense resulting from a U.S. law effective in 2022 requiring capitalization of certain research and development expenditures and tax expense related to non-deductible expenses associated with European Union Medical Device Regulation. The effective income tax rates for the three and six months ended June 27, 2021 reflect tax benefits associated with the Z-Medica acquisition, the extinguishment of debt, and the 2021 Restructuring Plan. The effective income tax rates for all of the periods reflect a net tax benefit related to share-based compensation and a tax benefit from research and development tax credits.

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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At June 26, 2022, we have recorded $2.0 million and $4.6 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of June 26, 2022. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Legal matters: We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of June 26, 2022, we have recorded accrued liabilities of $0.3 million in connection with such contingencies, representing our best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters.
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
Tax audits and examinations: We are routinely subject to tax examinations by various tax authorities. As of June 26, 2022, the most significant tax examinations in process were in Ireland, Germany, and France. We may establish reserves with respect to our uncertain tax positions, after we adjust the reserves to address developments with respect to our uncertain tax positions, including developments in these tax examinations. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 13 — Segment information
The following tables present our segment results for the three and six months ended June 26, 2022 and June 27, 2021:

	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Americas	$412,740	$414,785	$790,701	$790,278
EMEA	145,190	157,129	282,098	298,382
Asia	76,609	80,603	145,799	144,293
OEM	70,003	60,956	127,659	114,445
Net revenues	$704,542	$713,473	$1,346,257	$1,347,398

	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Americas	$114,467	$105,379	$211,368	$188,981
EMEA	12,725	23,301	21,819	46,296
Asia	21,494	23,188	38,911	38,104
OEM	17,836	15,262	28,759	27,824
Total segment operating profit (1)	166,522	167,130	300,857	301,205
Unallocated expenses (2)	(31,365)	(38,510)	(62,164)	(69,151)
Income from continuing operations before interest and taxes	$135,157	$128,620	$238,693	$232,054
(1)Segment operating profit includes segment net revenues from external customers reduced by its standard cost of goods sold, adjusted for fixed manufacturing cost absorption variances, selling, general and administrative expenses, research and development expenses and an allocation of corporate expenses. Commencing on January 1, 2022, all corporate expenses are allocated amongst the segments in proportion to the respective amounts of net revenues. The change in the measure of segment operating profit does not impact period over period comparability because the change was immaterial. For the three and six months ended June 27, 2021, corporate expenses were allocated among the segments in proportion to the respective amounts of one of several items (such as sales, numbers of employees, and amount of time spent), depending on the category of expense involved.
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
On June 13, 2022, we acquired a privately-owned company that designed a catheter product for an initial payment of $22.8 million with the potential to make additional payments of up to $26.2 million if certain commercial and revenue goals are met. The acquisition, which is expected to complement our interventional product portfolio, principally consisted of a proprietary catheter design and other related intellectual property, being amortized over a useful life of 15 years.
Economic factors impacting our business
The COVID-19 pandemic and related measures meant to reduce the spread of the virus continue to have an impact on our financial results and global operations. Along with staffing shortages at healthcare facilities stemming from the pandemic, we have and continue to experience varying levels of reduced demand within certain of our product lines due to lower elective procedure volumes compared to pre-pandemic levels. In addition, the pandemic has also impacted our contractors, suppliers, customers and other business partners and has generally had an adverse effect on macroeconomic conditions across the globe that has contributed to increased levels of overall cost inflation. While we have not yet experienced significant disruptions in our global manufacturing operations, constraints on the supply of materials used to manufacture our products along with logistical transport challenges have and continue to impact delivery times and have resulted in an increased level of backorders.
In addition to the impact of the COVID-19 pandemic, we continue to monitor the macro-economic impacts stemming from ongoing geopolitical conflicts that have contributed to continued inflation and exchange rate volatility.
We believe that the impacts stemming from the factors discussed above will continue to have an impact on our business, particularly in the near term, and that such impact would be most significant if COVID-19 becomes more prevalent or geopolitical conflicts escalate. As a result of the dynamic nature of each of these factors, we cannot accurately predict the extent or duration of the impacts on our business.
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

Certain financial information is presented on a rounded basis, which may cause minor differences.
Net revenues

	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Net revenues	$704.5	$713.5	$1,346.3	$1,347.4
Net revenues for the three months ended June 26, 2022 decreased $9.0 million, or 1.3%, compared to the prior year period, primarily due to $24.6 million of unfavorable fluctuations in foreign currency exchange rates and a $21.5 million decrease in sales volumes of existing products, partially offset by a $35.4 million increase in sales of new products.
Net revenues for the six months ended June 26, 2022 decreased $1.1 million, or 0.1%, compared to the prior year period, primarily due to $36.8 million of unfavorable fluctuations in foreign currency exchange rates and a $19.0 million decrease in sales volumes of existing products, partially offset by a $54.0 million increase in sales of new products.
Gross profit

	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Gross profit	$388.8	$397.6	$735.1	$742.1
Percentage of sales	55.2%	55.7%	54.6%	55.1%
Gross margin for the three months ended June 26, 2022 decreased 50 basis points, or 0.9%, compared to the prior year period, primarily due to an increase in cost inflation from macro-economic factors, specifically logistics and distribution, raw material and labor costs, partially offset by price increases.
Gross margin for the six months ended June 26, 2022 decreased 50 basis points, or 0.9%, compared to the prior year period, primarily due to an increase in cost inflation from macro-economic factors, specifically logistics and distribution, raw material and labor costs, partially offset by price increases. Moreover, gross margin for the three months ended March 28, 2021 reflected the adverse impact of the step-up in carrying value of inventory recognized in connection with the Z-Medica acquisition.
Selling, general and administrative

	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Selling, general and administrative	$216.8	$224.2	$420.8	$427.3
Percentage of sales	30.8%	31.4%	31.3%	31.7%
Selling, general and administrative expenses for the three and six months ended June 26, 2022 decreased $7.4 million and $6.5 million, respectively, compared to the prior year periods primarily due to favorable fluctuations in foreign currency exchange rates and a decrease in contingent consideration expense, partially offset by higher sales and marketing expenses across certain of our product portfolios.
Research and development

	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Research and development	$36.9	$33.3	$73.3	$63.2
Percentage of sales	5.2%	4.7%	5.4%	4.7%
The increase in research and development expenses for the three and six months ended June 26, 2022 compared to the respective prior year periods was primarily attributable to European Union Medical Device Regulation ("EU MDR") related costs.

Restructuring and impairment (credits) charges

	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Restructuring and impairment (credits) charges	$(0.1)	$11.5	$2.3	$19.5
Restructuring and impairment credits for the three months ended June 26, 2022 primarily consisted of changes in estimates with respect to termination benefits associated with certain restructuring programs.
Restructuring and impairment charges for the six months ended June 26, 2022 primarily consisted of an impairment charge related to our decision to abandon certain assets.
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
Interest expense

	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Interest expense	$11.4	$16.2	$21.8	$33.0
Average interest rate on debt	2.3%	2.4%	2.2%	2.4%
The decrease in interest expense for the three and six months ended June 26, 2022 compared to the respective prior year periods was primarily due to the redemption of the 4.875% Senior Notes due 2026 in the second quarter of 2021 resulting in a lower average interest rate and lower average debt outstanding after subsequent debt pay downs using proceeds from the Respiratory business divestiture and operating cash flows in 2021.
Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Effective income tax rate	14.9%	16.5%	15.8%	15.4%
The effective income tax rates for the three and six months ended June 26, 2022 include higher tax expense resulting from a U.S. law effective in 2022 requiring capitalization of certain research and development expenditures and tax expense related to non-deductible expenses associated with EU MDR. The effective income tax rates for the three and six months ended June 27, 2021 reflect tax benefits associated with the Z-Medica acquisition, the extinguishment of debt, and the 2021 Restructuring Plan. The effective income tax rates for all of the periods reflect a net tax benefit related to share-based compensation and a tax benefit from research and development tax credits.

Segment Financial Information

Segment net revenues
	Three Months Ended			Six Months Ended
	June 26, 2022	June 27, 2021	% Increase/(Decrease)	June 26, 2022	June 27, 2021	% Increase/(Decrease)
Americas	$412.7	$414.8	(0.5)	$790.7	$790.3	0.1
EMEA	145.2	157.1	(7.6)	282.1	298.3	(5.5)
Asia	76.6	80.6	(5.0)	145.8	144.3	1.0
OEM	70.0	61.0	14.8	127.7	114.5	11.5
Segment net revenues	$704.5	$713.5	(1.3)	$1,346.3	$1,347.4	(0.1)

Segment operating profit
	Three Months Ended			Six Months Ended
	June 26, 2022	June 27, 2021	% Increase/(Decrease)	June 26, 2022	June 27, 2021	% Increase/(Decrease)
Americas	$114.5	$105.4	8.6	$211.4	$189.0	11.8
EMEA	12.7	23.3	(45.4)	21.8	46.3	(52.9)
Asia	21.5	23.2	(7.3)	38.9	38.1	2.1
OEM	17.8	15.2	16.9	28.8	27.8	3.4
Segment operating profit (1)	$166.5	$167.1	(0.4)	$300.9	$301.2	(0.1)
(1)See Note 13 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest and taxes.
Comparison of the three and six months ended June 26, 2022 and June 27, 2021
Americas
Americas net revenues for the three months ended June 26, 2022 decreased $2.1 million, or 0.5%, compared to the prior year period, which was primarily attributable to a $39.7 million decrease in sales volumes of existing products partially offset by a $31.7 million increase in sales of new products and price increases.
Americas net revenues for the six months ended June 26, 2022 increased $0.4 million, or 0.1%, compared to the prior year period, which was primarily attributable to a $51.1 million increase in sales of new products and price increases, partially offset by a $61.7 million decrease in sales volumes of existing products.
Americas operating profit for the three months ended June 26, 2022 increased $9.1 million, or 8.6%, compared to the prior year period, which was primarily attributable to a decrease in contingent consideration expense.
Americas operating profit for the six months ended June 26, 2022 increased $22.4 million, or 11.8%, compared to the prior year period, which was primarily attributable to a decrease in contingent consideration expense and an increase in gross profit, partially offset by an increase in selling and marketing expenses. The increase in gross profit was attributable to price increases and a decrease in amortization associated with the reduction of the step-up in carrying value of inventory recognized in connection with the Z-Medica acquisition, partially offset by a decrease in sales volumes.
EMEA
EMEA net revenues for the three months ended June 26, 2022 decreased $11.9 million, or 7.6%, compared to the prior year period, which was primarily attributable to $16.8 million of unfavorable fluctuations in foreign currency exchange rates and a $4.5 million decrease in sales volumes attributed to the Respiratory business divestiture, partially offset by an $8.2 million increase in sales volumes of existing products.
EMEA net revenues for the six months ended June 26, 2022 decreased $16.2 million, or 5.5%, compared to the prior year period, which was primarily attributable to $25.6 million of unfavorable fluctuations in foreign currency exchange rates and a $9.4 million decrease in sales volumes attributed to the Respiratory business divestiture, partially offset by a $16.4 million increase in sales volumes of existing products.
EMEA operating profit for the three and six months ended June 26, 2022 decreased $10.6 million, or 45.4%, and $24.5 million, or 52.9%, respectively, compared to the prior year periods, which was primarily attributable to an increase in EU MDR costs within research and development and unfavorable fluctuations in foreign currency exchange rates.
Asia
Asia net revenues for the three months ended June 26, 2022 decreased $4.0 million, or 5.0%, compared to the prior year period, which was primarily attributable to $5.3 million of unfavorable fluctuations in foreign currency exchange rates and a $4.1 million decrease in sales volumes attributed to the Respiratory business divestiture, partially offset by sales of new products and an increase in sales volumes of existing products.
Asia net revenues for the six months ended June 26, 2022 increased $1.5 million, or 1.0%, compared to the prior year period, which was primarily attributable to a $14.3 million increase in sales volumes of existing products, partially offset by a $7.8 million decrease in sales volumes attributed to the Respiratory business divestiture and unfavorable fluctuations in foreign currency exchange rates.
Asia operating profit for the three months ended June 26, 2022 decreased $1.7 million, or 7.3%, compared to the prior year period, which was primarily attributable to an increase in selling, general and administrative expenses.
Asia operating profit for the six months ended June 26, 2022 increased $0.8 million, or 2.1%, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales volumes, partially offset by an increase in selling, general and administrative expenses.
OEM
OEM net revenues for the three months ended June 26, 2022 increased $9.0 million, or 14.8%, compared to the prior year period, which was primarily attributable to a $7.9 million increase in sales volumes of existing products and price increases, partially offset by unfavorable fluctuations in foreign currency exchange rates.
OEM net revenues for the six months ended June 26, 2022 increased $13.2 million, or 11.5%, compared to the prior year period, which was primarily attributable to an $11.9 million increase in sales volumes of existing products and price increases, partially offset by unfavorable fluctuations in foreign currency exchange rates.
OEM operating profit for the three and six months ended June 26, 2022 increased $2.6 million, or 16.9%, and $1.0 million, or 3.4%, respectively, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales, partially offset by an increase in general and administrative expenses.

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
Cash Flows
Net cash provided by operating activities from continuing operations was $101.9 million for the six months ended June 26, 2022 as compared to net cash provided by operating activities of $265.1 million for the six months ended June 27, 2021. The $163.2 million decrease was primarily attributable to higher tax payments and unfavorable changes in working capital driven by higher payroll and benefit related payments and an increase in inventory purchases to support business growth.
Net cash used in investing activities from continuing operations was $44.6 million for the six months ended June 26, 2022, and primarily consisted of capital expenditures of $32.4 million and net payments for businesses and intangibles acquired of $22.8 million, partially offset by net interest proceeds on swaps designated as net investment hedges of $10.3 million.
Net cash used in financing activities from continuing operations was $174.8 million for the six months ended June 26, 2022, and primarily consisted of repayments on our revolving credit facility of $135.5 million and dividend payments of $31.9 million.

Borrowings
The indenture governing our 4.625% Senior Notes due 2027 (the “2027 Notes”) and 4.25% Senior Notes due 2028 (the "2028 Notes") contain covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions.
As of June 26, 2022, we were in compliance with these requirements. The obligations under the Credit Agreement, the 2027 Notes and 2028 Notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the Credit Agreement are (subject to certain exceptions and limitations) secured by a lien on substantially all of the assets owned by us and each guarantor.
Summarized Financial Information – Obligor Group
The 2027 Notes are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes is guaranteed, jointly and severally, by an enumerated group of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. Summarized financial information for the Parent and Guarantor Subsidiaries (collectively, the “Obligor Group”) as of June 26, 2022 and December 31, 2021 and for the six months ended June 26, 2022 is as follows:

	Six Months Ended
	June 26, 2022
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Net revenue	$957.3	$102.8	$854.5
Cost of goods sold	574.6	115.0	459.6
Gross profit	382.7	(12.2)	394.9
Income from continuing operations	140.1	69.0	71.1
Net income	139.8	69.0	70.8

	June 26, 2022			December 31, 2021
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Total current assets	$844.6	$83.9	$760.7	$812.5	$53.6	$758.9
Total assets	3,123.2	1,450.5	1,672.7	3,084.4	1,419.4	1,665.0
Total current liabilities	819.8	559.0	260.8	879.7	523.6	356.1
Total liabilities	3,302.8	907.7	2,395.1	3,541.2	886.8	2,654.4
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of June 26, 2022 and December 31, 2021, we had accrued liabilities of approximately $0.3 million in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that the outcome of any outstanding lawsuits or claims is likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors
See the information set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in risk factors for the quarter ended June 26, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.		Description

*3.1	—	Amended and Restated Certificate of Incorporation of the Company, effective May 2, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 5, 2022).
*3.2	—	Second Amended and Restated Bylaws of the Company, effective May 2, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on May 5, 2022).
31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
32.1	—	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	—
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 26, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Cover Page; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 26, 2022 and June 27, 2021; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 26, 2022 and June 27, 2021; (iv) the Condensed Consolidated Balance Sheets as of June 26, 2022 and December 31, 2021; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 26, 2022 and June 27, 2021; (vi) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 26, 2022 and June 27, 2021; and (vii) Notes to Condensed Consolidated Financial Statements.

104.1	—	The cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 2022, formatted in inline XBRL (included in Exhibit 101.1).
____________________________________
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
Dated: July 28, 2022