Form 10-Q
period 2022-09-25
TELEFLEX INC
filed 2022-10-27
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The registrant had 46,906,435 shares of common stock, par value $1.00 per share, outstanding as of October 25, 2022.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 25, 2022

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
	(Dollars and shares in thousands, except per share)
Net revenues	$686,788	$700,251	$2,033,045	$2,047,649
Cost of goods sold	312,833	312,464	924,024	917,779
Gross profit	373,955	387,787	1,109,021	1,129,870
Selling, general and administrative expenses	209,616	205,194	630,373	632,501
Research and development expenses	37,770	31,816	111,064	95,046
Restructuring and impairment charges	628	959	2,950	20,451
Gains on sale of asset and business	(6,504)	(91,157)	(6,504)	(91,157)
Income from continuing operations before interest and taxes	132,445	240,975	371,138	473,029
Interest expense	13,375	11,989	35,212	44,958
Interest income	(126)	(215)	(577)	(1,106)
Loss on extinguishment of debt	—	—	—	12,986
Income from continuing operations before taxes	119,196	229,201	336,503	416,191
Taxes on income from continuing operations	17,315	29,695	51,700	58,535
Income from continuing operations	101,881	199,506	284,803	357,656
Operating income (loss) from discontinued operations	19	(423)	(329)	(470)
Tax expense (benefit) on operating loss from discontinued operations	5	(98)	(76)	(109)
Income (loss) from discontinued operations	14	(325)	(253)	(361)
Net income	$101,895	$199,181	$284,550	$357,295
Earnings per share:
Basic:
Income from continuing operations	$2.17	$4.26	$6.07	$7.66
Loss from discontinued operations	—	—	—	(0.02)
Net income	$2.17	$4.26	$6.07	$7.64
Diluted:
Income from continuing operations	$2.16	$4.20	$6.02	$7.54
Loss from discontinued operations	—	—	(0.01)	(0.01)
Net income	$2.16	$4.20	$6.01	$7.53
Weighted average common shares outstanding
Basic	46,906	46,810	46,894	46,749
Diluted	47,263	47,452	47,337	47,431
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
	(Dollars in thousands)
Net income	$101,895	$199,181	$284,550	$357,295
Other comprehensive (loss) income, net of tax:
Foreign currency translation, net of tax of $(12,477), $(1,464), $(20,300), and $(1,060) for the three and nine months periods, respectively	(55,194)	(15,312)	(123,576)	(33,307)
Pension and other postretirement benefit plans adjustment, net of tax of $(716), $(522), $(1,862), and $(1,425) for the three and nine months periods, respectively	2,195	1,668	5,807	4,577
Derivatives qualifying as hedges, net of tax of $(196), $(117), $(330), and $(45) for the three and nine months periods, respectively	2,502	662	5,536	1,086
Other comprehensive loss, net of tax:	(50,497)	(12,982)	(112,233)	(27,644)
Comprehensive income	$51,398	$186,199	$172,317	$329,651
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 25, 2022	December 31, 2021
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$397,259	$445,084
Accounts receivable, net	391,251	383,569
Inventories	530,088	477,643
Prepaid expenses and other current assets	113,916	117,277
Prepaid taxes	26,868	5,545
Total current assets	1,459,382	1,429,118
Property, plant and equipment, net	422,355	443,758
Operating lease assets	112,047	129,653
Goodwill	2,415,297	2,504,202
Intangible assets, net	2,176,259	2,289,067
Deferred tax assets	5,762	6,820
Other assets	166,985	69,104
Total assets	$6,758,087	$6,871,722
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$114,375	$110,000
Accounts payable	121,508	118,236
Accrued expenses	140,862	163,441
Payroll and benefit-related liabilities	121,596	143,657
Accrued interest	15,875	5,209
Income taxes payable	41,320	83,943
Other current liabilities	55,407	55,633
Total current liabilities	610,943	680,119
Long-term borrowings	1,593,504	1,740,102
Deferred tax liabilities	387,333	370,124
Pension and postretirement benefit liabilities	40,345	45,185
Noncurrent liability for uncertain tax positions	9,007	8,646
Noncurrent operating lease liabilities	99,606	116,033
Other liabilities	122,188	156,765
Total liabilities	2,862,926	3,116,974
Commitments and contingencies
Total shareholders' equity	3,895,161	3,754,748
Total liabilities and shareholders' equity	$6,758,087	$6,871,722
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 25, 2022	September 26, 2021
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$284,550	$357,295
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	253	361
Depreciation expense	49,076	53,846
Intangible asset amortization expense	121,904	124,832
Deferred financing costs and debt discount amortization expense	3,150	3,438
Loss on extinguishment of debt	—	12,986
Fair value step up of acquired inventory sold	—	3,993
Changes in contingent consideration	237	12,728
Assets impairment charges	1,497	6,739
Stock-based compensation	19,804	17,065
Gain on sale of business	(6,504)	(91,157)
Deferred income taxes, net	63	(67)
Payments for contingent consideration	(2,983)	(170)
Interest benefit on swaps designated as net investment hedges	(15,677)	(13,882)
Other	(3,953)	(26,113)
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(36,402)	(13,829)
Inventories	(85,293)	(10,951)
Prepaid expenses and other assets	21,298	(31,223)
Accounts payable, accrued expenses and other liabilities	(26,726)	84,179
Income taxes receivable and payable, net	(79,879)	(39,610)
Net cash provided by operating activities from continuing operations	244,415	450,460
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(52,648)	(52,090)
Proceeds from sale of business and assets	12,434	225,900
Payments for businesses and intangibles acquired, net of cash acquired	(27,308)	(4,254)
Net interest proceeds on swaps designated as net investment hedges	10,314	9,288
Proceeds from sales of investments	7,300	7,300
Purchase of investments	(7,300)	(18,418)
Net cash (used in) provided by investing activities from continuing operations	(57,208)	167,726
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	—	400,000
Reduction in borrowings	(144,250)	(834,000)
Debt extinguishment, issuance and amendment fees	—	(9,774)
Net (payments) proceeds from share based compensation plans and related tax impacts	(4,398)	11,366
Payments for contingent consideration	(3,885)	(31,388)
Dividends paid	(47,840)	(47,716)
Proceeds from sale of treasury stock	—	11,097
Net cash used in financing activities from continuing operations	(200,373)	(500,415)
Cash flows from discontinued operations:
Net cash used in operating activities	(482)	(519)
Net cash used in discontinued operations	(482)	(519)
Effect of exchange rate changes on cash and cash equivalents	(34,177)	(11,965)
Net (decrease) increase in cash and cash equivalents	(47,825)	105,287
Cash and cash equivalents at the beginning of the period	445,084	375,880
Cash and cash equivalents at the end of the period	$397,259	$481,167
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2021	47,929	$47,929	$693,090	$3,517,954	$(346,959)	1,069	$(157,266)	$3,754,748
Net income				77,141				77,141
Cash dividends ($0.34 per share)				(15,946)				(15,946)
Other comprehensive loss					(21,286)			(21,286)
Shares issued under compensation plans	5	5	(950)			(27)	894	(51)
Deferred compensation	—	—	100			(5)	828	928
Balance at March 27, 2022	47,934	47,934	692,240	3,579,149	(368,245)	1,037	(155,544)	3,795,534
Net income				105,514				105,514
Cash dividends ($0.34 per share)				(15,946)				(15,946)
Other comprehensive loss					(40,450)			(40,450)
Shares issued under compensation plans	6	6	7,918			(2)	151	8,075
Deferred compensation	—	—	(2)			—	5	3
Balance at June 26, 2022	47,940	47,940	700,156	3,668,717	(408,695)	1,035	(155,388)	3,852,730
Net income				101,895				101,895
Cash dividends ($0.34 per share)				(15,948)				(15,948)
Other comprehensive loss					(50,497)			(50,497)
Shares issued under compensation plans	1	1	6,904			(1)	76	6,981
Balance at September 25, 2022	47,941	$47,941	$707,060	$3,754,664	$(459,192)	1,034	$(155,312)	$3,895,161

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2020	47,812	$47,812	$652,305	$3,096,228	$(297,298)	1,132	$(162,590)	$3,336,457
Net income				74,866				74,866
Cash dividends ($0.34 per share)				(15,893)				(15,893)
Other comprehensive loss					(22,437)			(22,437)
Shares issued under compensation plans	18	18	1,993			(28)	99	2,110
Deferred compensation	—	—	447			(4)	241	688
Balance at March 28, 2021	47,830	47,830	654,745	3,155,201	(319,735)	1,100	(162,250)	3,375,791
Net income				83,248				83,248
Cash dividends ($0.34 per share)				(15,900)				(15,900)
Other comprehensive income					7,775			7,775
Shares issued under compensation plans	52	52	15,132			(1)	16	15,200
Deferred compensation	—	—	—			—	(12)	(12)
Balance as of June 27, 2021	47,882	47,882	669,877	3,222,549	(311,960)	1,099	(162,246)	3,466,102
Net income				199,181				199,181
Cash dividends ($0.34 per share)				(15,923)				(15,923)
Other comprehensive loss					(12,982)			(12,982)
Shares issued under compensation plans	33	33	10,374			—	(10)	10,397
Deferred compensation	—	—	6,349			(28)	4,748	11,097
Balance at September 26, 2021	47,915	$47,915	$686,600	$3,405,807	$(324,942)	1,071	$(157,508)	$3,657,872

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
Note 3 — Net revenues
We primarily generate revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when our products are shipped from the manufacturing or distribution facility. For our Original Equipment and Development Services ("OEM") segment, most revenue is recognized over time because the OEM segment generates revenue from the sale of custom products that have no alternative use and we have an enforceable right to payment to the extent that performance has been completed. We market and sell products through our direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers, which constituted 88%, 10% and 2% of consolidated net revenues, respectively, for the nine months ended September 25, 2022. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. With respect to the custom products sold in the OEM segment, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table disaggregates revenue by global product category for the three and nine months ended September 25, 2022 and September 26, 2021.

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Vascular access	$167,147	$175,476	$497,188	$507,188
Anesthesia	97,608	97,074	289,260	277,357
Interventional	108,738	104,304	319,939	312,559
Surgical	93,124	92,831	282,468	271,402
Interventional urology	78,969	83,107	233,682	248,714
OEM	71,288	64,083	198,947	178,528
Other (1)	69,914	83,376	211,561	251,901
Net revenues (2)	$686,788	$700,251	$2,033,045	$2,047,649
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
Note 4 — Acquisitions and Divestiture
On September 27, 2022, the second day of the fourth quarter, we completed the acquisition of Standard Bariatrics, Inc. (“Standard Bariatrics”), a privately-held medical device company that commercialized a powered stapling technology for bariatric surgery that will complement our surgical product portfolio. Under the terms of the agreement, we acquired Standard Bariatrics for an upfront cash payment of $170 million, with additional consideration of up to $130 million payable upon the achievement of certain commercial milestones. The milestone payments are based on net sales growth over the three-year period following the closing of the transaction. The acquisition was financed using borrowings under the Company's revolving credit facility and cash on hand.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Net revenues attributable to our divested respiratory business recognized prior to the Respiratory business divestiture were included within each of our geographic segments and were $60.7 million for the nine months ended September 26, 2021, none of which occurred in the three months then ended. Net revenues attributed to services provided to Medline in accordance with the MSTA, which are presented within our Americas reporting segment, were $19.1 million and $60.5 million for the three and nine months ended September 25, 2022, respectively and $27.9 million for the three and nine months ended September 27, 2021.
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

	Respiratory divestiture plan	2019 Footprint realignment plan	2018 Footprint realignment plan
Plan expense estimates:	(Dollars in millions)
Termination benefits	$5 to $8	$12 to $13	$60 to $63
Other costs (1)	— to —	2 to 2	4 to 4
Restructuring charges	5 to 8	14 to 15	64 to 67
Restructuring related charges (2)	19 to 22	42 to 45	44 to 49
Total restructuring and restructuring related charges	$24 to $30	$56 to $60	$108 to $116
Other plan estimates:
Expected cash outlays	$24 to $30	$48 to $52	$95 to $100
Expected capital expenditures	$22 to $28	$32 to $34	$16 to $17
Other plan information:
Period initiated	May 2021	February 2019	May 2018
Estimated period of substantial completion	2023	2022	2022
Aggregate restructuring charges	$3.1	$14.5	$63.5
Restructuring reserve:
Balance as of September 25, 2022	$2.8	$1.6	$34.5
Restructuring related charges incurred:
Three Months Ended September 25, 2022	$2.1	$1.3	$2.7
Nine Months Ended September 25, 2022	$6.5	$4.2	$8.2
Aggregate restructuring related charges	$9.8	$38.4	$35.5
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Restructuring and impairment charges recognized for the three and nine months ended September 25, 2022 and September 26, 2021 consisted of the following:

Three Months Ended September 25, 2022
	Termination Benefits	Other Costs (1)	Total
Respiratory divestiture plan	$123	$22	$145
2019 Footprint realignment plan	(50)	16	(34)
2018 Footprint realignment plan	203	252	455
Other restructuring programs (2)	24	38	62
Restructuring charges	$300	$328	$628

Three Months Ended September 26, 2021
	Termination Benefits	Other Costs (1)	Total
Respiratory divestiture plan	$126	$(1)	$125
2021 Restructuring plan	226	42	268
2019 Footprint realignment plan	9	86	95
2018 Footprint realignment plan	191	10	201
Other restructuring programs (3)	60	210	270
Restructuring charges	$612	$347	$959

Nine Months Ended September 25, 2022
	Termination benefits	Other costs (1)	Total
Respiratory divestiture plan	$358	$67	$425
2019 Footprint realignment plan	(1,120)	61	(1,059)
2018 Footprint realignment plan	514	547	1,061
Other restructuring plans (2)	750	276	1,026
Restructuring charges	502	951	1,453
Asset impairment charges	—	1,497	1,497
Restructuring and impairment charges	$502	$2,448	$2,950

Nine Months Ended September 26, 2021
	Termination benefits	Other costs (1)	Total
Respiratory divestiture plan	$2,666	$—	$2,666
2021 Restructuring plan	7,115	65	7,180
2019 Footprint realignment plan	49	282	331
2018 Footprint realignment plan	1,917	147	2,064
Other restructuring plans (3)	(110)	1,581	1,471
Restructuring charges	11,637	2,075	13,712
Asset impairment charges	—	6,739	6,739
Restructuring and impairment charges	$11,637	$8,814	$20,451
(1) Other costs include facility closure, contract termination and other exit costs.
(2) Includes activity primarily related to a restructuring plan initiated in the first quarter of 2022 that is designed to relocate manufacturing operations at certain of our facilities, the 2021 Restructuring plan and the 2014 Footprint realignment plan.
(3) Includes the 2020 Workforce reduction plan, the program initiated during third quarter of 2019 and the 2014 Footprint realignment plan.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 6 — Inventories
Inventories as of September 25, 2022 and December 31, 2021 consisted of the following:

	September 25, 2022	December 31, 2021
Raw materials	$165,846	$146,433
Work-in-process	92,706	81,503
Finished goods	271,536	249,707
Inventories	$530,088	$477,643

Note 7 — Goodwill and other intangible assets
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 25, 2022:

	Americas	EMEA	Asia	OEM	Total
December 31, 2021	$1,676,224	$492,149	$223,819	$112,010	$2,504,202
Currency translation adjustment	51	(69,994)	(18,962)	—	(88,905)
September 25, 2022	$1,676,275	$422,155	$204,857	$112,010	$2,415,297
The gross carrying amount of, and accumulated amortization relating to, intangible assets as of September 25, 2022 and December 31, 2021 were as follows:

	Gross Carrying Amount		Accumulated Amortization
	September 25, 2022	December 31, 2021	September 25, 2022	December 31, 2021
Customer relationships	$1,312,787	$1,328,611	$(475,640)	$(441,059)
In-process research and development	25,584	28,158	—	—
Intellectual property	1,464,558	1,440,643	(619,349)	(560,740)
Distribution rights	22,676	23,434	(20,466)	(20,630)
Trade names	532,680	549,269	(66,880)	(59,249)
Non-compete agreements	19,591	22,783	(19,282)	(22,153)
	$3,377,876	$3,392,898	$(1,201,617)	$(1,103,831)

Note 8 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We enter into the non-designated foreign currency forward contracts for periods consistent with our currency translation exposures, which generally approximate one month. For the three and nine months ended September 25, 2022, we recognized losses of $1.0 million and $4.2 million, respectively, related to non-designated foreign currency forward contracts. For the three and nine months ended September 26, 2021, we recognized losses of $2.7 million and $5.2 million, respectively, related to non-designated foreign currency forward contracts.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of September 25, 2022 and December 31, 2021 was $161.8 million and $149.5 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of September 25, 2022 and December 31, 2021 was $153.4 million and $161.2 million, respectively. All open foreign currency forward contracts as of September 25, 2022 have durations of 12 months or less.

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
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI"). The following table summarizes the foreign exchange gains and losses recognized within AOCI and the interest benefit recognized within interest expense related to cross currency swap for the three and nine months ended September 25, 2022 and September 26, 2021:

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Foreign exchange gains	$42,189	$8,873	$68,643	$19,360
Interest benefit	5,531	4,756	15,677	13,882
Balance sheet presentation
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative financial instruments as of September 25, 2022 and December 31, 2021:

	September 25, 2022	December 31, 2021
	Fair Value
Asset derivatives:
Designated foreign currency forward contracts	$5,414	$1,957
Non-designated foreign currency forward contracts	1,241	56
Cross-currency interest rate swaps	28,536	21,718
Prepaid expenses and other current assets	35,191	23,731
Cross-currency interest rate swaps	97,047	9,560
Other assets	97,047	9,560
Total asset derivatives	$132,238	$33,291
Liability derivatives:
Designated foreign currency forward contracts	$879	$993
Non-designated foreign currency forward contracts	988	147
Other current liabilities	1,867	1,140
Total liability derivatives	$1,867	$1,140
See Note 10 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax. There was no ineffectiveness related to our cash flow hedges during the three and nine months ended September 25, 2022 and September 26, 2021.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Trade receivables
The allowance for credit losses as of September 25, 2022 and December 31, 2021 was $7.6 million and $10.8 million, respectively. The current portion of the allowance for credit losses, which was $4.2 million and $6.0 million as of September 25, 2022 and December 31, 2021, respectively, was recognized as a reduction of accounts receivable, net.
Note 9 — Fair value measurement
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of September 25, 2022 and December 31, 2021:

	Total carrying value at September 25, 2022	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$8,859	$8,859	$—	$—
Derivative assets	132,238	—	132,238	—
Derivative liabilities	1,867	—	1,867	—
Contingent consideration liabilities	3,183	—	—	3,183

	Total carrying value at December 31, 2021	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$19,186	$19,186	$—	$—
Derivative assets	33,291	—	33,291	—
Derivative liabilities	1,140	—	1,140	—
Contingent consideration liabilities	9,814	—	—	9,814
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

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Basic	46,906	46,810	46,894	46,749
Dilutive effect of share-based awards	357	642	443	682
Diluted	47,263	47,452	47,337	47,431
The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share were 0.7 million and 0.5 million for the three and nine months ended September 25, 2022, respectively, and 0.1 million for both the three and nine months ended September 26, 2021.
The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 25, 2022 and September 26, 2021:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2021	$1,081	$(138,290)	$(209,750)	$(346,959)
Other comprehensive income (loss) before reclassifications	6,871	1,980	(123,576)	(114,725)
Amounts reclassified from accumulated other comprehensive income	(1,335)	3,827	—	2,492
Net current-period other comprehensive income (loss)	5,536	5,807	(123,576)	(112,233)
Balance as of September 25, 2022	$6,617	$(132,483)	$(333,326)	$(459,192)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2020	$(482)	$(150,257)	$(146,559)	$(297,298)
Other comprehensive (loss) income before reclassifications	(77)	245	(33,307)	(33,139)
Amounts reclassified from accumulated other comprehensive income	1,163	4,332	—	5,495
Net current-period other comprehensive income (loss)	1,086	4,577	(33,307)	(27,644)
Balance as of September 26, 2021	$604	$(145,680)	$(179,866)	$(324,942)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the three and nine months ended September 25, 2022 and September 26, 2021:

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
(Gains) Loss on foreign exchange contracts:
Cost of goods sold	$(1,614)	$164	$(1,445)	$1,143
Total before tax	(1,614)	164	(1,445)	1,143
Taxes	84	1	110	20
Net of tax	(1,530)	165	(1,335)	1,163
Amortization of pension and other postretirement benefit items (1):
Actuarial losses	1,758	2,121	5,747	6,408
Prior-service costs	(252)	(251)	(756)	(753)
Total before tax	1,506	1,870	4,991	5,655
Tax benefit	(352)	(438)	(1,164)	(1,323)
Net of tax	1,154	1,432	3,827	4,332
Total reclassifications, net of tax	$(376)	$1,597	$2,492	$5,495
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans.
Note 11 — Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Effective income tax rate	14.5%	13.0%	15.4%	14.1%
The effective income tax rates for the three and nine months ended September 25, 2022 were 14.5% and 15.4%, respectively. The effective income tax rates for the three and nine months ended September 25, 2022 include higher tax expense resulting from a U.S. law effective in 2022 requiring capitalization of certain research and development expenditures and tax expense related to non-deductible expenses associated with European Union Medical Device Regulation. The effective income tax rates for the three and nine months ended September 26, 2021 reflect tax expense associated with the Respiratory business divestiture and a significant net tax benefit related to share-based compensation whereas, the effective income tax rate for the nine months ended September 26, 2021 reflects tax benefits associated with the Z-Medica acquisition, the extinguishment of debt, and the 2021 Restructuring Plan. Additionally, the effective income tax rates for all of the periods reflect a tax benefit from research and development tax credits.
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, which, among other things, implemented a 15% minimum tax on book income of certain large corporations. We continue to evaluate the impact the law will have on consolidated results of operations, but it is not expected to have a material effect on the consolidated financial statements.

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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At September 25, 2022, we have recorded $2.0 million and $4.0 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of September 25, 2022. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.
Legal matters: We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of September 25, 2022, we have recorded accrued liabilities of $0.2 million in connection with such contingencies, representing our best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters.
In August 2022, the U.S. Department of Justice through the United States Attorney’s Office for the Northern District of Georgia (collectively, the “DOJ”) closed the previously disclosed investigation of one of our subsidiaries, NeoTract, Inc., under the civil False Claims Act, 31 U.S.C. §3729.
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
Tax audits and examinations: We are routinely subject to tax examinations by various tax authorities. As of September 25, 2022, the most significant tax examinations in process were in Ireland, Germany, and France. We may establish reserves with respect to our uncertain tax positions, after we adjust the reserves to address developments with respect to our uncertain tax positions, including developments in these tax examinations. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 13 — Segment information
The following tables present our segment results for the three and nine months ended September 25, 2022 and September 26, 2021:

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Americas	$405,038	$417,330	$1,195,739	$1,207,608
EMEA	128,437	143,882	410,535	442,264
Asia	82,025	74,956	227,824	219,249
OEM	71,288	64,083	198,947	178,528
Net revenues	$686,788	$700,251	$2,033,045	$2,047,649

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Americas	$107,180	$112,476	$318,548	$301,457
EMEA	7,472	19,566	29,291	65,862
Asia	22,885	27,536	61,796	65,640
OEM	18,438	14,359	47,197	42,183
Total segment operating profit (1)	155,975	173,937	456,832	475,142
Unallocated expenses (2)	(23,530)	67,038	(85,694)	(2,113)
Income from continuing operations before interest and taxes	$132,445	$240,975	$371,138	$473,029
(1)Segment operating profit includes segment net revenues from external customers reduced by its standard cost of goods sold, adjusted for fixed manufacturing cost absorption variances, selling, general and administrative expenses, research and development expenses and an allocation of corporate expenses. Commencing on January 1, 2022, all corporate expenses are allocated amongst the segments in proportion to the respective amounts of net revenues. The change in the measure of segment operating profit does not impact period over period comparability because the change was immaterial. For the three and nine months ended September 26, 2021, corporate expenses were allocated among the segments in proportion to the respective amounts of one of several items (such as sales, numbers of employees, and amount of time spent), depending on the category of expense involved.
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
On September 27, 2022, the second day of the fourth quarter, we completed the acquisition of Standard Bariatrics, Inc. (“Standard Bariatrics”), a privately-held medical device company that commercialized a powered stapling technology for bariatric surgery that will complement our surgical product portfolio. Under the terms of the agreement, we acquired Standard Bariatrics for an upfront cash payment of $170 million, with additional consideration of up to $130 million payable upon the achievement of certain commercial milestones. The milestone payments are based on net sales growth over the three-year period following the closing of the transaction. The acquisition was financed using borrowings under the Company's revolving credit facility and cash on hand.
Economic factors impacting our business
The COVID-19 pandemic and related measures meant to reduce the spread of the virus continue to have an impact on our financial results and global operations. Along with staffing shortages at healthcare facilities stemming from the pandemic, we have and continue to experience varying levels of reduced demand within certain of our product lines due to lower elective procedure volumes compared to pre-pandemic levels. In addition, the pandemic has also impacted our contractors, suppliers, customers and other business partners and has generally had an adverse effect on macroeconomic conditions across the globe that has contributed to increased levels of overall cost inflation. While we have not yet experienced significant disruptions in our global manufacturing operations, constraints on the supply of specific raw materials used to manufacture our products along with logistical transport challenges have and continue to impact delivery times and have resulted in an increased level of backorders.
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
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net revenues

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Net revenues	$686.8	$700.3	$2,033.0	$2,047.6
Net revenues for the three months ended September 25, 2022 decreased $13.5 million, or 1.9%, compared to the prior year period, primarily due to a $42.5 million decrease in sales volumes of existing products, $29.4 million of unfavorable fluctuations in foreign currency exchange rates and a decrease in sales made to Medline pursuant to the MSTA. The decreases in revenue were partially offset by a $56.0 million increase in sales of new products and price increases.
Net revenues for the nine months ended September 25, 2022 decreased $14.6 million, or 0.7%, compared to the prior year period, primarily due to $66.1 million of unfavorable fluctuations in foreign currency exchange rates, a $61.6 million decrease in sales volumes of existing products, a decrease in sales volumes attributed to the Respiratory business divestiture and a decrease in sales made to Medline pursuant to the MSTA. The decreases in revenue were partially offset by a $110.0 million increase in sales of new products and price increases.
Gross profit

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Gross profit	$374.0	$387.8	$1,109.0	$1,129.9
Percentage of sales	54.4%	55.4%	54.5%	55.2%
Gross margin for the three months ended September 25, 2022 decreased 100 basis points, or 1.8%, compared to the prior year period, primarily due to an increase in cost inflation from macro-economic factors, specifically increased costs relating to logistics and distribution, raw material and labor, partially offset by price increases.
Gross margin for the nine months ended September 25, 2022 decreased 70 basis points, or 1.3%, compared to the prior year period, primarily due to an increase in cost inflation from macro-economic factors, specifically increased costs relating to logistics and distribution, raw material and labor, partially offset by price increases. Moreover, gross margin for the nine months ended September 26, 2021 reflected the adverse impact of the step-up in carrying value of inventory recognized in connection with the Z-Medica acquisition.
Selling, general and administrative

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Selling, general and administrative	$209.6	$205.2	$630.4	$632.5
Percentage of sales	30.5%	29.3%	31.0%	30.9%
Selling, general and administrative expenses for the three months ended September 25, 2022 increased $4.4 million, compared to the prior year period primarily due to higher sales expenses across certain of our product portfolios and a benefit recognized in the prior year resulting from the reversal of a contingent liability related to tariffs imposed by Chinese authorities, which is described in Note 12 to the condensed consolidated financial statements, partially offset by favorable fluctuations in foreign currency exchange rates and lower performance related employee-benefit expenses.

Selling, general and administrative expenses for the nine months ended September 25, 2022 decreased $2.1 million, compared to the prior year period primarily due to favorable fluctuations in foreign currency exchange rates, a decrease in contingent consideration expense and lower performance related employee-benefit expenses, partially offset by higher sales expenses across certain of our product portfolios and a benefit recognized in the prior year resulting from the reversal of a contingent liability related to tariffs imposed by Chinese authorities.
Research and development

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Research and development	$37.8	$31.8	$111.1	$95.0
Percentage of sales	5.5%	4.5%	5.5%	4.6%
The increase in research and development expenses for the three months ended September 25, 2022 compared to the prior year period was primarily attributable to European Union Medical Device Regulation ("EU MDR") related costs and higher project spend within certain of our product portfolios.
The increase in research and development expenses for the nine months ended September 25, 2022 compared to the prior year period was primarily attributable to EU MDR related costs.
Restructuring and impairment charges

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Restructuring and impairment charges	$0.6	$1.0	$3.0	$20.5
Restructuring and impairment credits for the three months ended September 25, 2022 primarily consisted of restructuring costs related to the 2018 Footprint realignment plan.
Restructuring and impairment charges for the nine months ended September 25, 2022 primarily consisted of an impairment charge related to our decision to abandon certain assets.
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
We also have ongoing restructuring plans consisting of the relocation of manufacturing operations to existing lower-cost locations and related workforce reductions (referred to as the 2019 and 2018 Footprint realignment plans). We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2019 and 2018 Footprint realignment plans of $56 million to $60 million and $108 million to $116 million, respectively, and expect to achieve annual pre-tax savings of $20 million to $22 million and $27 million to $30 million, respectively, once the plans are fully implemented.
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
Gains on sale of asset and business

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Gains on sale of asset and business	$6.5	$91.2	$6.5	$91.2
During the three and nine months ended September 25, 2022, we recognized a gain related to a sale of a building. During the three and nine months ended September 26, 2021, we recognized a gain related to the Respiratory business divestiture.

Interest expense

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Interest expense	$13.4	$12.0	$35.2	$45.0
Average interest rate on debt	3.0%	2.0%	2.5%	2.3%
The increase in interest expense for the three months ended September 25, 2022 compared to the prior year period was primarily due to a higher average interest rate resulting from increases in interest rates associated with our variable interest rate debt instruments partially offset by a decrease in average debt outstanding.
The decrease in interest expense for the nine months ended September 25, 2022 compared to the prior year period was primarily due to a decrease in average debt outstanding partially offset by a higher average interest rate resulting from increases in interest rates associated with our variable interest rate debt instruments.
Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Effective income tax rate	14.5%	13.0%	15.4%	14.1%
The effective income tax rates for the three and nine months ended September 25, 2022 include higher tax expense resulting from a U.S. law effective in 2022 requiring capitalization of certain research and development expenditures and tax expense related to non-deductible expenses associated with European Union Medical Device Regulation. The effective income tax rates for the three and nine months ended September 26, 2021 reflect tax expense associated with the Respiratory business divestiture and a significant net tax benefit related to share-based compensation whereas, the effective income tax rate for the nine months ended September 26, 2021 reflects tax benefits associated with the Z-Medica acquisition, the extinguishment of debt, and the 2021 Restructuring Plan. Additionally, the effective income tax rates for all of the periods reflect a tax benefit from research and development tax credits.
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, which, among other things, implemented a 15% minimum tax on book income of certain large corporations. We continue to evaluate the impact the law will have on consolidated results of operations, but it is not expected to have a material effect on the consolidated financial statements.
Segment Financial Information

Segment net revenues
	Three Months Ended			Nine Months Ended
	September 25, 2022	September 26, 2021	% Increase/(Decrease)	September 25, 2022	September 26, 2021	% Increase/(Decrease)
Americas	$405.1	$417.3	(2.9)	$1,195.7	$1,207.6	(1.0)
EMEA	128.4	143.9	(10.7)	410.5	442.3	(7.2)
Asia	82.0	75.0	9.4	227.8	219.2	3.9
OEM	71.3	64.1	11.2	199.0	178.5	11.4
Segment net revenues	$686.8	$700.3	(1.9)	$2,033.0	$2,047.6	(0.7)

Segment operating profit
	Three Months Ended			Nine Months Ended
	September 25, 2022	September 26, 2021	% Increase/(Decrease)	September 25, 2022	September 26, 2021	% Increase/(Decrease)
Americas	$107.2	$112.5	(4.7)	$318.5	$301.4	5.7
EMEA	7.5	19.6	(61.8)	29.3	65.9	(55.5)
Asia	22.9	27.5	(16.9)	61.8	65.6	(5.9)
OEM	18.4	14.4	28.4	47.2	42.2	11.9
Segment operating profit (1)	$156.0	$174.0	(10.3)	$456.8	$475.1	(3.9)
(1)See Note 13 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest and taxes.

Comparison of the three and nine months ended September 25, 2022 and September 26, 2021
Americas
Americas net revenues for the three months ended September 25, 2022 decreased $12.2 million, or 2.9%, compared to the prior year period, which was primarily attributable to a $60.6 million decrease in sales volumes of existing products and an $8.9 million decrease in sales made to Medline pursuant to the MSTA, partially offset by a $52.5 million increase in sales of new products and price increases.
Americas net revenues for the nine months ended September 25, 2022 decreased $11.9 million, or 1.0%, compared to the prior year period, which was primarily attributable to a $122.3 million decrease in sales volumes of existing products and a decrease in sales made to Medline pursuant to the MSTA, partially offset by a $103.6 million increase in sales of new products and price increases.
Americas operating profit for the three months ended September 25, 2022 decreased $5.3 million, or 4.7%, compared to the prior year period, which was primarily attributable to a decrease in gross profit resulting from lower sales and cost inflation, partially offset by price increases. The decrease in operating profit was also due to higher sales expenses across certain of our product portfolios.
Americas operating profit for the nine months ended September 25, 2022 increased $17.1 million, or 5.7%, compared to the prior year period, which was primarily attributable to a decrease in contingent consideration expense and lower general and administrative expenses, partially offset by higher sales expenses across certain of our product portfolios.
EMEA
EMEA net revenues for the three months ended September 25, 2022 decreased $15.5 million, or 10.7%, compared to the prior year period, which was primarily attributable to $19.6 million of unfavorable fluctuations in foreign currency exchange rates, partially offset by an increase in sales volumes of existing products.
EMEA net revenues for the nine months ended September 25, 2022 decreased $31.8 million, or 7.2%, compared to the prior year period, which was primarily attributable to $45.2 million of unfavorable fluctuations in foreign currency exchange rates and a decrease in sales volumes attributed to the Respiratory business divestiture, partially offset by an $18.4 million increase in sales volumes of existing products.
EMEA operating profit for the three and nine months ended September 25, 2022 decreased $12.1 million, or 61.8%, and $36.6 million, or 55.5%, respectively, compared to the prior year period, which was primarily attributable to unfavorable fluctuations in foreign currency exchange rates and an increase in EU MDR costs within research and development.
Asia
Asia net revenues for the three months ended September 25, 2022 increased $7.0 million, or 9.4%, compared to the prior year period, which was primarily attributable to a $10.5 million increase in sales volumes of existing products and sales of new products, partially offset by $6.9 million of unfavorable fluctuations in foreign currency exchange rates.
Asia net revenues for the nine months ended September 25, 2022 increased $8.6 million, or 3.9%, compared to the prior year period, which was primarily attributable to a $24.8 million increase in sales volumes of existing products, partially offset by $14.4 million of unfavorable fluctuations in foreign currency exchange rates and a decrease in sales volumes attributed to the Respiratory business divestiture.
Asia operating profit for the three months ended September 25, 2022 decreased $4.6 million, or 16.9%, compared to the prior year period, which was primarily attributable to a benefit recognized in the prior year resulting from the reversal of a contingent liability related to tariffs imposed by Chinese authorities, which is described in Note 12 to the condensed consolidated financial statements, and unfavorable fluctuations in foreign currency exchange rates, partially offset by an increase in gross profit resulting from higher sales.
Asia operating profit for the nine months ended September 25, 2022 decreased $3.8 million, or 5.9%, compared to the prior year period, which was primarily attributable to a benefit recognized in the prior year resulting from the reversal of a contingent liability related to tariffs imposed by Chinese authorities, partially offset by an increase in gross profit resulting from higher sales.

OEM
OEM net revenues for the three months ended September 25, 2022 increased $7.2 million, or 11.2%, compared to the prior year period, which was primarily attributable to a $5.7 million increase in sales volumes of existing products and price increases, partially offset by unfavorable fluctuations in foreign currency exchange rates.
OEM net revenues for the nine months ended September 25, 2022 increased $20.5 million, or 11.4%, compared to the prior year period, which was primarily attributable to a $17.6 million increase in sales volumes of existing products and price increases, partially offset by unfavorable fluctuations in foreign currency exchange rates.
OEM operating profit for the three and nine months ended September 25, 2022 increased $4.0 million, or 28.4%, and $5.0 million, or 11.9%, respectively, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales volume, partially offset by an increase in general and administrative expenses.

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
Cash Flows
Net cash provided by operating activities from continuing operations was $244.4 million for the nine months ended September 25, 2022 as compared to $450.5 million for the nine months ended September 26, 2021. The $206.1 million decrease was primarily attributable to unfavorable operating results, higher tax payments, higher payroll and benefit related payments and unfavorable changes in working capital driven by an increase in inventory purchases to support business growth.
Net cash used in investing activities from continuing operations was $57.2 million for the nine months ended September 25, 2022, and primarily consisted of $52.6 million of capital expenditures and $27.3 million in net payments for businesses and intangibles acquired, partially offset by $12.4 million in proceeds from the sale of business and assets and $10.3 million in net interest proceeds on swaps designated as net investment hedges.
Net cash used in financing activities from continuing operations was $200.4 million for the nine months ended September 25, 2022, and primarily consisted of $144.3 million of repayments on our senior credit facility and $47.8 million in dividend payments.
Borrowings
The indenture governing our 4.625% Senior Notes due 2027 (the “2027 Notes”) and 4.25% Senior Notes due 2028 (the "2028 Notes") contain covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions.
As of September 25, 2022, we were in compliance with these requirements. The obligations under the Credit Agreement, the 2027 Notes and 2028 Notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the Credit Agreement are (subject to certain exceptions and limitations) secured by a lien on substantially all of the assets owned by us and each guarantor.

Summarized Financial Information – Obligor Group
The 2027 Notes are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes is guaranteed, jointly and severally, by an enumerated group of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. Summarized financial information for the Parent and Guarantor Subsidiaries (collectively, the “Obligor Group”) as of September 25, 2022 and December 31, 2021 and for the nine months ended September 25, 2022 is as follows:

	Nine Months Ended
	September 25, 2022
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Net revenue	$1,444.7	$150.6	$1,294.1
Cost of goods sold	828.8	168.2	660.6
Gross profit	615.9	(17.6)	633.5
Income from continuing operations	224.3	103.9	120.4
Net income	224.1	103.9	120.2

	September 25, 2022			December 31, 2021
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Total current assets	$943.2	$103.8	$839.4	$812.5	$53.6	$758.9
Total assets	3,206.1	1,399.0	1,807.1	3,084.4	1,419.4	1,665.0
Total current liabilities	813.5	536.4	277.1	879.7	523.6	356.1
Total liabilities	3,295.0	892.2	2,402.8	3,541.2	886.8	2,654.4
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of September 25, 2022 and December 31, 2021, we had accrued liabilities of approximately $0.2 million in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that the outcome of any outstanding lawsuits or claims is likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors
See the information set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in risk factors for the quarter ended September 25, 2022.

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
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 25, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Cover Page; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 25, 2022 and September 26, 2021; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 25, 2022 and September 26, 2021; (iv) the Condensed Consolidated Balance Sheets as of September 25, 2022 and December 31, 2021; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 25, 2022 and September 26, 2021; (vi) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 25, 2022 and September 26, 2021; and (vii) Notes to Condensed Consolidated Financial Statements.

104.1	—	The cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 2022, formatted in inline XBRL (included in Exhibit 101.1).
____________________________________

22SIGNATURES
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
Dated: October 27, 2022