Form 10-K
period 2022-12-31
TELEFLEX INC
filed 2023-02-23
CIK 96943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨ ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant 27,089,952 shares on June 26, 2022 (the last business day of the registrant’s most recently completed fiscal second quarter) was $6,990,562,114(1). The aggregate market value was computed by reference to the closing price of the Common Stock on such date, as reported by the New York Stock Exchange.

The registrant had 46,944,155 shares of Common Stock outstanding as of February 21, 2023.
DOCUMENT INCORPORATED BY REFERENCE:

Certain provisions of the registrant’s definitive proxy statement in connection with its 2023 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s fiscal year, are incorporated by reference in Part III hereof.
(1) For purposes of this computation only, the registrant has defined “affiliate” as including executive officers and directors of the registrant and owners of more than five percent of the common stock of the registrant, without conceding that all such persons are “affiliates” for purposes of the federal securities laws.

TELEFLEX INCORPORATED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

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
•the impact of inflation and disruptions in our global supply chain on us and our suppliers (particularly sole-source suppliers and providers of sterilization services), including fluctuations in the cost and availability of resins and other raw materials, as well as certain components, used in the production or sterilization of our products, transportation constraints and delays, product shortages, energy shortages or increased energy costs, labor shortages in the United States and elsewhere, and increased operating and labor costs;
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
Our research and development capabilities, commitment to engineering excellence and focus on low-cost manufacturing enable us to bring to market cost effective, innovative products that improve the safety, efficacy and quality of healthcare. Our research and development initiatives focus on developing these products for both existing and new therapeutic applications, as well as developing enhancements to, and product line extensions of, existing products. During 2022 we introduced several product line extensions and six new products. Our portfolio of existing products and products under development consists primarily of Class I and Class II medical devices, most of which require 510(k) clearance by the U.S. Food and Drug Administration ("FDA") for sale in the U.S., and some of which are exempt from the requirement to obtain 510(k) clearance. We believe that seeking 510(k) clearance or qualifying for 510(k)-exempt status reduces our research and development costs and risks, and typically results in a shorter timetable for new product introductions as compared to the premarket approval, or PMA, process that would be required for Class III medical devices. See "Government Regulation" below for additional information.
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

In 2021, we divested certain product lines within our global respiratory product portfolio to Medline Industries, Inc. (“Medline”) (the "Respiratory business divestiture"). We completed the initial phase of the Respiratory business divestiture on June 28, 2021. The second and final phase of the Respiratory business divestiture will occur once we transfer certain additional manufacturing assets to Medline and is expected to occur prior to the end of 2023.
See "Our Products" below and Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
We expect to continue to increase the size of our business through a combination of acquisitions and organic growth initiatives. In addition, we may identify further opportunities to expand our margins through strategic divestitures of existing businesses and product lines that no longer meet our objectives.

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
The following charts depict our net revenues by reportable operating segment as a percentage of our total consolidated net revenues for the years ended December 31, 2022, 2021 and 2020:

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
Interventional: Our Interventional product category offers devices that facilitate a variety of applications to diagnose and deliver treatment via the vascular system of the body. These products primarily consist of a variety of coronary catheters, structural heart support devices, peripheral intervention products and mechanical circulatory support platform used by interventional cardiologists, interventional radiologists and vascular surgeons. Clinical benefits of our products include increased vein and artery access, post-procedure closure, and increased support during complex medical procedures. Our primary product offerings consist of a portfolio of Arrow branded intra-aortic balloon pumps and catheters, GuideLiner, Turnpike and TrapLiner catheters, the MANTA Vascular Closure device and Arrow OnControl powered bone biopsy system.
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
Our pain management product line includes epidurals, catheters and disposable pain pumps for regional anesthesia, designed to improve patients’ post-operative pain experience, which are branded under our Arrow trade name.
Our hemostatic products accelerate the body's natural clotting cascade and are used in trauma situations where bleeding is difficult to control. The portfolio consists of external hemostats used by first responders, interventional products used in the catheter lab, and trauma products used by trauma surgeons, which are branded under our QuikClot trade name.
Surgical: Our Surgical product category consists of single-use and reusable products designed to provide surgeons with devices for use in a variety of surgical procedures. These products primarily consist of metal and polymer ligation clips, fascial closure surgical systems used in laparoscopic surgical procedures, percutaneous surgical systems and other surgical instruments. Our significant surgical brands include Weck, MiniLap, Pleur-Evac, Deknatel, KMedic and Pilling. In 2022, we expanded our product portfolio with the acquisition of Standard Bariatrics, Inc. (“Standard Bariatrics”) and the Titan SGS brand, a powered stapling technology for bariatric surgery.

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
Respiratory: Our respiratory products are used in a variety of care settings and primarily consist of humidification and oxygen therapy products. The Respiratory business divestiture included products marketed under the Hudson RCI brand name that comprised oxygen therapy products, aerosol therapy products, spirometry products and ventilation management products.

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
OUR MARKETS
We generally serve three end-markets: hospitals and healthcare providers, medical device manufacturers and home care. These markets are affected by a number of factors, including demographics, utilization and reimbursement patterns. The following charts depict the percentage of net revenues for the years ended December 31, 2022, 2021 and 2020 derived from each of our end markets:
GOVERNMENT REGULATION
We are subject to comprehensive government regulation both within and outside the U.S. relating to the development, manufacture, sale and distribution of our products.
Regulation of Medical Devices in the U.S.
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
A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) clearance or a de novo authorization. The sponsor of a clinical trial must comply with and conduct the study in accordance with the applicable federal regulations, including FDA’s requirements for investigational device exemptions (“IDE”) requirements and good clinical practice (“GCP”). Clinical trials must also be approved, and are subject to continuing oversight, by an institutional review board ("IRB"), which is an appropriately constituted group that has been formally designated to review biomedical research involving human subjects and which has the authority to approve, require modifications to, or disapprove research to protect the rights, safety, and welfare of human research subjects. The FDA may order the temporary or permanent hold or discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects. An IRB may also require the clinical trial to be halted at a given clinical trial site for failure to comply with the IRB’s requirements or to adequately ensure the protection of human subjects, or may impose other conditions. Conducting medical device clinical trials is a complex and costly activity and frequently requires the use of outsourced resources that specialize in planning, conducting and/or monitoring the clinical trial for the medical device manufacturer.
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
The FDA has issued final regulations regarding the Unique Device Identification (“UDI”) System, which requires manufacturers to label or mark certain medical devices and/or their packaging with unique identifiers. Although the FDA expects that the UDI System will help track products during recalls and improve patient safety, it has required us to make changes to our manufacturing and labeling. The UDI System was implemented in stages based on device risk, with the first requirements having taken effect in September 2014 and the last in December 2022.
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
Regulation of Medical Devices Outside of the U.S.
Medical device laws also are in effect in many of the markets outside of the U.S. in which we do business. These laws range from comprehensive device approval requirements for some or all of our products to requests for product data or certifications. Inspection of and controls over manufacturing, as well as monitoring of device-related adverse events, are components of most of these regulatory systems. Manufacturing certification requirements and audits through the MDSAP program or other regulatory authority inspections also apply. In addition, the European Union (“EU”) has adopted the EU Medical Device Regulation (the “EU MDR”), which imposes stricter requirements for the marketing and sale of medical devices (as compared to the predecessor Medical Device Directive (the "EU MDD")), including in the area of clinical evaluation requirements, quality systems, economic operators and post-market surveillance. The EU MDR went into effect in May 2021. As of the effective date, new and modified devices must be certified under, and be compliant with, the EU MDR. Devices that previously satisfied EU MDD requirements can continue to be marketed in the EU, subject to certain limitations, until the expiration of their current EU MDD certifications, which may be no later than May 2024, but certain EU MDR requirements went into effect for such devices in May 2021. In February 2023, the European Parliament and Council approved an amendment to extend the EU MDR certification deadline for currently marketed devices past May 2024, with December 2027 as the new deadline for highest-risk devices and December 2028 for lower-risk devices. Failure to obtain EU MDR certifications prior to the expiration of existing EU MDD certifications may limit our ability to sell certain products in the EU until EU MDR certification is obtained. Failure to meet the applicable EU MDR requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.
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
In addition, we are subject to various federal and state reporting and disclosure requirements related to the healthcare industry. Rules issued by the Centers for Medicare & Medicaid Services ("CMS") require us to collect and report information on payments or transfers of value to physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, certified nurse-midwives and teaching hospitals, as well as investment interests held by physicians and their immediate family members. The reported data is available to the public on the CMS website. Failure to submit required information may result in civil monetary penalties. In addition, several states now require medical device companies to report expenses relating to the marketing and promotion of device products and to report gifts and payments to individual physicians in these states. Other states prohibit various other marketing-related activities. The federal government and certain other states require the posting of information relating to clinical studies and their outcomes. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with the different compliance and/or reporting requirements among a number of jurisdictions increases the possibility that a healthcare company may violate one or more of the requirements, resulting in increased compliance costs that could adversely impact our results of operations.

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
HUMAN CAPITAL
As of December 31, 2022, we employed approximately 15,500 employees, including 4,000 employees in the U.S. and 11,500 employees in 32 other countries around the world. Our global supply chain employees make up 58% of the total employee population and are located primarily in Mexico, Malaysia and the Czech Republic. Our commercial organization comprises 24% of the global employee base. The remaining 18% of employees work in various corporate functions, based in each of our locations.
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
Diversity, Equity, and Inclusion
At Teleflex, our Core Values define our company, shape our culture, guide our business practices, and direct the way we interact with our stakeholders. Rooted in our Core Values, diversity, equity, and inclusion (DEI) plays an essential role in fulfilling our company core purpose to improve the health and quality of peoples’ lives. Through embedding the principles of DEI into our activities, decisions, governance, innovations, and culture, we contribute to the achievement of accessible, equitable and sustainable healthcare for all.

DEI initiatives in Teleflex are supported by our Global DEI Council, composed of senior leadership from across the organization, and our four Regional DEI Councils in each the US & Canada, LATAM, EMEA, and APAC. The Regional DEI Councils are representative of employees from all levels, functions, and regions, acting as a guiding hub of perspectives and experiences to enrich the importance of DEI in Teleflex.

Within our Regional DEI Councils, each of our Employee Resources Groups (ERGs) are represented by a member of their leadership committee to share the progress, knowledge, and initiatives from their respective ERG. Our ERG footprint extends to each of our four regions, providing our people with employee-driven communities that focus on initiatives such as supporting working parents & caregivers, coordinating mentorship and development opportunities, promoting cultural awareness and understanding, and connecting employees with shared experiences, interests or backgrounds.

We continue our efforts to cultivate a diverse workforce that reflects the communities in which we work and serve. These efforts are supported through engaging and partnering with local organizations, educational institutions and recruiting firms for a variety of opportunities in Teleflex including vacancies, co-op placements and internships. In partnering with local organizations, we are better able to address how we can best serve and support marginalized populations in our communities.

We collect and regularly review several measures of the diversity within our global workforce. Some illustrative and notable highlights of our new hires from the January to December 2022 period are as follows:
•At 58%, females made up the majority of our new hires globally;
•Of the 5,654 total global hires, 51% were aged 20-29, followed by 24% aged 30-39 and 12% aged 40-49; and
•In the US, approximately 50% of our new hires represented minority ethnicities including Black (23%), Asian (13%), and Hispanic (10%)
Talent Management, Development and Learning
We are committed to providing our employees with opportunities for growth, development, and career advancement and to building a high-performance culture that supports our Core Values throughout the employee lifecycle. We have implemented a talent management process that provides regular coaching check-ins between employees and their managers to review the employee’s developmental objectives and career progression. We also regularly review our talent portfolio and succession plans to ensure we can deliver on our company strategy.
In addition, we offer a number of internal educational and training resources to employees throughout our organization. Among these resources is the Teleflex Academy, a curriculum that provides learning opportunities for our employees to further develop their skills and receive training across broad subject areas such as leadership; communications; diversity, equity, and inclusion; sales; customer service; and business acumen.
Total Rewards
Our commitment to our employees is to provide fair, equitable and competitive compensation and benefits packages to all employees globally, regardless of gender, age or ethnicity. To that end we continuously review and calibrate employee roles and responsibilities to ensure we are offering equal pay for equal work, and we actively manage our global compensation and benefit programs to ensure we can attract and retain the critical human capital we need to continue to deliver on our commitments to employees, customers, patients and shareholders. We believe our compensation and benefits offering is aligned to competitive market pay levels and, along with our culture and Core Values, acts to incentivize the right behaviors and actions to achieve the best results for the organization. We structure our compensation to include a mix of pay components of base salary, short-term cash incentives and long-term incentives. We offer employees health, welfare and retirement benefits and have implemented policies addressing paid time off, flexible work schedules, employee assistance, parental leave and family benefits, among others.
In 2021, we performed an in-depth pay equity analysis on the pay practices within our organization. As part of that analysis on our compensation programs, no systemic gender bias was identified globally and within the United States, no systemic ethnicity bias was identified. We continue to explore where we can expand our pay equity analyses for every jurisdiction in which we operate. We are committed to conducting pay equity analyses on a regular, periodic basis to ensure we continue to align to our commitments and Core Values.
Environmental, Health and Safety
Our Environmental Health and Safety (EHS) vision is to protect the safety and health of Teleflex personnel and the environments in which we operate. We have a vested interest in protecting our most valuable assets – our employees. Everyone is a steward of EHS, fostering a culture of being actively responsible in all our operations. We remain fully committed to complying with all relevant EHS legislation and to achieving our vision. We have and will continue to expend resources to construct, maintain, operate, and improve our facilities across the globe for environmental, health, safety and sustainability of our operations. For example, in response to the risks associated with the COVID-19 pandemic, we have expended resources to implement various safety measures, including implementing social distancing protocols and expanding personal protective equipment availability and usage, across our facilities globally in an effort to protect the health and safety of our employees and others. Further, we understand that our environment is both complex and delicate, and we prioritize managing and limiting the impact our business has on the environment as part of our Zero Harm Culture. As we continue to review our commitments to environmental sustainability, we have initiated programs to track and lower our consumption of energy, water and gas as well as reduce waste and the use of hazardous materials. In addition, we have developed an EHS program focused in the areas of training our personnel with respect to, deploying and auditing global EHS standards as well as other programs to engage our employees on EHS initiatives.
ENVIRONMENTAL
We are subject to various environmental laws and regulations both within and outside the U.S. Our operations, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While we continue to devote resources to compliance with existing environmental laws and regulations, we cannot ensure that our costs of complying with current or future environmental protection, health and safety laws and regulations, including, without limitation, those related to climate change, will not exceed our estimates or will not have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, we cannot ensure that we will not be subject to environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.
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
We are a Delaware corporation incorporated in 1943. Our executive offices are located at 550 East Swedesford Road, Suite 400, Wayne, PA 19087.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names and ages of our executive officers and the positions and offices held by each such officer are as follows:

Name	Age	Positions and Offices with Company
Liam J. Kelly	56	Chairman, President and Chief Executive Officer
Thomas E. Powell	61	Executive Vice President and Chief Financial Officer
Cameron P. Hicks	58	Corporate Vice President, Human Resources and Communications
Daniel V. Logue	49	Corporate Vice President, General Counsel and Secretary
Jay White	49	Corporate Vice President and President, Global Commercial
James Winters	50	Corporate Vice President, Manufacturing and Supply Chain
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
We are subject to risks associated with public health threats, such as the recent and ongoing COVID-19 pandemic. The COVID-19 pandemic significantly impacted economic activity and markets around the world and negatively impacted our operations, financial performance and cash flows. These effects continue, and their impact going forward is uncertain because the trajectory and nature of the pandemic remain uncertain and difficult to predict. Such effects depend on various factors, including, but not limited, to: the occurrence, spread, duration and severity of any subsequent wave or waves of outbreaks, including the emergence and spread of variants of the COVID-19 virus; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel, transport and workforce pressures, and deferrals or postponements of elective procedures); the impact of the pandemic and actions taken in response on global and regional economies, travel and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the timing and pace of recovery when the COVID-19 pandemic subsides, which could be impacted by a number of factors, including limited provider capacity to perform procedures using our products that were deferred as a result of the pandemic.
With respect to our company, the COVID-19 pandemic has had, and may continue to have, an impact on our operations, financial performance and financial condition in several ways, including, but not limited to, those discussed below:
•It has caused and may continue to cause disruptions in our manufacturing operations globally, which are subject to governmental or regulatory actions taken in response to COVID-19. These actions could impact our ability, or that of our employees or suppliers, to perform our and their respective responsibilities and obligations relative to the conduct of our business and create a risk to our ability to manufacture our products in a timely manner, or at all.
•The effects of the pandemic have caused, and could in the future continue to cause, disruptions in our workforce and our global supply chain. These disruptions, or our failure to respond to them, could increase manufacturing or distribution costs or cause further delays in delivering, or an inability to deliver, products to our customers.
•The effects of the pandemic have resulted, and could in the future continue to result, in lower revenues in certain of our product categories.
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
Further, the Affordable Care Act, through the Physician Payments Sunshine Act, imposes annual reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians or teaching hospitals, physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists (including anesthesiology assistants) and certified nurse-midwives. The reported information is made publicly available in a searchable format. In addition, device manufacturers are required to report and disclose any ownership or investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for each payment, transfer of value or ownership or investment interests not reported in an annual submission, up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”).
There are also certain states, including Connecticut, Massachusetts, and Vermont, that require device manufacturers to track and report payments or transfers of value provided to certain health care providers and health care entities. In addition, some states, such as California, Connecticut, Nevada and Massachusetts, mandate implementation of compliance programs that include restrictions on certain interactions and items of value that may be provided to health care providers, as well as the tracking and reporting of certain items of value, compensation for consulting and other services, and other remuneration to healthcare providers. Further, we are subject to a law in Vermont that imposes a ban on providing certain items of value and payments to health care providers. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with the different compliance and/or reporting requirements among a number of jurisdictions increases the possibility that we may inadvertently violate one or more of the requirements, resulting in increased compliance costs that could adversely impact our results of operations.
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
Many of our products require sterilization prior to sale. A common method for sterilizing medical products involves the use of ethylene oxide, which is listed as a hazardous air pollutant under the Clean Air Act, as amended, and emissions of which are regulated by the U.S. Environmental Protection Agency ("EPA") and other regulatory authorities. Companies in the sterilization industry may face private litigation that could result in financial difficulties that could ultimately make it difficult or undesirable for such companies to continue in the sterilization business. In addition, sterilization activities are subject to substantial governmental oversight and attention that could disrupt their operations. One of our contract sterilizers, Sterigenics U.S., LLC, uses ethylene oxide in its sterilization process, including at its facilities in Smyrna, Cobb County, Georgia and Santa Teresa, New Mexico, which have sterilized some of our vascular, surgical, intermittent catheter and OEM products. During the fourth quarter of the year ended December 31, 2019, operations at the Smyrna facility were suspended by state and local officials due to issues associated with the facility's use of ethylene oxide in its sterilization operations, but have since reopened. In December 2020, the New Mexico Attorney General initiated legal proceedings involving the Santa Teresa facility, alleging that its operations have resulted in impermissible ethylene oxide emissions. While both plants are currently operating normally, should their operations be suspended or adversely affected, our ability to provide affected products to our customers could be impaired if we are unable to utilize alternate facilities and sources for sterilization services.
In addition, on October 10, 2019, the attorneys general of 15 states and the District of Columbia sent a letter to the EPA urging that the EPA promptly propose and finalize stricter standards for ethylene oxide emissions. Among other things, the attorneys general stated that the current EPA standard for ethylene oxide fails to adequately protect workers and communities, and that the use of ethylene oxide, particularly in the medical device sterilization industry, must be reduced. On December 12, 2019, the EPA issued an Advance Notice of Proposed Rulemaking to solicit information and request comments that will aid in the EPA’s future revisions of the regulations concerning ethylene oxide omissions. Subsequently, on September 13, 2021, the EPA issued an information collection request to commercial sterilization facilities to gather additional information and data about ethylene oxide sterilization processes and emissions. The EPA has indicated it expects to issue proposed regulations for commercial sterilizers in the near term. Any additional regulatory restrictions on the emission of ethylene oxide by sterilization facilities might impair our ability to provide sufficient quantities of sterilized products to our customers and compel us to seek sterilization alternatives that do not entail the use of ethylene oxide. We cannot assure that we would be able to identify such alternatives. In the event we were to experience any disruptions in our ability to sterilize our products, whether due to capacity constraints or regulatory or other impediments (including, among other things, regulatory initiatives directed generally to sterilization facilities that utilize ethylene oxide), or we are unable to transition to alternative facilities in a timely or cost effective manner in the event one or more of the facilities we use is affected, we could experience a material adverse impact with respect to our results of operations and financial condition.
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
Our businesses expose us to potential product liability risks related to the design, manufacture, labeling and marketing of our products. In particular, our medical device products are often used in surgical and intensive care settings for procedures involving seriously ill patients. In addition, many of our products are designed to be implanted in the human body for varying periods of time. Product defects or inadequate disclosure of product-related risks with respect to products we manufacture or sell could result in patient injury or death. Product liability and warranty claims often involve very large or indeterminate amounts, including punitive damages. The magnitude of potential losses from product liability lawsuits may remain unknown for substantial periods of time, and the related legal defense costs may be significant. We could experience material warranty or product liability losses in the future and incur significant costs to defend these claims.
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
Our strategic initiatives include making significant investments designed to achieve revenue growth and to enable us to meet or exceed margin improvement targets. If we do not achieve the expected benefits from these investments or otherwise fail to execute on our strategic initiatives, we may not achieve the growth improvement we are targeting, and our results of operations may be adversely affected.
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
In connection with certain of our completed acquisitions, we have agreed to pay consideration that is contingent upon the achievement of specified objectives, such as receipt of regulatory approval, commercialization of a product or achievement of sales targets. As of the acquisition date, we record a contingent liability representing the estimated fair value of the contingent consideration we expect to pay. On a quarterly basis, we reassess these obligations and, in the event our estimate of the fair value of the contingent consideration changes, we record increases or decreases in the fair value as an adjustment to operating earnings, which could have a material impact on our results of operations. As of December 31, 2022, we accrued $44.0 million of contingent consideration related to completed business combinations, most of which related to Standard Bariatrics. In addition, actual payments may differ materially from the amount of the contingent liability, which could have a material impact on our results of operations, cash flows and liquidity. For information regarding assumptions related to our contingent consideration liabilities, see “Critical Accounting Policies and Estimates” under Item 7, Management’s Discussion and Analysis of

Financial Condition and Results of Operations included in this Annual Report on Form 10-K. For additional information regarding our acquisitions, see Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K.
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
We have significant manufacturing and distribution facilities, research and development facilities, sales personnel and customer support operations in a number of countries outside the U.S., including Belgium, the Czech Republic, Ireland, Malaysia and Mexico. In addition, a significant portion of our non-U.S. revenues are derived from sales to third party distributors. As of December 31, 2022, approximately 75% of our full-time employees were employed in countries outside of the U.S., and approximately 55% of our net property, plant and equipment was located outside the U.S. In addition, for the years ended December 31, 2022, 2021 and 2020, 36%, 37% and 38%, respectively, of our net revenues (based on the Teleflex entity generating the sale) were derived from operations outside the U.S.
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
Additionally, in connection with the ongoing conflict between Russia and Ukraine, the U.S. government has imposed enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. Although our sales into Russia did not constitute a material portion of our total revenue in 2022, further escalation of geopolitical tensions, including as a result of the imposition of additional economic sanctions, could have a broader impact that expands into other markets where we do business, which could adversely affect our business and/or our supply chain, business partners or customers in the broader region.
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
Increases in interest rates may adversely affect the financial health of our customers and suppliers, thereby adversely affecting their ability to buy our products and supply the components or raw materials we need. In addition, our borrowing costs have been adversely affected by recent interest rate increases and could be further affected if interest rates continue to increase. Any of these events could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Many of our key products are manufactured at or distributed from single locations, and the availability of alternate facilities is limited. If operations at one or more of our facilities is suspended due to natural disasters or other events, including, without limitation, those due to climate change, we may not be able to timely manufacture or distribute one or more of our products at previous levels or at all. Furthermore, our ability to establish replacement facilities or to substitute suppliers may be delayed due to regulations and requirements of the FDA and other regulatory authorities regarding the manufacture of our products. In addition, in the event of delays or cancellations in shipments of raw materials by our suppliers, we may not be able to timely manufacture or supply the affected products at previous levels or at all. The manufacture of our products is highly exacting and complex, due in part to strict regulatory requirements. Problems in the manufacturing process, including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials and environmental factors, could lead to delays in product releases, product shortages, unanticipated costs, lost revenues and damage to our reputation. A failure to identify and address manufacturing problems prior to the release of products to our customers may also result in quality or safety issues.  A reduction or interruption in manufacturing or distribution, or our inability to secure suitable alternative sources of raw materials or components, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We are party to various lawsuits and claims arising in the normal course of business involving, among other things, contracts, intellectual property, import and export regulations, and employment and environmental matters. The defense of these lawsuits may divert our management’s attention and may involve significant legal expenses. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could have a material adverse effect on our financial condition and results of operations. While we do not believe that any litigation in which we are currently engaged would have such an adverse effect, the outcome of litigation, including regulatory matters, is often difficult to predict, and we cannot assure that the outcome of pending or future litigation will not have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
•the impacts of industrial operations on climate change; and
•the health and safety of our employees.
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
The effects of climate change or legal, regulatory or market measures intended to address climate change could adversely affect our business, results of operations, financial condition and cash flows.
Risks associated with climate change are subject to increasing societal, regulatory and political focus in the U.S. and globally. While the effects of climate change in the near- and long-term are difficult to predict, shifts in weather patterns caused by climate change are expected to increase the frequency, severity and duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures or flooding, which could cause more significant business and supply chain interruptions, damage to our products and facilities as well as the infrastructure of hospitals, medical care facilities and other customers, reduced workforce availability, increased costs of raw materials and components, increased liabilities, and decreased revenues than what we have experienced in the past from such events. In addition, increased public concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change, which could include the adoption of more stringent environmental laws and regulations or stricter enforcement of existing laws and regulations, which could result in increased compliance burdens and costs to meet the regulatory obligations as well as adverse impacts on raw material sourcing, manufacturing operations and the distribution of our products. Any such developments could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our workforce covered by collective bargaining and similar agreements could cause interruptions in our provision of products and services.
As of December 31, 2022, 9% of our employees in the U.S. and in other countries were covered by union contracts or collective bargaining arrangements. It is likely that a portion of our workforce will remain covered by collective bargaining and similar agreements for the foreseeable future. Strikes or work stoppages could occur that would adversely impact our relationships with our customers and our ability to conduct our business.
Risks Relating to our Financing Arrangements
Our substantial indebtedness could adversely affect our business, financial condition or results of operations.
As of December 31, 2022, we had total consolidated indebtedness of $1.7 billion.

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
We are not restricted from issuing additional shares of our common stock or other instruments convertible into our common stock. As of December 31, 2022, we had outstanding approximately 46.9 million shares of our common stock, options to purchase 1.2 million shares of our common stock (of which approximately 1.0 million were vested as of that date), restricted stock units covering 0.2 million shares of our common stock (which are expected to vest over the next three years), performance stock units covering a maximum of 62,927 shares of our common stock (which may vest in early 2023, depending on our performance with regard to specified financial measures and market performance of our common stock compared to designated public companies) and 123 shares of our common stock to be distributed from our deferred compensation plan. As of December 31, 2022, 2.8 million shares of our common stock were reserved for issuance upon the exercise of stock options. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock.
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
Our major facilities (those with 50,000 or greater square feet) at December 31, 2022 are as follows:

Location	Primary use	Square Footage	Owned or Leased
Olive Branch, MS	Distribution warehouse	627,000	Leased
Kamunting, Malaysia	Manufacturing	286,000	Owned
Nuevo Laredo, Mexico	Manufacturing	277,000	Leased
Tecate, Mexico	Manufacturing	172,000	Owned
Chihuahua, Mexico	Manufacturing	153,000	Owned
Maple Grove, MN	Manufacturing	129,000	Owned
Morrisville, NC	Office administration	121,000	Leased
Zdar Nad Sazauou, Czech Republic	Manufacturing	108,000	Owned
Trenton, GA	Manufacturing	102,000	Owned
Chihuahua, Mexico	Manufacturing	100,000	Leased
Hradec Kralove, Czech Republic	Manufacturing	92,000	Owned
Chelmsford, MA	Manufacturing	91,000	Leased
Kulim, Malaysia	Manufacturing	90,000	Owned
Kernen, Germany	Manufacturing	86,000	Leased
Jaffrey, NH	Manufacturing	81,000	Owned
Kamunting, Malaysia	Manufacturing	77,000	Leased
Pleasanton, CA	Manufacturing	76,000	Leased
Chihuahua, Mexico	Manufacturing	63,000	Owned
Reading, PA	Engineering and research	63,000	Leased
Limerick, Ireland	Manufacturing	59,000	Owned
Wayne, PA	Office administration	58,000	Leased
Mansfield, MA	Manufacturing	57,000	Leased
Plymouth, MN	Manufacturing	55,000	Leased
Bad Liebenzell, Germany	Manufacturing	53,000	Leased
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

ITEM 3.    LEGAL PROCEEDINGS
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, contracts, employment and environmental matters. As of December 31, 2022 and 2021, we accrued liabilities of $0.5 million and $0.2 million respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows. See Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “TFX.” As of February 21, 2023, we had 367 holders of record of our common stock. A substantially greater number of holders of our common stock are beneficial owners whose shares are held by brokers and other financial institutions for the accounts of beneficial owners.
Stock Performance Graph
The following graph provides a comparison of five year cumulative total stockholder returns of Teleflex common stock, the Standard & Poor’s (S&P) 500 Stock Index and the S&P 500 Healthcare Equipment & Supply Index. The annual changes for the five-year period shown on the graph are based on the assumption that $100 had been invested in Teleflex common stock and each index on December 31, 2017 and that all dividends were reinvested.

MARKET PERFORMANCE

Company / Index	2017	2018	2019	2020	2021	2022
Teleflex Incorporated	100.00	104.45	152.76	167.66	134.31	102.59
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
S&P 500 Healthcare Equipment & Supply Index	100.00	114.24	148.06	175.90	210.90	166.35

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
We evaluate our portfolio of products and businesses on an ongoing basis to ensure alignment with our overall objectives. Based on our evaluation, we may seek to optimize utilization of our facilities through restructuring initiatives designed to further reduce our cost base and enhance our competitive position. In addition, we may continue to explore opportunities to expand the size of our business and improve our margins through a combination of acquisitions and distributor to direct sales conversions, which generally involve our elimination of a distributor from the sales channel, either by acquiring the distributor or terminating the distributor relationship (in some instances, particularly in Asia, the conversions involve our acquisition or termination of a master distributor and the continued sale of our products through sub-distributors). Our distributor to direct sales conversions are designed to facilitate improved product pricing and more direct access to the end users of our products within the sales channel. Further, we may identify opportunities to expand our margins through strategic divestitures of existing businesses and product lines that no longer meet our objectives.
Acquisitions
On June 13, 2022, we acquired a privately-owned catheter company for an initial cash payment of $22.8 million. Under the terms of the acquisition agreement, we may become obligated to make additional cash payments of up to $26.2 million if certain commercial and revenue goals are met. The acquisition, which complements our interventional product portfolio, principally consisted of a proprietary catheter design and other related intellectual property.
On September 27, 2022, we completed the acquisition of Standard Bariatrics, Inc., a privately-held medical device company that commercialized a powered stapling technology for bariatric surgery that complements our surgical product portfolio. The fair value of consideration transferred was $211.8 million, which included cash payments of $173.0 million and $38.8 million in estimated fair value of contingent consideration. The contingent consideration liability represents the estimated fair value of our obligations, under the acquisition agreement, to make three milestone payments up to $130 million, in aggregate, if certain commercial milestones are met. The acquisition was financed using borrowings under our revolving credit facility and cash on hand. See Note 4 to the consolidated financial statements included in this report for additional information.
Divestiture
On May 15, 2021, we entered into a definitive agreement to sell certain product lines within our global respiratory product portfolio to Medline for consideration of $286.0 million, reduced by $12 million in working capital not transferring to Medline (the "Respiratory business divestiture"). In connection with the Respiratory business divestiture, we also entered into several ancillary agreements with Medline to help facilitate the transfer of the business, which provide for transition support, quality, supply and manufacturing services, including a manufacturing and supply transition agreement (the "MSTA").
On June 28, 2021, we completed the initial phase of the Respiratory business divestiture, pursuant to which we received cash proceeds of $259 million. The second phase of the Respiratory business divestiture will occur once we transfer certain additional manufacturing assets to Medline. Our receipt of $15.0 million in additional cash proceeds is contingent upon the transfer of these manufacturing assets and is expected to occur prior to the end of 2023. We plan to recognize the contingent consideration, and any gain on sale resulting from the second phase of the divestiture, when it becomes realizable.
Economic factors impacting our business
The residual effects from the COVID-19 pandemic continue to impact global economic conditions, which have affected our financial results and global operations, as well as our contractors, suppliers, customers and other business partners. Consequently, we have experienced increased levels of overall cost inflation and challenges within our supply chain. Constraints on the supply of specific raw materials used to manufacture our products have and continue to impact delivery times and have resulted in an increased level of backorders. Moreover, pandemic related measures, as well as staffing shortages at healthcare facilities stemming from the pandemic, have and continue to result in varying levels of reduced demand within certain of our segments and product lines due to lower elective procedure volumes compared to pre-pandemic levels.
We continue to monitor the macro-economic impacts stemming from the COVID-19 pandemic, as well as ongoing geopolitical conflicts, that have contributed to material and services inflation and exchange rate volatility, as well as trade and tariff activity.
We believe that the impacts stemming from the factors discussed above will continue to affect our business, and consequentially our financial position, results of operations and liquidity, particularly in the near term, and that such impact would be most significant if COVID-19 becomes more prevalent or geopolitical conflicts escalate. As a result of the dynamic nature of each of these factors, we cannot accurately predict the extent or duration of the impacts on our business.

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
For a discussion of our results of operations comparison for 2021 and 2020, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 1, 2022.
Comparison of 2022 and 2021
Revenues

	2022	2021
Net Revenues	$2,791.0	$2,809.6
Net revenues for the year ended December 31, 2022 decreased by $18.6 million, or 0.7%, compared to the prior year, primarily due to a $124.5 million decrease in sales volumes of existing products, $97.0 million of unfavorable fluctuations in foreign currency exchange rates and, to a lesser extent, a net decrease in sales volumes attributed to the Respiratory business divestiture. The decreases in revenue were partially offset by a $184.9 million increase in sales of new products and price increases.
Gross profit

	2022	2021
Gross profit	$1,531.1	$1,549.6
Percentage of revenues	54.9%	55.2%
For the year ended December 31, 2022, gross margin decreased 30 basis points, or 0.5%, compared to the prior year period primarily due to continued cost inflation from macro-economic factors, specifically, logistics and distribution, raw materials and labor costs, partially offset by price increases and favorable fluctuations in foreign currency exchange rates.
Selling, general and administrative

	2022	2021
Selling, general and administrative	$863.7	$860.1
Percentage of revenues	30.9%	30.6%
Selling, general and administrative expenses increased $3.6 million for the year ended December 31, 2022, compared to the prior year. The increase was primarily attributable to higher sales and marketing expenses across certain of our product portfolios, higher IT related costs, including support services, and operating expenses incurred by acquired businesses, primarily Standard Bariatrics. The increases in selling, general and administrative costs were partially offset by favorable fluctuations in foreign currency exchange rates.

Research and development

	2022	2021
Research and development	$153.8	$130.8
Percentage of revenues	5.5%	4.7%
Research and development expenses increased $23.0 million for the year ended December 31, 2022, compared to the prior year, which was primarily attributable to European Union Medical Device Regulation ("EU MDR") related costs and higher project spend within certain of our product portfolios.
Restructuring and impairment charges
2022 Restructuring plan
On November 15, 2022, we initiated a strategic restructuring plan designed to improve operating performance and position the organization to deliver long-term durable growth by creating efficiencies that align with our high growth strategic objectives (the “2022 restructuring plan”). The plan primarily involves the relocation of certain manufacturing operations to existing lower-cost locations in addition to the streamlining of various business functions across the organization and related workforce reductions. These actions are expected to be substantially completed during 2023.
We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2022 restructuring plan of $39 million to $48 million. We estimate that $26 million to $32 million of these charges will result in cash outlays, most of which are expected to be made in 2023. Additionally, we expect to incur approximately $2 million in aggregate capital expenditures under the plan, most of which is expected to be incurred during 2023.
We currently expect to begin realizing plan-related savings in 2023 and expect to achieve annual pre-tax savings of $21 million to $23 million once the plan is fully implemented.
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
We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the Respiratory divestiture plan of $24 million to $30 million and substantially all of these charges will result in cash outlays. Additionally, we expect to incur $22 million to $28 million in aggregate capital expenditures under the plan.
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
The following table provides information regarding restructuring charges we have incurred with respect to each of our restructuring programs, as well as impairment charges, for the years ended December 31, 2022, 2021, and 2020. The restructuring charges listed in the table primarily consist of termination benefits.

	2022	2021
2022 Restructuring plan	$15.5	$—
Respiratory divestiture plan	0.6	2.7
2021 Restructuring plan	—	7.4
2019 Footprint realignment plan	(1.0)	0.3
2018 Footprint realignment plan	2.1	2.5
Other restructuring programs	1.6	2.1
Impairment charges (1)	1.5	6.7
Total	$20.3	$21.7
(1)For the year ended December 31, 2022, we recorded impairment charges of $1.5 million related to our decision to abandon certain assets. For the year ended December 31, 2021, we recorded impairment charges of $6.7 million related to our decision to abandon intellectual property and other assets primarily associated with our respiratory product portfolio that was not transferred to Medline as part of the Respiratory business divestiture.
Interest expense

	2022	2021
Interest expense	$54.3	$57.0
Average interest rate on debt during the year	2.8%	2.2%
The decrease in interest expense for the year ended December 31, 2022 compared to the prior year was primarily due to a decrease in average debt outstanding, partially offset by a higher average interest rate resulting from increases in interest rates associated with our variable interest rate debt instruments.
Gain on sale of assets and business

	2022	2021
Gain on sale of assets and business	$6.5	$91.2
During the year ended December 31, 2022, we recognized a gain related to a sale of a building. During the year ended December 31, 2021, we recognized a gain related to the Respiratory business divestiture.
Loss on extinguishment of debt

	2022	2021
Loss on extinguishment of debt	$0.5	$13.0
During the year ended December 31, 2022 we recognized a $0.5 million loss on extinguishment of debt due to the write off of unamortized deferring financing costs related to the amendment of our senior credit facility. During the year ended December 31, 2021, we prepaid the $400 million aggregate outstanding principal amount under our 4.875% Senior Notes due 2026 (the "2026 Notes"). In addition to the prepayment of principal, we paid to the holders of the 2026 Notes a $9.8 million prepayment make-whole amount plus accrued and unpaid interest. We recorded the prepayment make-whole amount and a $3.2 million write-off of unamortized debt issuance costs as a loss on extinguishment of debt.
Taxes on income from continuing operations

	2022	2021
Effective income tax rate	18.6%	13.3%
The effective income tax rate for 2022 reflects tax expense resulting from a deferred charge relating to the 2022 Restructuring Plan and tax expense resulting from a U.S. law effective in 2022 requiring capitalization of certain research and development expenditures. The effective income tax rate for 2021 reflects tax expense associated with the Respiratory business divestiture. Additionally, the effective tax rates for both 2022 and 2021 reflect a net excess tax benefit related to share-based compensation and a tax benefit from research and development tax credits.
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, which, among other things, implemented a 15% minimum tax on book income of certain large corporations. We continue to evaluate the impact the law will have on consolidated results of operations, but it is not expected to have a material effect on our consolidated financial statements.
In December 2022, the EU adopted a directive that requires each EU Member State to enact national legislation establishing a 15% global minimum tax that is required to become effective in 2024. Although specific provisions of the proposed future laws of the individual Member States are not fully known at this time, we anticipate that potential enactments of these laws by the Member States could impact our tax obligations in future periods.

Segment Results
Segment Net Revenues

	Year Ended December 31		% Increase/(Decrease)
	2022	2021	2022 vs 2021
Americas	$1,653.7	$1,659.3	(0.3)
EMEA	558.4	606.8	(8.0)
Asia	306.3	297.8	2.9
OEM	272.6	245.7	11.0
Segment Net Revenues	$2,791.0	$2,809.6	(0.7)
Segment Operating Profit

	Year Ended December 31,		% Increase/(Decrease)
	2022	2021	2022 vs 2021
Americas	$452.0	$424.2	6.6
EMEA	42.5	94.9	(55.2)
Asia	82.8	84.6	(2.2)
OEM	65.4	56.2	16.3
Segment Operating Profit (1)	$642.7	$659.9	(2.6)
(1)See Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K for a reconciliation of segment operating profit to our consolidated income from continuing operations before interest, loss on extinguishment of debt and taxes.
Americas
Americas net revenues for the year ended December 31, 2022 decreased $5.6 million, or 0.3%, compared to the prior year, which was primarily attributable to a $192.9 million decrease in sales volume of existing products and, to a lesser extent, a net decrease in sales volumes attributed to the Respiratory business divestiture. The decreases in revenue were partially offset by a $175.1 million increase in sales of new products and price increases.
Americas operating profit for the year ended December 31, 2022 increased $27.8 million, or 6.6%, compared to the prior year, which was primarily attributable to lower performance related employee-benefit expenses, a decrease in contingent consideration expense and lower general and administrative expenses. The increases in operating profit were partially offset by higher sales and marketing expenses across certain of our product portfolios.
EMEA
EMEA net revenues for the year ended December 31, 2022 decreased $48.4 million, or 8.0%, compared to the prior year, which was primarily attributable to $63.9 million of unfavorable fluctuations in foreign currency exchange rates, partially offset by an increase in sales volumes of existing products.
EMEA operating profit for the year ended December 31, 2022 decreased $52.4 million, or 55.2%, compared to the prior year, which was primarily attributable to unfavorable fluctuations in foreign currency exchange rates and an increase in EU MDR costs within research and development.

In 2015, the Italian parliament enacted legislation that, among other things, imposed a “payback” measure on medical device companies that supply goods and services to the Italian National Healthcare System. Under the measure, companies are required to make payments to the Italian government if medical device expenditures in a given year exceed regional expenditure ceilings established for that year. The payment amounts are calculated based on the amount by which the regional ceilings for the given year were exceeded. Considerable uncertainty exists related to the enforceability of and implementation process for the payback law. In response to decrees issued by the Italian Ministry of Health, the various Italian regions issued invoices to medical device companies, including Teleflex, under the payback measure in the fourth quarter of 2022 seeking payment with respect to excess expenditures for the years 2015 through 2018. Following the issuance of the invoices, we and numerous other medical device companies filed appeals with the Italian administrative courts challenging the enforceability of the payback measure, which appeals remain pending. As of December 31, 2022, our reserve for this matter is $10.9 million, $2.6 million of which was recorded as a reduction of revenue for 2022. If the payback was to ultimately be enforced in its existing form, we estimate that we would be required to remit payments in excess of our current reserve of up to $23 million.
Asia
Asia net revenues for the year ended December 31, 2022 increased $8.5 million, or 2.9%, compared to the prior year, which was primarily attributable to a $30.1 million increase in sales volumes of existing products, partially offset by $23.7 million of unfavorable fluctuations in foreign currency exchange rates.
Asia operating profit for the year ended December 31, 2022 decreased $1.8 million, or 2.2%, compared to the prior year, which was primarily attributable to unfavorable fluctuations in foreign currency exchange rates and a benefit recognized in the prior year resulting from the reversal of a contingent liability related to tariffs imposed by Chinese authorities, which is described in Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K, partially offset by an increase in gross profit resulting from higher sales.
OEM
OEM net revenues for the year ended December 31, 2022 increased $26.9 million, or 11.0% compared to the prior year which was primarily attributable to a $21.7 million increase in sales volumes of existing products and price increases, partially offset by unfavorable fluctuations in foreign currency exchange rates.
OEM operating profit for the year ended December 31, 2022 increased $9.2 million, or 16.3%, compared to the prior year, which was primarily attributable to an increase in gross profit resulting from higher sales volume, partially offset by an increase in general and administrative expenses.

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is our cash flows provided by operating activities. Our cash flows provided by operating activities are reduced by cash used to, among other things, fulfill contractual obligations for minimum lease payments under noncancellable operating leases, which often extend beyond one year; the weighted average remaining lease term of our operating lease portfolio is 7.9 years. Our cash flows provided by operating activities are also reduced by cash used for unconditional legally binding commitments to purchase goods or services (i.e., purchase obligations), which are primarily related to inventory expected to be purchased within one year.
Other significant factors that affect our overall management of liquidity include contractual obligations such as scheduled principal and interest payments with respect to outstanding indebtedness and tax on deemed repatriation of non-U.S. earnings, which will be paid annually over the next three years. We may also be obligated to make payments for contingent consideration due to past acquisitions, the timing and amount of which may be uncertain, and the magnitude of which can vary from year to year. Other significant factors that affect our liquidity include certain actions controlled by management such as capital expenditures, acquisitions, and dividends. See Note 10, Note 12 and Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
We believe our cash flow from operations, available cash and cash equivalents and borrowings under our revolving credit facility (which is provided for under the Credit Agreement) and accounts receivable securitization facility will enable us to fund our operating requirements, capital expenditures and debt obligations for the next 12 months and the foreseeable future.

Of our $292.0 million of cash and cash equivalents at December 31, 2022, $256.9 million was held at non-U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis.
We have entered into cross-currency swap agreements with different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate. Under the terms of the cross-currency swap agreements, we notionally exchanged in the aggregate $750 million for €653.1 million. The swap agreements, which begin to expire in October 2023, are designated as net investment hedges and require an exchange of the notional amounts upon expiration or the earlier termination of the agreements. We and the counterparties have agreed to effect the exchange through a net settlement. As a result, we may be required to pay (or be entitled to receive) an amount equal to the difference, on the expiration or earlier termination dates, between the U.S. dollar equivalent of the €653.1 million notional amount and the $750 million notional amount. If, at the expiration or earlier termination of the swap agreements, the U.S. dollar to euro exchange rate has increased or declined by 10% from the rate in effect at the inception of these agreements, we would receive from or be required to pay to the counterparties an aggregate of approximately $75.0 million in respect of the notional settlement. As of December 31, 2022, we had $48.5 million in current assets and $11.9 million in non-current assets related to the fair value of our cross-currency swap agreements. The swap agreements entail risk that the counterparties will not fulfill their obligations under the agreements. However, we believe the risk is reduced because we have entered into separate agreements with different counterparties, all of which are large, well-established financial institutions.
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
Summarized Financial Information – Obligor Group
The 2027 Notes are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the 2027 Notes is guaranteed, jointly and severally, by an enumerated group of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. Summarized financial information for the Parent and Guarantor Subsidiaries (collectively, the “Obligor Group”) as of and for the year ended December 31, 2022 as follows:

	Year Ended December 31, 2022
	Obligor Group	Intercompany	Obligor Group (excluding intercompany)
Net revenue	$1,983.0	$196.5	$1,786.5
Cost of goods sold	1,208.6	323.3	885.3
Gross profit	774.4	(126.8)	901.2
Income from continuing operations	292.7	125.4	167.3
Net income	292.4	125.4	167.0

	December 31, 2022
	Obligor Group	Intercompany	Obligor Group (excluding intercompany)
Total current assets	$878.3	$110.5	$767.8
Total assets	3,420.3	1,510.9	1,909.4
Total current liabilities	882.9	627.9	255.0
Total liabilities	3,168.0	712.3	2,455.7
The same accounting policies as described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 are used by the Parent Company and each of its subsidiaries in connection with the summarized financial information presented above. The Intercompany column in the table above represents transactions between and among the Obligor Group and non-guarantor subsidiaries (i.e., those subsidiaries of the Parent Company that have not guaranteed payment of the 2027 Notes). Obligor investments in non-guarantor subsidiaries and any related activity are excluded from the financial information presented above.
See "Financing Arrangements" below as well as Note 10 and Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K for further information related to our borrowings and financial instruments.

Cash Flows
The following table provides a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2022	2021
Cash flows from continuing operations provided by (used in):
Operating activities	$342.8	$652.1
Investing activities	(259.4)	156.7
Financing activities	(217.5)	(715.8)
Cash flows provided by (used in) discontinued operations	0.8	(0.7)
Effect of exchange rate changes on cash and cash equivalents	(19.8)	(23.1)
(Decrease) increase in cash and cash equivalents	$(153.1)	$69.2
Cash Flow from Operating Activities
Net cash provided by operating activities from continuing operations was $342.8 million during 2022, and $652.1 million during 2021. The $309.3 million decrease was primarily attributable to less favorable operating results and unfavorable changes in working capital. The unfavorable change in working capital was primarily attributable to a decrease in income taxes due to higher tax payments, a decrease in accounts payable and accrued expenses, primarily due to higher payroll and benefit related payments, and an increase in inventories due to purchases to maintain customer service levels during a period of elevated global supply chain volatility.
Cash Flow from Investing Activities
Net cash used in investing activities from continuing operations was $259.4 million during 2022, primarily consisted of $198.4 million in net payments for businesses and intangibles acquired and $79.2 million of capital expenditures.
Cash Flow from Financing Activities
Net cash used in financing activities from continuing operations was $217.5 million during 2022, which primarily consisted of a net reduction in borrowings of $140.3 million resulting from payments made against our senior credit facility and $63.8 million in dividend payments.
For a discussion of our cash flow comparison for 2021 and 2020, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 1, 2022.
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

	2022	2021
Net cash provided by operating activities from continuing operations	$342.8	$652.1
Less: Capital expenditures	79.2	71.6
Free cash flow	$263.6	$580.5

Financing Arrangements

The following table provides our net debt to total capital ratio:

	2022	2021
Net debt includes:
Current borrowings	$87.5	$110.0
Long-term borrowings	1,624.0	1,740.1
Unamortized debt issuance costs	11.8	13.4
Total debt	1,723.3	1,863.5
Less: Cash and cash equivalents	292.0	445.1
Net debt	1,431.3	1,418.4
Total capital includes:
Net debt	1,431.3	1,418.4
Shareholders’ equity	4,022.0	3,754.7
Total capital	$5,453.3	$5,173.1
Percent of net debt to total capital	26.2%	27.4%
Fixed rate debt comprised 58.0% and 53.7% of total debt at December 31, 2022 and 2021, respectively. The increase in fixed rate borrowings as a percentage of total borrowings as of December 31, 2022 compared to the prior year was due to payments made on our senior credit facility.
Senior credit facility
On November 4, 2022, we amended and restated our existing credit agreement by entering into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provides for a five-year revolving credit facility of $1.0 billion and a term loan facility of $500.0 million. The obligations under the Credit Agreement are guaranteed (subject to certain exceptions and limitations) by substantially all of our material domestic subsidiaries. The obligations under the Credit Agreement are secured, subject to certain exceptions and limitations, by a lien on substantially all of the assets owned by us and each guarantor. The maturity date of the revolving credit facility and the term loan facility under the Credit Agreement is November 4, 2027.
At our option, loans under the Credit Agreement will bear interest at a rate equal to adjusted Term SOFR plus an applicable margin ranging from 1.125% to 2.00% or at an alternate base rate, which is defined as the highest of (i) the “Prime Rate” in the U.S. last quoted by The Wall Street Journal, (ii) 0.50% above the greater of the federal funds rate and the rate comprised of both overnight federal funds and overnight eurodollar transactions denominated in Dollars and (iii) 1.00% above the Term SOFR Rate for a one month interest period, plus an applicable margin ranging from 0.125% to 1.00%, in each case subject to adjustments based on our total net leverage ratio. Overdue loans will bear interest at the rate otherwise applicable to such loans plus 2.00%.
At December 31, 2022, we had $148.3 million in borrowings outstanding and $0.9 million in outstanding standby letters of credit under our $1.0 billion revolving credit facility.
The Credit Agreement contains customary representations and warranties and covenants that, in each case, subject to certain exceptions, qualifications and thresholds, (a) place limitations on us and our subsidiaries regarding the incurrence of additional indebtedness, additional liens, fundamental changes, dispositions of property, investments and acquisitions, dividends and other restricted payments, transactions with affiliates, restrictive agreements, changes in lines of business and swap agreements, and (b) require us and our subsidiaries to comply with sanction laws and other laws and agreements, to deliver financial information and certain other information and give notice of certain events, to maintain their existence and good standing, to pay their other obligations, to permit the administrative agent and the lenders to inspect their books and property, to use the proceeds of the Credit Agreement only for certain permitted purposes and to provide collateral in the future. Subject to certain exceptions, we are required to maintain a maximum total net leverage ratio of 4.50 to 1.00. We are further required to maintain a minimum interest coverage ratio of 3.50 to 1.00. As of December 31, 2022, we were in compliance with the covenants in the Credit Agreement.
2027 and 2028 Senior Notes
As of December 31, 2022, the outstanding principal amount of our 2027 Notes and 2028 Notes (collectively the "Senior Notes") was $500 million, respectively. The indenture governing the Senior Notes contains covenants that, among other things among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions. The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our existing and future 100% owned domestic subsidiaries that are a guarantor or other obligor under the Credit Agreement and by certain of our other 100% owned domestic subsidiaries. As of December 31, 2022, we were in compliance with all of the terms of our Senior Notes.
Accounts receivable securitization
We have an accounts receivable securitization facility under which we sell an undivided interest in domestic accounts receivable for consideration of up to $75 million to a commercial paper conduit. As of December 31, 2022 and 2021, we borrowed the maximum amount available of $75 million under this facility. This facility is utilized to provide increased flexibility in funding short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of our counterparty to terminate this facility. As of December 31, 2022, we were in compliance with the covenants and none of the termination events had occurred.
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
We review the net realizable value of inventory each reporting period and adjust as necessary.  We regularly compare inventory quantities on hand against historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. In assessing historical usage, we also qualitatively assess business trends to evaluate the reasonableness of using historical information in estimating future usage. Our inventory reserve was $47.1 million and $42.7 million at December 31, 2022 and 2021, respectively.
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
Goodwill
Goodwill impairment assessments are performed at a reporting unit level. For purposes of this assessment, our reporting units are our operating segments, or, in certain cases, a business one level below our operating segments. As the fair values of our reporting units are more likely than not greater than the carrying values, no impairment was recorded as a result of the annual goodwill impairment testing performed during the fourth quarter of 2022.
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
The more significant judgments and assumptions in determining fair value using in the Income Approach include (1) the amount and timing of expected future cash flows, which are based primarily on our estimates of future sales, operating income, industry trends and the regulatory environment of the individual reporting units, (2) the expected long-term growth rates for each of our reporting units, which approximate the expected long-term growth rate of the global economy and of the medical device industry, and (3) the discount rates that are used to estimate the present value of the future cash flows, which are based on an assessment of the risk inherent in the future cash flows of the respective reporting units along with various market based inputs. The more significant judgments and assumptions used in the Market Approach include (1) determination of appropriate revenue and EBITDA multiples used to estimate a reporting unit’s fair value and (2) the selection of appropriate comparable companies to be used for purposes of determining those multiples. There were no changes to the underlying methods used in 2022 as compared to the valuations of our reporting units in the past several years.
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
We did not record any impairment charges related to intangible assets during the year ended December 31, 2022. During the year ended December 31, 2021, we recorded impairment charges of $6.7 million related to our decision to abandon intellectual property and other assets primarily associated with our respiratory product portfolio that were not transferred to Medline as part of the Respiratory business divestiture. See "Restructuring and impairment charges" within "Result of Operations" above as well as Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information on these charges.
Contingent Consideration Liabilities

In connection with an acquisition, we may be required to pay future consideration that is contingent upon the achievement of specified objectives, such as receipt of regulatory approval, commercialization of a product or achievement of sales targets. In a business combination, we record a contingent liability, as of the acquisition date, representing the estimated fair value of the contingent consideration we expect to pay. We determined the fair value of the contingent consideration liabilities related to the Standard Bariatrics acquisition, which represented most of our contingent consideration liabilities at December 31, 2022, using a Monte Carlo valuation approach, which simulates future revenues during the earn out-period using management's best estimates. We determined the fair value of our other contingent consideration liabilities using a discounted cash flow analysis. Significant judgment is required in determining the assumptions used to calculate the fair value of the contingent consideration. Increases in projected revenues and probabilities of payment may result in significantly higher fair value measurements; decreases in these items may have the opposite effect. Increases in discount rates in the periods prior to payment may result in significantly lower fair value measurements; decreases may have the opposite effect. See Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
We remeasure our contingent consideration liabilities each reporting period and recognize the change in the liabilities' fair value within selling, general and administrative expenses in our consolidated statement of income. As of December 31, 2022 and 2021, we accrued $44.0 million and $9.8 million of contingent consideration, respectively, related to completed business combinations.

If the transaction is determined to be an asset acquisition rather than a business combination, a contingent consideration liability is recognized when the specified objective is deemed probable and is estimable.
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
In assessing the realizability of our deferred tax assets, we evaluate positive and negative evidence and use judgments regarding past and future events, including results of operations and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, we determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized, in which case we apply a valuation allowance to offset the amount of such deferred tax assets. To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required. The valuation allowance for deferred tax assets of $91.5 million and $143.2 million at December 31, 2022 and 2021, respectively, relates principally to the uncertainty of the utilization of tax loss and credit carryforwards in various jurisdictions.
Significant judgment is required in determining income tax provisions and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that tax positions are supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, we are examined by various federal, state and non-U.S. tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We adjust the income tax provision, the current tax liability and deferred taxes in any period in which we become aware of facts that necessitate an adjustment. We are currently under examination in Ireland. Germany and France. The ultimate outcome of these examinations could result in increases or decreases to our recorded tax liabilities, which would affect our financial results. See Note 15 to the consolidated financial statements in this Annual Report on Form 10-K for additional information regarding our uncertain tax positions.

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

Interest Rate Risk
We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. The table below provides information regarding the interest rates by year of maturity for our fixed and variable rate debt obligations. Variable interest rates on December 31, 2022 were determined using a base rate of the one-month LIBOR rate plus the applicable spread.

	Year of Maturity
	2023	2024	2025	2026	2027	Thereafter	Total
Fixed rate debt	$—	$—	$—	$—	$500	$500.0	$1,000.0
Average interest rate	—%	—%	—%	—%	4.625%	4.250%	4.438%
Variable rate debt	$87.5	$12.5	$25.0	$25.0	$573.3	$—	$723.3
Average interest rate	5.206%	5.798%	5.798%	5.798%	5.798%	—%	5.726%
A change of 1.0% in variable interest rates would increase or decrease annual interest expense by $7.2 million based on our outstanding debt as of December 31, 2022.
Foreign Currency Risk
The global nature of our operations exposes us to foreign currency risks. These risks include exposure from the effect of fluctuating exchange rates on payables and receivables as well as intercompany loans relating to transactions that are denominated in currencies other than a location’s functional currency and exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period. Our principal currency exposures relate to the Euro, Chinese Renminbi, Mexican Peso, Malaysia Ringgit, Czech Koruna, Canadian Dollar, and British Pound. We utilize foreign currency forward exchange contracts and cross-currency interest rate swap contracts to attempt to minimize our exposure to these risks. Gains and losses on these contracts substantially offset losses and gains on the underlying hedged transactions.
As of December 31, 2022, the total notional amount for the foreign currency forward exchange contracts and cross-currency interest rates swap contracts, expressed in U.S. dollars, was $337.7 million and $750.0 million, respectively. A sensitivity analysis of changes in fair value of these contracts outstanding as of December 31, 2022, while not predictive in nature, indicated that a hypothetical 10% increase/decrease in the value of the U.S. dollar against all currencies would increase/decrease the fair value of these contracts by $68.2 million, the majority of which relates to the cross-currency interest rate swap contracts.
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We acquired Standard Bariatrics on September 27, 2022. Consistent with the guidance provided by the staff of the Securities and Exchange Commission, management has excluded Standard Bariatrics from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. The net revenues attributable to Standard Bariatrics from the date of acquisition through December 31, 2022, represent, in the aggregate, less than 1% of our consolidated net revenues for the year then ended, and the total assets (excluding goodwill and intangible assets) attributable to Standard Bariatrics represent, in the aggregate, less than 1% of our consolidated total assets as of December 31, 2022.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management’s report on internal control over financial reporting is set forth on page F-2 of this Annual Report on Form 10-K and is incorporated by reference herein.
(c) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with our acquisition of Standard Bariatrics, we are in the process of evaluating the acquired company's internal controls to determine the extent to which modifications to Standard Bariatrics' internal controls would be appropriate.

ITEM 9B. OTHER INFORMATION
On February 21, 2023, our Board of Directors (the "Board") approved an amendment and restatement of our Bylaws to provide our stockholders with the right to call a special meeting of stockholders (the “Special Meeting Amendment”) and to make other administrative changes primarily to reflect recent Delaware law developments (the “Administrative Amendments”), in each case as further described below.
Special Meeting Amendment
Prior to this amendment, our Bylaws provided that only the Board could call a special meeting of stockholders. The Special Meeting Amendment generally provides one or more stockholders who have owned continuously for at least one year at least 20% of all outstanding shares of the Company’s common stock the right to call a special meeting of stockholders, subject to the requirements and procedures set forth in the Special Meeting Amendment.
Administrative Amendments
The Board also approved the Administrative Amendments to the Bylaws to conform the Company’s notice provision with the applicable Delaware statute and to incorporate a new Delaware law provision related to notices of adjournments, including with respect to remote meetings of stockholders. In addition, the Administrative Amendments provide that any stockholder soliciting proxies from other stockholders must use a proxy card color other than white, which color is reserved for the exclusive use by the Board.
The foregoing description is qualified in its entirety by reference to the Third Amended and Restated Bylaws, which are attached hereto as Exhibit 3.2 and incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For the information required by this Item 10 with respect to our Executive Officers, see Part I, Item 1. of this report. For the other information required by this Item 10, see “Election Of Directors,” “Nominees for Election to the Board of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Proxy Statement for our 2023 Annual Meeting, which information is incorporated herein by reference. The Proxy Statement for our 2023 Annual Meeting will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
For the information required by this Item 11, see “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation” in the Proxy Statement for our 2023 Annual Meeting, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For the information required by this Item 12 with respect to beneficial ownership of our common stock, see “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2023 Annual Meeting, which information is incorporated herein by reference.
The following table sets forth certain information as of December 31, 2022 regarding our equity plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	1,228,848	$230.58	2,843,121
(1) The number of securities in column (A) exclude 62,927 shares of common stock underlying performance stock units if maximum performance levels are achieved; the actual number of shares, if any, to be issued with respect to the performance stock units will be based on performance with respect to specified financial and relative stock price measures.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For the information required by this Item 13, see “Certain Transactions” and “Corporate Governance” in the Proxy Statement for our 2023 Annual Meeting, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
For the information required by this Item 14, see “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Procedures” in the Proxy Statement for our 2023 Annual Meeting, which information is incorporated herein by reference.

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

Exhibit No.		Description
*3.1	—	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 8-K filed on May 5, 2022).
3.2	—	Amended and Restated Bylaws of the Company.
*4.1.1	—
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

*4.1.3	—
Sixth Supplemental Indenture, dated June 6, 2019, by and among Teleflex LLC, the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1.3 to the Company’s Form 10-K filed on March 1, 2012).

*4.1.4	—
Eighth Supplemental Indenture, dated February 25, 2021, by and among Z-Medica, LLC, the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1.4 to the Company’s Form 10-K filed on March 1, 2012).

4.1.5
Ninth Supplemental Indenture, dated November 7, 2022, by and among Standard Bariatrics, Inc., Traverse Vascular, Inc., the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association).

*4.1.6	—	Form of 4.625% Senior Note due 2027 (included in Exhibit 4.1.2).
*4.2.1	—
Indenture, dated May 27, 2020, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 27, 2020).

*4.2.2	—
First Supplemental Indenture, dated February 25, 2021, by and among Z-Medica, LLC, the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2.2 to the Company’s Form 10-K filed on March 1, 2012).

4.2.3	—
Second Supplemental Indenture, dated November 7, 2022, by and among Standard Bariatrics, Inc., Traverse Vascular, Inc., the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association).

*4.2.4	—	Form of 4.25% Senior Note due 2028 (included in Exhibit 4.2.1).
*4.3	—	Description of Company securities registered under Section 12 of the Securities Exchange Act of 1934.
^*10.1	—
Teleflex Incorporated Retirement Income Plan (formerly known as the Teleflex Incorporated Salaried Employees’ Pension Plan), as amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed on February 20, 2015).

^*10.2.1	—	Teleflex Incorporated Directors' Deferred Compensation Plan, dated November 22, 2019 (incorporated by reference to Exhibit 10.2.1 to the Company’s Form 10-K filed on February 21, 2020).
^*10.2.2	—	Teleflex Incorporated Deferred Compensation Plan, dated November 22, 2019 (incorporated by reference to Exhibit 10.2.2 to the Company’s Form 10-K filed on February 21, 2020).
^*10.3.1	—	Amended and Restated Teleflex 401(k) Savings Plan, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.3.1 to the Company’s Form 10-K filed on March 1, 2022).
^*10.3.2	—	First Amendment to Teleflex 401(k) Savings Plan, dated April 1, 2021 (incorporated by reference to Exhibit 10.3.2 to the Company’s Form 10-K filed on March 1, 2022).

Exhibit No.		Description
^10.3.3	—	Second Amendment to Teleflex 401(k) Savings Plan, dated November 7, 2022.
^*10.4.1	—	2008 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders filed on March 21, 2008).
^*10.4.2	—	Amendment, dated March 28, 2012, to 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 1, 2012).
^*10.4.3	—
Form of Stock Option Agreement for stock options granted on or after January 1, 2013 under the Company’s 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.5.3 to the Company's Form 10-K filed on February 24, 2014).

^*10.5	—
Teleflex Incorporated 2016 Executive Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders filed on March 24, 2016).

^*10.6	—
Teleflex Incorporated 2014 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's definitive Proxy Statement for the 2014 Annual Meeting of Stockholders filed on March 28, 2014).

^*10.7	—	Executive Change In Control Agreement, dated March 31, 2017, between the Company and Liam Kelly (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 4, 2017).
^*10.8	—	Senior Executive Officer Severance Agreement, dated March 31, 2017, between the Company and Liam Kelly (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 4, 2017).
^*10.9	—
Senior Executive Officer Severance Agreement, dated March 26, 2013, between the Company and Thomas E. Powell (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on April 30, 2013).

^*10.10	—	Executive Change In Control Agreement, dated March 26, 2013, between the Company and Thomas E. Powell (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on April 30, 2013).
^*10.11	—
Senior Executive Officer Severance Agreement, dated February 17, 2016, between the Company and Cameron P. Hicks (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K filed on February 25, 2016).

^*10.12	—
Executive Change In Control Agreement, dated February 17, 2016, between the Company and Cameron P. Hicks (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K filed on February 25, 2016).

^*10.13	—	Contract of Employment, dated March 24, 2020, by and between the Company and James Winters (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on April 30, 2020).
^*10.14	—
Senior Executive Officer Severance Agreement, dated March 24, 2020, between the Company and James Winters (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on April 30, 2020).

^*10.15	—	Executive Change In Control Agreement, dated March 24, 2020, between the Company and James Winters (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on April 30, 2020).
^*10.16	—
Senior Executive Officer Severance Agreement, dated January 1, 2021, between the Company and Daniel V. Logue (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K filed on February 25, 2021).

^*10.17	—
Executive Change In Control Agreement, dated January 1, 2021, between the Company and Daniel V. Logue (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K filed on February 25, 2021).

^*10.18	—	Senior Executive Officer Severance Agreement, dated February 25, 2021, between the Company and Jay White (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on April 29, 2021).
^*10.19	—	Executive Change In Control Agreement, dated February 25, 2021, between the Company and Jay White (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on April 29, 2021).
*10.20	—
Third Amended and Restated Credit Agreement, dated November 4, 2022, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., PNC Bank, National Association, Wells Fargo Bank, National Association and HSBC Securities (USA) INC., as co-syndication agents, the guarantors party thereto, the lenders party thereto and each other party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 10, 2022).

Exhibit No.		Description
^*10.21	—	Form of Performance Stock Unit Agreement under the Company’s 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 28, 2018).
21	—	Subsidiaries of the Company.
22	—	List of subsidiary guarantors and guaranteed securities
23	—	Consent of Independent Registered Public Accounting Firm.
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act.
32.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act.
101.1	—
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2022, December 31, 2021 and December 31, 2020; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, December 31, 2021 and December 31, 2020; (iii) the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, December 31, 2021 and December 31, 2020; (v) the Consolidated Statements of Changes in Equity for the years ended December 31, 2022, December 31, 2021 and December 31, 2020; and (vi) Notes to Consolidated Financial Statements.

104.1	—	The cover page of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in inline XBRL (included in Exhibit 101.1).
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

By:	/s/ Liam J. Kelly	By:	/s/ Thomas E. Powell
	Liam J. Kelly		Thomas E. Powell
	Chairman, President, Chief Executive Officer and Director		Executive Vice President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

		By:	/s/ John R. Deren
John R. Deren
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)

By:	/s/ George Babich, Jr.	By:	/s/ Dr. Stephen K. Klasko
	George Babich, Jr. Director		Dr. Stephen K. Klasko Director
By:	/s/ Candace H. Duncan	By:	/s/ Andrew A. Krakauer
	Candace H. Duncan Director		Andrew A. Krakauer Director
By:	/s/ Gretchen R. Haggerty	By:	/s/ Neena M. Patil
	Gretchen R. Haggerty Director		Neena M. Patil Director
By:	/s/ John C. Heinmiller	By:	/s/ Stuart A. Randle
	John C. Heinmiller Director		Stuart A. Randle Director

Dated: February 23, 2023

TELEFLEX INCORPORATED

FINANCIAL STATEMENT SCHEDULE

Page
Schedule II Valuation and qualifying accounts as of and for the years ended December 31, 2022, 2021 and 2020	43

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.
The Company acquired Standard Bariatrics on September 27, 2022. Management has excluded Standard Bariatrics from its assessment of internal control over financial reporting as of December 31, 2022. The net revenues attributable to Standard Bariatrics from their respective dates of acquisition through December 31, 2022, represent, in the aggregate, less than 1% of our consolidated net revenues for the year then ended and total assets (excluding goodwill and intangible assets) attributable to Standard Bariatrics represent, in the aggregate, less than 1% of our consolidated total assets as of December 31, 2022.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Liam J. Kelly	/s/ Thomas E. Powell
Liam J. Kelly Chairman, President and Chief Executive Officer	Thomas E. Powell Executive Vice President and Chief Financial Officer
February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Teleflex Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Teleflex Incorporated and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Standard Bariatrics from its assessment of internal control over financial reporting as of December 31, 2022 because it was acquired by the Company in a purchase business combination during 2022. We have also excluded Standard Bariatrics from our audit of internal control over financial reporting. Standard Bariatrics is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Acquisition of Standard Bariatrics, Inc. - Valuation of Intellectual Property Intangible Assets and Contingent Consideration

As described in Notes 4 and 12 to the consolidated financial statements, the Company completed the acquisition of Standard Bariatrics, Inc. (“Standard Bariatrics”) on September 27, 2022. The fair value of consideration transferred was $211.8 million, which included cash payments of $173.0 million and $38.8 million in estimated fair value of contingent consideration. The fair value of the contingent consideration was estimated using a Monte Carlo valuation approach. Inputs and assumptions used in determining the fair value of contingent consideration liabilities include revenue growth rates (based on internal operational budgets and long-range strategic plans), revenue volatility, discount rates, probability of payment and projected payment dates. Identifiable intangible assets acquired included $128.3 million of intellectual property intangible assets. As disclosed by management, intangible assets acquired in a business combination are measured at fair value using various methods under the income approach. The more significant judgments and assumptions used in the valuation of intangible assets may include revenue growth rates, royalty rate, discount rate, attrition rate, and EBITDA margin.

The principal considerations for our determination that performing procedures relating to the valuation of intellectual property intangible assets and contingent consideration related to the acquisition of Standard Bariatrics is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the intellectual property intangible assets and contingent consideration; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, discount rate, and EBITDA margin for the intellectual property intangible assets and revenue growth rates, revenue volatility, discount rate, probability of payment and projected payment dates for the contingent consideration; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing of the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the intellectual property intangible assets and contingent consideration related to the acquisition. These procedures also included, among others (i) reading the purchase agreement and (ii) testing management’s process for developing the fair value estimates of the intellectual property intangible assets and contingent consideration. Testing management’s process included evaluating the appropriateness of the valuation methods, testing the completeness and accuracy of data used in the valuation methods, and evaluating the reasonableness of the aforementioned significant assumptions. Evaluating management’s significant assumptions related to the revenue growth rates, revenue volatility and EBITDA margins involved considering the current and past performance of the Standard Bariatrics business, the consistency with economic and industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Evaluating management’s significant assumption related to projected payment dates involved evaluating whether the assumption used was reasonable considering the terms of the purchase agreement. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the valuation methods and the reasonableness of the discount rate for the intellectual property intangible assets and the revenue volatility, probability of payment and discount rate for the contingent consideration.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 23, 2023

We have served as the Company’s auditor since 1962.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2022	2021	2020
	(Dollars and shares in thousands, except per share)
Net revenues	$2,791,041	$2,809,563	$2,537,156
Cost of goods sold	1,259,954	1,259,961	1,212,282
Gross profit	1,531,087	1,549,602	1,324,874
Selling, general and administrative expenses	863,748	860,085	743,568
Research and development expenses	153,819	130,841	119,747
Restructuring and impairment charges	20,299	21,738	38,491
Gain on sale of assets and business	(6,504)	(91,157)	—
Income from continuing operations before interest, loss on extinguishment of debt and taxes	499,725	628,095	423,068
Interest expense	54,264	56,969	66,494
Interest income	(912)	(1,328)	(1,158)
Loss on extinguishment of debt	454	12,986	—
Income from continuing operations before taxes	445,919	559,468	357,732
Taxes on income from continuing operations	83,003	74,349	21,931
Income from continuing operations	362,916	485,119	335,801
Operating income (loss) from discontinued operations	260	331	(621)
Taxes (benefit) on operating loss from discontinued operations	37	76	(144)
Income (loss) from discontinued operations	223	255	(477)
Net income	$363,139	$485,374	$335,324
Earnings per share:
Basic:
Income from continuing operations	$7.74	$10.37	$7.22
Income (loss) from discontinued operations	—	0.01	(0.01)
Net income	$7.74	$10.38	$7.21
Diluted:
Income from continuing operations	$7.67	$10.23	$7.10
Income (loss) from discontinued operations	0.01	—	(0.01)
Net income	$7.68	$10.23	$7.09
Weighted average shares outstanding:
Basic	46,898	46,774	46,488
Diluted	47,309	47,427	47,287
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Net income	$363,139	$485,374	$335,324
Other comprehensive income, net of tax:
Foreign currency:
Foreign currency translation adjustments, net of tax of $(6,634), $(5,563) and $6,442, respectively	(62,904)	(63,191)	59,758
Foreign currency translation, net of tax	(62,904)	(63,191)	59,758
Pension and other postretirement benefits plans:
Prior service cost recognized in net periodic cost, net of tax of $232, $232 and $(7), respectively	(785)	(780)	26
Unamortized (loss) gain arising during the period, net of tax of $850, $(1,671) and $6,101, respectively	(3,649)	5,582	(19,966)
Plan amendments, curtailments, and settlements, net of tax of $0, $0 and $(1,067), respectively	—	—	3,544
Net loss recognized in net periodic cost, net of tax of $(1,778), $(1,988) and $(1,694), respectively	5,882	6,555	5,559
Foreign currency translation, net of tax of $(366), $(238) and $243, respectively	1,043	610	(610)
Pension and other postretirement benefits plans adjustment, net of tax	2,491	11,967	(11,447)
Derivatives qualifying as hedges:
Unrealized gain (loss) on derivatives arising during the period, net of tax $(551), $(27) and $234, respectively	7,179	351	(3,331)
Reclassification adjustment on derivatives included in net income, net of tax of $203, $62 and $(240), respectively	(3,329)	1,212	2,114
Derivatives qualifying as hedges, net of tax	3,850	1,563	(1,217)
Other comprehensive (loss) income, net of tax	(56,563)	(49,661)	47,094
Comprehensive income	$306,576	$435,713	$382,418

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(Dollars and shares in thousands, except per share)
ASSETS
Current assets
Cash and cash equivalents	$292,034	$445,084
Accounts receivable, net	408,834	383,569
Inventories	578,507	477,643
Prepaid expenses and other current assets	125,084	117,277
Prepaid taxes	6,524	5,545
Total current assets	1,410,983	1,429,118
Property, plant and equipment, net	447,205	443,758
Operating lease assets	131,211	129,653
Goodwill	2,536,730	2,504,202
Intangibles assets, net	2,306,165	2,289,067
Deferred tax assets	6,402	6,820
Other assets	89,367	69,104
Total assets	$6,928,063	$6,871,722
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$87,500	$110,000
Accounts payable	126,807	118,236
Accrued expenses	140,644	163,441
Payroll and benefit-related liabilities	133,092	143,657
Accrued interest	5,332	5,209
Income taxes payable	24,736	83,943
Other current liabilities	63,381	55,633
Total current liabilities	581,492	680,119
Long-term borrowings	1,624,023	1,740,102
Deferred tax liabilities	388,886	370,124
Pension and postretirement benefit liabilities	31,394	45,185
Noncurrent liability for uncertain tax positions	5,805	8,646
Noncurrent operating lease liabilities	120,437	116,033
Other liabilities	154,058	156,765
Total liabilities	2,906,095	3,116,974
Commitments and contingencies
Shareholders’ equity
Common shares, $1 par value Issued: 2022 — 47,957 shares; 2021 — 47,929 shares	47,957	47,929
Additional paid-in capital	715,118	693,090
Retained earnings	3,817,304	3,517,954
Accumulated other comprehensive loss	(403,522)	(346,959)
	4,176,857	3,912,014
Less: Treasury stock, at cost	154,889	157,266
Total shareholders' equity	4,021,968	3,754,748
Total liabilities and shareholders' equity	$6,928,063	$6,871,722
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$363,139	$485,374	$335,324
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(223)	(255)	477
Depreciation expense	66,502	71,758	68,567
Intangible asset amortization expense	164,088	165,604	158,685
Deferred financing costs and debt discount amortization expense	4,053	4,493	4,430
Loss on extinguishment of debt	454	12,986	—
Fair value step up of acquired inventory sold	—	3,993	1,707
Changes in contingent consideration	2,350	8,475	(38,164)
Assets impairment charges	1,497	6,739	21,388
Stock-based compensation	27,224	22,937	20,739
Gain on sale of assets and business	(6,504)	(91,157)	—
Deferred income taxes, net	(13,008)	(110,239)	(32,675)
Payments for contingent consideration	(3,016)	(230)	(79,801)
Interest benefit on swaps designated as net investment hedges	(20,880)	(19,296)	(19,178)
Other	(2,906)	(36,388)	(26,636)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(38,459)	(600)	44,748
Inventories	(110,686)	(11,138)	(5,497)
Prepaid expenses and other current assets	13,420	(28,410)	(4,323)
Accounts payable, accrued expenses and other liabilities	(24,786)	94,020	646
Income taxes	(79,453)	73,473	(13,294)
Net cash provided by operating activities from continuing operations	342,806	652,139	437,143
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(79,190)	(71,618)	(90,694)
Payments for businesses and intangibles acquired, net of cash acquired	(198,429)	(4,590)	(767,830)
Proceeds from sales of business and assets	12,434	224,909	1,400
Net interest proceeds on swaps designated as net investment hedges	20,775	19,154	19,341
Proceeds from sales of investments	7,300	7,300	—
Purchase of investments	(22,300)	(18,418)	—
Net cash (used in) provided by investing activities from continuing operations	(259,410)	156,737	(837,783)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	744,250	400,000	1,513,807
Reduction in borrowings	(884,500)	(1,034,500)	(938,807)
Debt extinguishment, issuance and amendment fees	(5,200)	(9,774)	(8,440)
Net proceeds from share based compensation plans and the related tax impacts	(4,308)	12,451	18,994
Payments for contingent consideration	(3,959)	(31,448)	(67,170)
Dividends paid	(63,789)	(63,648)	(63,221)
Proceeds from sale of treasury stock	—	11,097	—
Net cash (used in) provided by financing activities from continuing operations	(217,506)	(715,822)	455,163
Cash flows from discontinued operations:
Net cash used in operating activities	(665)	(720)	(737)
Net cash provided by investing activities	1,469	—	—
Net cash provided by (used in) discontinued operations	804	(720)	(737)
Effect of exchange rate changes on cash and cash equivalents	(19,744)	(23,130)	21,011
Net (decrease) increase in cash and cash equivalents	(153,050)	69,204	74,797
Cash and cash equivalents at the beginning of the year	445,084	375,880	301,083
Cash and cash equivalents at the end of the year	$292,034	$445,084	$375,880
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss (income)	Treasury Stock		Total Shareholders' Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share amounts)
Balance at December 31, 2019	47,536	$47,536	$616,980	$2,824,916	$(344,392)	1,182	$(165,720)	$2,979,320
Cumulative effect adjustment resulting from the adoption of new accounting standards				(791)				(791)
Net income				335,324				335,324
Cash dividends ($1.36 per share)				(63,221)				(63,221)
Other comprehensive loss					47,094			47,094
Shares issued under compensation plans	276	276	35,223			(44)	2,233	37,732
Deferred compensation			102			(6)	897	999
Balance at December 31, 2020	47,812	47,812	652,305	3,096,228	(297,298)	1,132	(162,590)	3,336,457
Net income				485,374				485,374
Cash dividends ($1.36 per share)				(63,648)				(63,648)
Other comprehensive income					(49,661)			(49,661)
Shares issued under compensation plans	117	117	33,989			(31)	347	34,453
Treasury stock reissued	—	—	6,349			(28)	4,748	11,097
Deferred compensation			447			(4)	229	676
Balance at December 31, 2021	47,929	47,929	693,090	3,517,954	(346,959)	1,069	(157,266)	3,754,748
Net income				363,139				363,139
Cash dividends ($1.36 per share)				(63,789)				(63,789)
Other comprehensive income					(56,563)			(56,563)
Shares issued under compensation plans	28	28	21,930			(32)	1,544	23,502
Deferred compensation			98			(5)	833	931
Balance at December 31, 2022	47,957	$47,957	$715,118	$3,817,304	$(403,522)	1,032	$(154,889)	$4,021,968

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
Accounts receivable: Accounts receivable represent amounts due from customers related to the sale of products and provision of services. Our allowance for credit losses is maintained for trade accounts receivable based on the expected collectability of accounts receivable and losses expected to be incurred over the life of our receivables. Considerations to determine credit losses include our historical collection experience, the length of time an account is outstanding, the financial position of the customer, information provided by credit rating services, as well as the consideration of events or circumstances indicating historic collection rates may not be indicative of future collectability. The allowance for credit losses as of December 31, 2022 and December 31, 2021 was $8.6 million and $10.8 million, respectively. The current portion of the allowance for credit losses, which was $4.9 million and $6.0 million as of December 31, 2022 and December 31, 2021, respectively, was recognized as a reduction of accounts receivable, net.
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
In performing the goodwill impairment test, we may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, and entity specific factors such as strategies and financial performance. If, after completing the qualitative assessment, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative impairment

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

test, described below. Alternatively, we may elect to bypass the qualitative assessment and perform the quantitative impairment test. Under a quantitative impairment test, we compare the fair value of a reporting unit to its carrying value. If the reporting unit fair value exceeds the carrying value, there is no impairment. If the reporting unit carrying value exceeds the fair value, we recognize an impairment loss based on the amount the carrying value of the reporting unit exceeds its fair value. We did not record a goodwill impairment charge for the year ended December 31, 2022.
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
Intangible assets that do not have indefinite lives, consisting of intellectual property, customer relationships, distribution rights, certain trade names and non-competition agreements, are amortized over their estimated useful lives, which are as follows: intellectual property, 5 to 20 years; customer relationships, 8 to 27 years; distribution rights, 10 years; trade names, 10 to 30 years; non-compete agreement, 6 years. The weighted average remaining amortization period with respect to our intangible assets is approximately 15 years. We periodically evaluate the reasonableness of the useful lives of these assets.
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
Derivative financial instruments: We use derivative financial instruments primarily for purposes of hedging exposures to fluctuations in foreign currency exchange rates. All instruments are entered into for other than trading purposes. All derivatives are recognized on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in the consolidated statement of comprehensive income as other comprehensive income (loss), if the instrument is designated as part of a hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income (loss) are reclassified to the consolidated statement of income in the period in which earnings are affected by the underlying hedged item. Gains or losses on derivative instruments representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, if any, are recognized in the consolidated statement of income for the period in which such gains and losses occur. If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative instrument are recorded in the consolidated statement of income for the period in which either such event occurs. For non-designated derivatives, gains and losses are reported as selling, general and administrative expenses in the consolidated statement of income. Cash flows from derivatives are recognized in the consolidated statements of cash flows in a manner consistent with the recognition of the underlying transactions.
Share-based compensation: We estimate the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest, which is derived, in

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Contingent consideration related to business acquisitions: In connection with business acquisitions, we may be required to pay future consideration that is contingent upon the achievement of specified objectives such as receipt of regulatory approval, commercialization of a product or achievement of sales targets. In a business combination, we record a contingent liability, as of the acquisition date, representing the estimated fair value of the contingent consideration that we expect to pay. We remeasure the fair value of our contingent consideration arrangements each reporting period and, based on new developments, record changes in fair value until either the contingent consideration obligation is satisfied through payment upon the achievement of, or the obligation no longer exists due to the failure to achieve, the specified objectives. The change in the fair value is recorded in selling, general and administrative expenses in the consolidated statement of income. A contingent consideration payment is classified as a financing activity in the consolidated statement of cash flows to the extent it was recorded as a liability as of the acquisition date. Any additional amount paid in excess of the amount initially accrued is classified as an operating activity in the consolidated statement of cash flows.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the transaction is determined to be an asset acquisition rather than a business combination, a contingent consideration liability is recognized when the specified objective is deemed probable and is estimable.
Revenue recognition: We primarily generate revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when our products are shipped from the manufacturing or distribution facility. For the OEM segment, most revenue is recognized over time because the OEM segment generates revenue from the sale of custom products that have no alternative use and we have an enforceable right to payment to the extent that performance has been completed. We market and sell products through our direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers, which represented 88%, 10% and 2% of our consolidated net revenues, respectively, for the year ended December 31, 2022. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. With respect to the custom products sold in the OEM segment, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.
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
The amount of consideration we receive and revenue we recognize varies as a result of changes in customer sales incentives, including discounts and rebates, and returns offered to customers. The estimate of revenue is adjusted upon the earlier of the following events: (i) the most likely amount of consideration expected to be received changes or (ii) the consideration becomes fixed. Our policy is to accept returns only in cases in which the product is defective and covered under our standard warranty provisions. When we give customers the right to return products, we estimate the expected returns based on an analysis of historical experience. The liability for returns and allowances was $17.9 million and $15.2 million as of December 31, 2022 and 2021, respectively. In estimating customer rebates, we consider the lag time between the point of sale and the payment of the customer’s rebate claim, customer-specific trend analyses, contractual commitments, including stated rebate rates, historical experience with respect to specific customers (as we have a history of providing similar rebates on similar products to similar customers) and other relevant information. The reserve for customer incentive programs, including customer rebates, was $29.0 million and $26.4 million at December 31, 2022 and 2021, respectively. We expect the amounts subject to the reserve as of December 31, 2022 to be paid within 90 days subsequent to period-end.
Leases: We have made an accounting policy election not to apply the lease accounting recognition provisions to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, we will recognize the lease payments for short term leases on a straight-line basis over the lease term. We have made an accounting policy election to not separate lease and non-lease components and instead will account for each separate lease component and the non-lease components associated with that lease component as a single lease component.

Note 2 — Recently issued accounting standards
From time to time, new accounting guidance issued by the FASB or other standard setting bodies is adopted as of the specified effective date or, when permitted by the guidance and as determined by us, as of an earlier date. We have assessed recently issued guidance that is not yet effective and believe the new guidance that we have assessed will not have a material impact on our results of operations, cash flows or financial position.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 - Net revenues
The following table disaggregates revenue by global product category for the year ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Vascular access	$683,612	$700,240	$657,703
Anesthesia	388,890	380,140	302,293
Interventional	445,018	427,500	382,435
Surgical	392,917	377,756	317,200
Interventional urology	322,832	341,661	290,022
OEM	272,624	245,681	220,246
Other (1)	285,148	336,585	367,257
Net revenues (2)	$2,791,041	$2,809,563	$2,537,156
(1) Includes revenues generated from sales of our respiratory and urology products (other than interventional urology products). Certain product lines within the respiratory product category were sold during 2021. See Note 4 for additional information related to the Respiratory business divestiture.
(2) The product categories listed above are presented on a global basis, while each of our reportable segments other than the OEM reportable segment are defined based on the geographic location of its operations; the OEM reportable segment operates globally. Each of the geographically based reportable segments includes net revenues from each of the non-OEM product categories listed above.

Note 4 — Acquisitions and Divestiture
On September 27, 2022, the second day of the fourth quarter, we completed the acquisition of Standard Bariatrics, Inc. (“Standard Bariatrics”), a privately-held medical device company that commercialized a powered stapling technology for bariatric surgery that complements our surgical product portfolio. The fair value of consideration transferred was $211.8 million, which included cash payments of $173.0 million and $38.8 million in estimated fair value of contingent consideration. The contingent consideration liability represents the estimated fair value of our obligations, under the acquisition agreement, to make three milestone payments up to $130 million in aggregate if certain commercial milestones are met. The milestone payments are based on net sales growth over the three-year period following the closing of the transaction. The fair value of the contingent consideration was estimated using a Monte Carlo valuation approach. See Note 12 for additional information on the fair value measurement of the contingent consideration. The acquisition was financed using borrowings under our revolving credit facility and cash on hand.
The following table presents the fair value of the assets acquired and liabilities assumed with respect to the Standard Bariatrics acquisition:

(Dollars in thousands)
Assets
Current assets	$8,028
Property, plant and equipment	3,342
Intangible assets	154,450
Goodwill	71,420
Other assets	2,122
Total assets acquired	239,362
Less:
Current liabilities	2,661
Other liabilities	24,896
Liabilities assumed	27,557
Net assets acquired	$211,805

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The goodwill resulting from the Standard Bariatrics acquisition primarily reflects synergies currently expected to be realized from the integration of the acquired business and is not tax deductible.
The following table sets forth the components of identifiable intangible assets acquired and the ranges of the useful lives as of the date of the Standard Bariatrics acquisition:

	Standard Bariatrics
	Fair value	Useful life (years)
Intellectual property	$128,300	15
Trade names	22,500	25
Customer relationships	3,650	11
For the year ended December 31, 2022, we incurred $1.3 million in transaction expenses associated with the Standard Bariatrics acquisition, which are included in selling, general and administrative expenses in the consolidated statement of income. Pro forma information for the Standard Bariatrics acquisition is not presented as the operations of Standard Bariatrics are not deemed to be significant to our overall operations.
Asset Acquisition
On June 13, 2022, we acquired a privately-owned catheter company for an initial cash payment of $22.8 million. Under the terms of the acquisition agreement, we may become obligated to make additional cash payments up to $26.2 million if certain commercial and revenue goals are met. The acquisition, which complements our interventional product portfolio, principally consisted of a proprietary catheter design and other related intellectual property, being amortized over a useful life of 15 years.
Divestiture
On May 15, 2021, we entered into a definitive agreement to sell certain product lines within our global respiratory product portfolio (the "Divested respiratory business") to Medline Industries, Inc. (“Medline”) for consideration of $286.0 million, reduced by $12.0 million in working capital not transferring to Medline, which is subject to customary post close adjustments (the "Respiratory business divestiture"). In connection with the Respiratory business divestiture, we also entered into several ancillary agreements with Medline to help facilitate the transfer of the business, which provide for transition support, quality, supply and manufacturing services, including a manufacturing and supply transition agreement (the "MSTA").
On June 28, 2021, we completed the initial phase of the Respiratory business divestiture, pursuant to which we received cash proceeds of $259.0 million. The second phase of the Respiratory business divestiture will occur once we transfer certain additional manufacturing assets to Medline. Our receipt of $15.0 million in additional cash proceeds is contingent upon the transfer of these manufacturing assets and is expected to occur prior to the end of 2023. We plan to recognize the contingent consideration, and any gain on sale resulting from the second phase of the divestiture, when it becomes realizable.
Net revenues attributable to our divested respiratory business recognized prior to the Respiratory business divestiture are included within each of our geographic segments and were $60.7 million and $138.5 million for the years ended December 31, 2021 and 2020, respectively. Net revenues attributed to services provided to Medline in accordance with the MSTA, which are presented within our Americas reporting segment, were $79.1 million and $51.1 million for the years ended December 31, 2022, and 2021, respectively.
Supplemental cash flow information

	Year Ended December 31,
	2022	2021	2020
Non cash investing and financing activities of continuing operations:
Acquisition of businesses	$43,168	$—	$—

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Restructuring and impairment charges
2022 restructuring plan
On November 15, 2022, we initiated a strategic restructuring plan designed to improve operating performance and position the organization to deliver long-term durable growth by creating efficiencies that align with our high growth strategic objectives (the “2022 restructuring plan”). The plan primarily involves the relocation of certain manufacturing operations to existing lower-cost locations in addition to the streamlining of various business functions across the organization and related workforce reductions. These actions are expected to be substantially completed during 2023.
The following table provides a summary of the cost estimates by major type of expense associated with the 2022 restructuring plan:

Total estimated amount expected to be incurred
Plan expense estimates:	(Dollars in millions)
Termination benefits	$18 million to $22 million
Other costs (1)	$1 million to $1 million
Restructuring Charges	$19 million to $23 million
Restructuring related charges (2)	$20 million to $25 million
Total restructuring and restructuring related charges	$39 million to $48 million
(1)Includes facility closure and outplacement costs.
(2)Restructuring related charges represent costs that are directly related to the program and principally comprise costs to transfer manufacturing operations to the existing lower-cost locations, project management costs and accelerated depreciation. The plan also includes an $8.1 million non cash tax related charge arising from establishing a valuation allowance against a local deferred tax asset, which is no longer expected to be utilized as a result of the transfer. Excluding this tax charge, the majority of the restructuring related charges are expected to be recognized within cost of goods sold.
We estimate that $26 million to $32 million of the restructuring and restructuring related charges will result in cash outlays, most of which are expected to be made in 2023. Additionally, we expect to incur approximately $2 million in aggregate capital expenditures under the plan, most of which is expected to be incurred during 2023.
For the year ended December 31, 2022, we incurred $10.1 million in restructuring related charges, which were recognized in cost of goods sold and taxes on income from continuing operations.
Respiratory divestiture plan
During 2021 and in connection with the Respiratory business divestiture, we committed to a restructuring plan designed to separate the manufacturing operations to be transferred to Medline from those that will remain with Teleflex, which includes related workforce reductions (the “Respiratory divestiture plan”). The plan includes expanding certain of our existing locations to accommodate the transfer of capacity from the sites being transferred to Medline and replicating the manufacturing processes at alternate existing locations. We expect this plan will be substantially completed by the end of 2023. The following table provides a summary of our cost estimates by major type of expense associated with the Respiratory divestiture plan:

Total estimated amount expected to be incurred
Plan expense estimates:	(Dollars in millions)
Restructuring charges (1)	$5 million to $8 million
Restructuring related charges (2)	$19 million to $22 million
Total restructuring and restructuring related charges	$24 million to $30 million
(1) Substantially all of the charges consist of employee termination benefit costs.
(2)Consist of charges that are directly related to the Respiratory divestiture plan and principally constitute costs to transfer manufacturing operations to other locations and project management costs. Substantially all of the charges are expected to be recognized within costs of goods sold.
We expect substantially all of the restructuring and restructuring related charges will result in future cash outlays. Additionally, we expect to incur $22 million to $28 million in aggregate capital expenditures under the plan.
For the years ended December 31, 2022 and 2021, we incurred $8.9 million and $3.3 million, respectively, in pre-tax restructuring related charges, all of which were recognized in cost of goods sold.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2022, we have incurred net aggregate restructuring expenses related to the Respiratory divestiture plan of $3.3 million. Additionally, as of December 31, 2022, we have incurred net aggregate restructuring related charges in connection with the Respiratory divestiture plan of $12.2 million, which were primarily included in cost of goods sold.
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
The following table summarizes the restructuring reserve activity related to our 2022 restructuring plan, Respiratory divestiture plan as well as the 2019 and 2018 Footprint realignment plans:

	2022 restructuring plan	Respiratory divestiture plan	2019 Footprint realignment plan	2018 Footprint realignment plan
Balance at December 31, 2020 (1)	$—	$—	$8,054	$50,081
Subsequent accruals	—	2,694	253	2,476
Cash payments	—	(7)	(4,982)	(4,813)
Foreign currency translation and other	—	(86)	(19)	(3,679)
Balance at December 31, 2021 (1)	—	2,601	3,306	44,065
Subsequent accruals	15,523	578	(987)	2,076
Cash payments	(978)	(149)	(874)	(24,310)
Foreign currency translation and other	315	19	—	(3,292)
Balance at December 31, 2022 (1)	$14,860	$3,049	$1,445	$18,539
(1)The restructuring reserves as of December 31, 2022, 2021 and 2020 consisted mainly of accruals related to termination benefits. Other costs (facility closure, employee relocation, equipment relocation and outplacement costs) were expensed and paid in the same period.
The restructuring and impairment charges recognized for the years ended December 31, 2022, 2021, and 2020 consisted of the following:

	2022
	Termination benefits	Other Costs (1)	Total
2022 Restructuring plan	$15,465	$58	$15,523
Respiratory divestiture plan	504	74	578
2019 Footprint realignment plan	(1,120)	133	(987)
2018 Footprint realignment plan	1,230	846	2,076
Other restructuring programs (2)	1,306	306	1,612
Total restructuring charges	17,385	1,417	18,802
Asset impairment charges	—	1,497	1,497
Total restructuring and impairment charges	$17,385	$2,914	$20,299

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2021
	Termination benefits	Other Costs (1)	Total
Respiratory divestiture plan	$2,687	$7	$2,694
2021 Restructuring plan	7,280	77	7,357
2019 Footprint realignment plan	(111)	364	253
2018 Footprint realignment plan	2,335	141	2,476
Other restructuring programs (3)	(429)	2,648	2,219
Total restructuring charges	11,762	3,237	14,999
Asset impairment charges	—	6,739	6,739
Total restructuring and impairment charges	$11,762	$9,976	$21,738

	2020
	Termination benefits	Other Costs (1)	Total
2020 Workforce reduction plan	$8,494	$353	$8,847
2019 Footprint realignment plan	647	895	1,542
2018 Footprint realignment plan	5,565	383	5,948
Other restructuring programs (4)	(72)	838	766
Total restructuring charges	14,634	2,469	17,103
Asset impairment charges	—	21,388	21,388
Total restructuring and impairment charges	$14,634	$23,857	$38,491
(1)Includes facility closure, contract termination and other exit costs.
(2)Includes activity primarily related to a restructuring plan initiated in the first quarter of 2022 that is designed to relocate manufacturing operations at certain of our facilities, the 2014 Footprint realignment plan and the 2020 Workforce reduction plan, a program initiated in the second quarter of 2020.
(3)Includes the 2020 Workforce reduction plan and the 2014 Footprint realignment plan.
(4)Includes activity primarily related to the 2016 and 2014 Footprint realignment plans.
Impairment Charges
For the year ended December 31, 2022, we recorded impairment charges of $1.5 million related to our decision to abandon certain assets. For the year ended December 31, 2021, we recorded impairment charges of $6.7 million related to our decision to abandon intellectual property and other assets primarily associated with our respiratory product portfolio that was not transferred to Medline as part of the Respiratory business divestiture. For the year ended December 31, 2020, we recorded impairment charges of $21.4 million related to our decision to abandon intellectual property and other assets associated with our surgical product portfolio.

Note 6 — Inventories
Inventories at December 31, 2022 and 2021 consist of the following:

	2022	2021
Raw materials	$186,641	$146,433
Work-in-process	98,993	81,503
Finished goods	292,873	249,707
Inventories	$578,507	$477,643

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Property, plant and equipment
The major classes of property, plant and equipment, at cost, at December 31, 2022 and 2021 were as follows:

	2022	2021
Land, buildings and leasehold improvements	$272,578	$285,305
Machinery and equipment	462,447	475,040
Computer equipment and software	192,785	191,605
Construction in progress	76,077	49,782
	1,003,887	1,001,732
Less: Accumulated depreciation	(556,682)	(557,974)
Property, plant and equipment, net	$447,205	$443,758

Note 8 — Goodwill and other intangible assets
Changes in the carrying amount of goodwill, by reportable operating segment, for the years ended December 31, 2022 and 2021 were as follows:

	Americas	EMEA	Asia	OEM	Total
Balance as of December 31, 2020
Goodwill	$2,032,410	$536,228	$237,446	$112,010	$2,918,094
Accumulated impairment losses	(332,128)	—	—	—	(332,128)
	1,700,282	536,228	237,446	112,010	2,585,966
Goodwill disposed	(21,802)	(7,537)	(6,406)	—	(35,745)
Goodwill related to acquisitions	(1,560)	(232)	(163)	—	(1,955)
Translation and other adjustments	(696)	(36,310)	(7,058)	—	(44,064)
Balance as of December 31, 2021	1,676,224	492,149	223,819	112,010	2,504,202
Goodwill related to acquisitions	53,970	7,281	10,169	—	71,420
Translation and other adjustments	899	(30,906)	(8,885)	—	(38,892)
Balance as of December 31, 2022	$1,731,093	$468,524	$225,103	$112,010	$2,536,730
Intangible assets at December 31, 2022 and 2021 consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	2022	2021	2022	2021
Customer relationships	$1,328,539	$1,328,611	$(497,335)	$(441,059)
In-process research and development	27,075	28,158	—	—
Intellectual property	1,599,355	1,440,643	(646,643)	(560,740)
Distribution rights	23,115	23,434	(21,090)	(20,630)
Trade names	564,023	549,269	(71,128)	(59,249)
Non-compete agreements	21,429	22,783	(21,175)	(22,153)
	$3,563,536	$3,392,898	$(1,257,371)	$(1,103,831)
As of December 31, 2022, trade names having a carrying value of $230.3 million are considered indefinite-lived. Acquired IPR&D is indefinite-lived until the completion of the related development project, at which point amortization of the carrying value of the technology will commence.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to intangible assets was $164.1 million, $165.6 million, and $158.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. The estimated annual amortization expense for each of the five succeeding years is as follows:

2023	$167,100
2024	165,000
2025	164,100
2026	161,300
2027	158,100

Note 9 — Leases
We have operating leases for various types of properties, consisting of manufacturing plants, engineering and research centers, distribution warehouses, offices and other facilities, and equipment used in operations. Some leases provide us with an option, exercisable at our sole discretion, to terminate the lease or extend the lease term for one or more years. When measuring assets and liabilities arising from a lease that provides us with an option to extend the lease term, we take into account payments to be made in the optional extension period when it is reasonably certain that we will exercise the option. Total lease cost (all of which related to operating leases) was $30.8 million, $32.6 million and $30.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Maturities of lease liabilities

December 31, 2022
2023	$24,613
2024	21,483
2025	19,884
2026	19,206
2027	18,338
2028 and thereafter	63,242
Total lease payments	166,766
Less: interest	(26,872)
Present value of lease liabilities	$139,894

Supplemental information

	December 31, 2022	December 31, 2021
Total lease liabilities (1)	$139,894	$138,163
Cash paid for amounts included in the measurement of lease liabilities within operating cash flows	$28,308	$29,199
Right of use assets obtained in exchange for operating lease obligations	$25,202	$55,290
Weighted average remaining lease term	7.9 years	7.9 years
Weighted average discount rate	4.2%	3.7%
(1) The current portion of the operating lease liability is included in other current liabilities.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Borrowings
Our borrowings at December 31, 2022 and 2021 were as follows:

	2022	2021
Senior Credit Facility:
Revolving credit facility, at a rate of 5.80% at December 31, 2022, and 1.48% at December 31, 2021, due 2027	$148,250	$141,000
Term loan facility, at a rate of 5.80% at December 31, 2022 and 1.48% at December 31 2021, due 2027	500,000	647,500
4.625% Senior Notes due 2027	500,000	500,000
4.25% Senior Notes due 2028	500,000	500,000
Securitization program, at a rate of 5.11% at December 31, 2022 and 1.00% at December 31, 2021	75,000	75,000
	1,723,250	1,863,500
Less: Unamortized debt issuance costs	(11,727)	(13,398)
	1,711,523	1,850,102
Current portion of borrowings	(87,500)	(110,000)
Long-term borrowings	$1,624,023	$1,740,102
Senior credit facility
On November 4, 2022, we amended and restated our existing credit agreement by entering into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provides for a five-year revolving credit facility of $1.0 billion and a term loan facility of $500.0 million. The obligations under the Credit Agreement are guaranteed (subject to certain exceptions and limitations) by substantially all of our material domestic subsidiaries. The obligations under the Credit Agreement are secured, subject to certain exceptions and limitations, by a lien on substantially all of the assets owned by us and each guarantor. The maturity date of the revolving credit facility and the term loan facility under the Credit Agreement is November 4, 2027.
At our option, loans under the Credit Agreement will bear interest at a rate equal to adjusted Term SOFR plus an applicable margin ranging from 1.125% to 2.00% or at an alternate base rate, which is defined as the highest of (i) the “Prime Rate” in the U.S. last quoted by The Wall Street Journal, (ii) 0.50% above the greater of the federal funds rate and the rate comprised of both overnight federal funds and overnight eurodollar transactions denominated in Dollars and (iii) 1.00% above the Term SOFR Rate for a one month interest period, plus an applicable margin ranging from 0.125% to 1.00%, in each case subject to adjustments based on our total net leverage ratio. Overdue loans will bear interest at the rate otherwise applicable to such loans plus 2.00%.
The obligations to extend credit under the Credit Agreement are subject to customary conditions for transactions of this type.
The Credit Agreement contains customary representations and warranties and covenants that, in each case, subject to certain exceptions, qualifications and thresholds, (a) place limitations on us and our subsidiaries regarding the incurrence of additional indebtedness, additional liens, fundamental changes, dispositions of property, investments and acquisitions, dividends and other restricted payments, transactions with affiliates, restrictive agreements, changes in lines of business and swap agreements, and (b) require us and our subsidiaries to comply with sanction laws and other laws and agreements, to deliver financial information and certain other information and give notice of certain events, to maintain their existence and good standing, to pay their other obligations, to permit the administrative agent and the lenders to inspect their books and property, to use the proceeds of the Credit Agreement only for certain permitted purposes and to provide collateral in the future. Subject to certain exceptions, we are required to maintain a maximum total net leverage ratio of 4.50 to 1.00. We are further required to maintain a minimum interest coverage ratio of 3.50 to 1.00.
We capitalized transaction fees of $4.7 million, including underwriters' discounts and commissions, incurred in connection with the third amendment to the Credit Agreement. Additionally, we recognized a loss on extinguishment of debt of $0.5 million due to the write off of unamortized deferring financing costs.

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
As of November 15, 2022, we became entitled, on one or more occasions, to redeem some or all of the 2027 Notes at a redemption price of 102.313% of the principal amount of the 2027 Notes subject to redemption, declining, in annual increments of 0.771%, to 100% of the principal amount on November 15, 2025, plus accrued and unpaid interest. Prior to November 15, 2022, our redemption rights, which we did not exercise, were subject to different terms.
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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Securitization program
We have an accounts receivable securitization facility under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of Teleflex. Accordingly, the assets of the SPE are not available to satisfy the obligations of Teleflex or any of its subsidiaries. The SPE sells undivided interests in those receivables to an asset backed commercial paper conduit for consideration of up to the maximum available capacity. This facility is utilized from time to time to provide increased flexibility in funding short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of its counterparty to terminate this facility. As of December 31, 2022, we were in compliance with the covenants, and none of the termination events had occurred. As of December 31, 2022 and 2021, we had $75.0 million (the maximum amount available) of outstanding borrowings under our accounts receivable securitization facility.
Fair value of long-term debt
To determine the fair value of our debt for which quoted prices are not available, we use a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. Our implied credit rating is a factor in determining the market interest yield curve. The following table provides the fair value of our debt as of December 31, 2022 and 2021, which is valued based on Level 2 inputs within the hierarchy used to measure fair value (see Note 12 to the consolidated financial statements for further information):

	December 31, 2022	December 31, 2021
Fair value of debt	$1,674,232	$1,893,518
Debt Maturities
As of December 31, 2022, the aggregate amounts of long-term debt, demand loans and debt under our securitization program that will mature during each of the next four years and thereafter were as follows:

2023	$87,500
2024	12,500
2025	25,000
2026	25,000
2027 and thereafter	1,573,250
Supplemental cash flow information

	Year Ended December 31,
	2022	2021	2020
Cash interest paid	$70,918	$73,598	$79,533

Note 11 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flows hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We enter into the non-designated foreign currency forward contracts for periods consistent with the currency exposures, which generally approximate one month. For the years ended December 31, 2022 and 2021, we recognized losses related to non-designated foreign currency forward contracts of $3.0 million and $8.9 million, respectively.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of December 31, 2022 and 2021 was $184.8 million and $149.5 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of December 31, 2022 and 2021 was $152.9 million and $161.2 million, respectively. All open foreign currency forward contracts as of December 31, 2022 have durations of 12 months or less.
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
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI") while the accrued interest is recognized in interest expense in the statement of operations. The following table summarizes the foreign exchange gains and losses recognized within AOCI and the interest benefit recognized within interest expense related to cross currency swap for the year ended December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Foreign exchange gains	$22,399	$34,849
Interest benefit	20,880	19,296
Balance sheet presentation
The following table presents the locations in the consolidated balance sheets and fair value of derivative instruments as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Asset derivatives:
Designated foreign currency forward contracts	$3,154	$1,957
Non-designated foreign currency forward contracts	41	56
Cross-currency interest rate swap	48,503	21,718
Prepaid expenses and other current assets	51,698	23,731
Cross-currency interest rate swap	11,912	9,560
Other assets	11,912	9,560
Total asset derivatives	$63,610	$33,291
Liability derivatives:
Designated foreign currency forward contracts	$983	$993
Non-designated foreign currency forward contracts	477	147
Other current liabilities	1,460	1,140
Total liability derivatives	$1,460	$1,140
See Note 13 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2022, 2021 and 2020, there was no ineffectiveness related to our hedging derivatives.

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
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	Basis of fair value measurement
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Investments in marketable securities	$10,097	$10,097	$—	$—
Derivative assets	63,610	—	63,610	—
Derivative liabilities	1,460	—	1,460	—
Contingent consideration liabilities	44,022	—	—	44,022

	Basis of fair value measurement
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Investments in marketable securities	$19,186	$19,186	$—	$—
Derivative assets	33,291	—	33,291	—
Derivative liabilities	1,140	—	1,140	—
Contingent consideration liabilities	9,814	—	—	9,814
There were no transfers of financial assets or liabilities into or out of Level 3 within the fair value hierarchy during the years ended December 31, 2022 or 2021.
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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingent consideration
Contingent consideration liabilities, which primarily consist of payment obligations that are contingent upon the achievement of revenue-based goals, but also can be based on other milestones such as regulatory approvals, are remeasured to fair value each reporting period using assumptions including revenue growth rates (based on internal operational budgets and long-range strategic plans), revenue volatility, discount rates, probability of payment and projected payment dates.
We determine the fair value of certain contingent consideration liabilities using a Monte Carlo simulation (which involves a simulation of future revenues during the earn-out period using management's best estimates) or discounted cash flow analysis. Increases in projected revenues, estimated cash flows and probabilities of payment may result in significantly higher fair value measurements; decreases in these items may have the opposite effect. Increases in the discount rates in periods prior to payment may result in significantly lower fair value measurements and decreases in the discount rates may have the opposite effect. As of December 31, 2022, the maximum amount we could be required to pay under the contingent consideration arrangements related to the Standard Bariatrics acquisition was $130.0 million.
The table below provides additional information regarding the valuation technique and inputs used in determining the fair value of our significant contingent consideration liabilities.

Contingent Consideration Liability	Valuation Technique	Unobservable Input
Revenue-based
	Monte Carlo simulation	Revenue volatility	31.8%
		Risk free rate	Cost of debt structure
		Projected year of payment	2024 - 2026
The following table provides information regarding changes in our contingent consideration liabilities for the years ended December 31, 2022 and 2021:

	Contingent consideration
	2022	2021
Beginning balance – January 1	$9,814	$36,633
Initial estimate upon acquisition	38,800	—
Payments	(6,975)	(31,678)
Revaluations and other adjustments	2,350	4,895
Translation adjustment	33	(36)
Ending balance – December 31	$44,022	$9,814

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
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner except that the weighted average number of shares is increased to include dilutive securities. The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	2022	2021	2020
Basic	46,898	46,774	46,488
Dilutive effect of share based awards	411	653	799
Diluted	47,309	47,427	47,287
Weighted average shares that were antidilutive and therefore excluded from the calculation of diluted earnings per share were 0.5 million for the year ended December 31, 2022, and 0.1 million for the years ended December 31, 2021 and 2020.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provides information relating to the changes in accumulated other comprehensive income (loss), net of tax, for each of the years ended December 31, 2022 and 2021:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(482)	$(150,257)	$(146,559)	$(297,298)
Other comprehensive income (loss) before reclassifications	351	6,192	(63,191)	(56,648)
Amounts reclassified from accumulated other comprehensive income	1,212	5,775	—	6,987
Net current-year other comprehensive income (loss)	1,563	11,967	(63,191)	(49,661)
Balance at December 31, 2021	1,081	(138,290)	(209,750)	(346,959)
Other comprehensive income (loss) before reclassifications	7,179	(2,606)	(62,904)	(58,331)
Amounts reclassified from accumulated other comprehensive income	(3,329)	5,097	—	1,768
Net current-year other comprehensive income (loss)	3,850	2,491	(62,904)	(56,563)
Balance at December 31, 2022	$4,931	$(135,799)	$(272,654)	$(403,522)
The following table provides information relating to the (gains) losses recognized in the statements of income including the reclassifications of losses (gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
(Gains) losses on designated foreign exchange forward contracts:
Cost of goods sold	$(3,532)	$1,150	$2,354
Total before tax	(3,532)	1,150	2,354
Taxes expense (benefit)	203	62	(240)
Net of tax	$(3,329)	$1,212	$2,114
Amortization of pension and other postretirement benefits items:
Actuarial losses (1)	$7,660	$8,543	$7,253
Prior-service credits (1)	(1,017)	(1,012)	33
Total before tax	6,643	7,531	7,286
Tax benefit	(1,546)	(1,756)	(1,701)
Net of tax	$5,097	$5,775	$5,585
Impact on income from continuing operations, net of tax	$1,768	$6,987	$7,699
(1)These accumulated other comprehensive (loss) income components are included in the computation of net benefit cost of pension and other postretirement benefit plans (see Note 16 for additional information).

Note 14 — Stock compensation plans
In May 2014, our stockholders approved the Teleflex Incorporated 2014 Stock Incentive Plan (the "Plan"). The Plan provides for several different kinds of awards, including stock options, stock appreciation rights, stock awards and other stock-based awards to directors, officers and key employees. Under the Plan, we are authorized to issue up to 5.3 million shares of common stock, subject to adjustment in accordance with special share counting rules in the Plan. Options granted under the Plan have an exercise price equal to the closing price of the common stock on the date of the grant. In 2022, we granted, under the Plan, non-qualified options to purchase 156,918 shares of common stock and granted restricted stock units relating to 85,780 shares of common stock under the Plan. We also granted performance share units (“PSUs”), as described in the following paragraph.
In 2018, we began granting PSUs to specified senior managers. The PSUs are designed to provide further incentive to our senior management with respect to the achievement of our long term financial objectives. The PSU component of the equity incentive program is designed to provide shares of our common stock to the holder based upon our achievement of certain financial performance criteria during a designated performance period of three years. The number of shares to be awarded under the PSUs granted are subject to modification based upon our

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total stockholder return relative to a designated group of public companies. Assuming target performance is achieved, a total of 25,131 shares of common stock would be issuable in respect of the PSUs granted and a maximum of 62,927 shares would be issuable in respect of such PSUs upon achievement of maximum performance levels.The following table summarizes the share-based compensation activity:

	2022	2021	2020
Share-based compensation expense	$27,224	$22,937	$20,739
Total income tax benefit recognized for share-based compensation arrangements	6,824	10,912	21,958
Net excess tax benefit	1,292	6,355	17,549

The unrecognized compensation expense for all awards granted in 2022 as of the grant date was $45.0 million, which will be recognized over the vesting period of the awards. As of December 31, 2022, 2,843,121 shares were available for future grants under the Plan.
Option Awards
The fair value of options granted in 2022, 2021 and 2020 was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used:

	2022	2021	2020
Risk-free interest rate	1.56%	0.67%	1.16%
Expected life of option	5.03 years	5.01 years	5.00 years
Expected dividend yield	0.41%	0.34%	0.39%
Expected volatility	30.09%	30.03%	23.98%
The following table summarizes the option activity during 2022:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
Outstanding, beginning of the year	1,107,999	$214.13
Granted	156,918	330.03
Exercised	(27,518)	95.07
Forfeited or expired	(8,551)	359.54
Outstanding, end of the year	1,228,848	230.58	4.77	$66,774
Exercisable, end of the year	990,842	$201.19	3.84	$66,746
The weighted average grant date fair value for options granted during 2022, 2021 and 2020 was $88.92, $103.87 and $74.60, respectively. The total intrinsic value of options exercised during 2022, 2021 and 2020 was $5.0 million, $27.4 million and $77.9 million, respectively.
We recorded $10.3 million of expense related to options during 2022, which is included in cost of goods sold or selling, general and administrative expenses. As of December 31, 2022, the unamortized share-based compensation cost related to non-vested stock options, net of expected forfeitures, was $12.2 million, which is expected to be recognized over a weighted-average period of 1.65 years. Authorized but unissued shares of our common stock are issued upon exercises of options.
Stock Awards
The fair value of PSUs granted were determined using a Monte Carlo simulation valuation model. The grant date fair value for the 2022 awards was $301.00.
The fair value for restricted stock units granted in 2022, 2021 and 2020 was estimated at the date of grant based on the market price for the underlying stock on the grant date discounted for the risk free interest rate and the present value of expected dividends over the vesting period. The following weighted-average assumptions were

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used:

	2022	2021	2020
Risk-free interest rate	1.57%	0.28%	1.07%
Expected dividend yield	0.42%	0.34%	0.38%
The following table summarizes the non-vested restricted stock unit activity during 2022:

	Number of Non-Vested Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of the year	135,378	$343.89
Granted	85,780	323.35
Vested	(51,831)	290.75
Forfeited	(21,359)	352.06
Outstanding, end of the year	147,968	$349.42	1.5	$36,970
We issued 85,780, 59,210 and 52,464 of non-vested restricted stock units in 2022, 2021 and 2020, respectively, the majority of which provide for vesting as to all underlying shares on the third anniversary of the grant date. The weighted average grant-date fair value for non-vested restricted stock units granted during 2022, 2021 and 2020 was $323.35, $398.59 and $344.70, respectively.
We recorded $15.7 million of expense related to stock awards during 2022, which is included in cost of goods sold or selling, general and administrative expenses. As of December 31, 2022, the unamortized share-based compensation cost related to non-vested restricted stock units, net of estimated forfeitures, was $21.2 million, which is expected to be recognized over a weighted-average period of 1.5 years. We use treasury stock to provide shares of common stock in connection with vesting of the stock awards.

Note 15 — Income taxes
The following table summarizes the components of the provision for income taxes from continuing operations:

	2022	2021	2020
Current:
Federal	$32,798	$134,336	$11,148
State	8,747	16,970	9,644
Non-U.S.	56,442	35,399	35,042
Deferred:
Federal	(27,528)	(85,272)	(9,475)
State	10,116	(16,933)	(13,734)
Non-U.S.	2,428	(10,151)	(10,694)
	$83,003	$74,349	$21,931
At December 31, 2022, the cumulative unremitted earnings of subsidiaries outside the U.S. that are considered non-permanently reinvested and for which taxes have been provided approximated $1.1 billion. At December 31, 2022, the cumulative unremitted earnings of subsidiaries outside the U.S. that are considered permanently reinvested approximated $1.2 billion. Earnings considered permanently reinvested are expected to be reinvested indefinitely and, as a result, no additional deferred tax liability has been recognized with regard to these earnings. It is not practical to determine the deferred income tax liability on these earnings if, in the future, they are remitted to the U.S. because the income tax liability to be incurred, if any, is dependent on circumstances existing when remittance occurs.

The following table summarizes the U.S. and non-U.S. components of income from continuing operations before taxes:

	2022	2021	2020
U.S.	$164,151	$209,231	$233,034
Non-U.S.	281,768	350,237	124,698
	$445,919	$559,468	$357,732
Reconciliations between the statutory federal income tax rate and the effective income tax rate are as follows:

	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
Tax effect of international items	(4.6)	(6.0)	(5.3)
Foreign merger - deferred taxes	—	—	—
Excess tax benefits related to share-based compensation	(0.3)	(1.1)	(4.9)
State taxes, net of federal benefit	3.4	0.1	(0.3)
Uncertain tax contingencies	(0.4)	(0.1)	(0.5)
Contingent consideration	0.1	0.2	(2.2)
Intellectual property impairment charge	—	—	(1.2)
Research and development tax credit	(1.0)	(0.8)	(1.1)
Other, net	0.5	—	0.6
	18.6%	13.3%	6.1%
The effective income tax rate for 2022 was 18.6% compared to 13.3% for 2021. The effective income tax rate for 2022 reflects tax expense resulting from a deferred charge relating to the 2022 Restructuring Plan and from a U.S. law effective in 2022 requiring capitalization of certain research and development expenditures. The effective income tax rate for 2021 reflects tax expense associated with the Respiratory business divestiture. Additionally, the effective tax rates for both 2022 and 2021 reflect a net excess tax benefit related to share-based compensation and a tax benefit from research and development tax credits.
We are routinely subject to examinations by various taxing authorities. In conjunction with these examinations and as a regular practice, we establish and adjust reserves with respect to its uncertain tax positions to address developments related to those positions. We realized a net benefit of $2.0 million, $0.8 million and $1.7 million in 2022, 2021 and 2020 respectively, as a result of reducing our reserves with respect to uncertain tax positions, principally due to the expiration of a number of applicable statutes of limitations.

The following table summarizes significant components of our deferred tax assets and liabilities at December 31, 2022 and 2021:

	2022	2021
Deferred tax assets:
Tax loss and credit carryforwards	$110,857	$168,113
Lease Liabilities	32,339	32,127
Pension	1,163	350
Reserves and accruals	64,498	64,421
Other	24,013	4,379
Less: valuation allowances	(91,531)	(143,177)
Total deferred tax assets	141,339	126,213
Deferred tax liabilities:
Property, plant and equipment	25,427	24,479
Intangibles — stock acquisitions	379,298	352,139
Unremitted non-U.S. earnings	67,833	73,385
Lease Assets	32,339	32,127
Other	18,926	7,387
Total deferred tax liabilities	523,823	489,517
Net deferred tax liability	$(382,484)	$(363,304)
Under the tax laws of various jurisdictions in which we operate, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward, subject to statutory limitations, to reduce taxable income or taxes payable in a future tax year. At December 31, 2022, the tax effect of such carryforwards approximated $110.9 million. Of this amount, $16.0 million has no expiration date, $20.1 million expires after 2022 but before the end of 2027 and $74.8 million expires after 2027. A portion of these carryforwards consists of tax losses and credits obtained by us as a result of acquisitions; the utilization of these carryforwards is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code, which limits a company’s ability to deduct prior net operating losses following a more than 50 percent change in ownership. It is not expected that the Section 382 limitation will prevent us ultimately from utilizing the applicable loss carryforwards. The determination of state net operating loss carryforwards is dependent upon the U.S. subsidiaries’ taxable income or loss, the state’s proportion of each subsidiary's taxable net income and the application of state laws, which can change from year to year and impact the amount of such carryforward.
The valuation allowance for deferred tax assets of $91.5 million and $143.2 million at December 31, 2022 and 2021, respectively, relates principally to the uncertainty of our ability to utilize certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with applicable accounting standards, which require that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.
Uncertain Tax Positions: The following table is a reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Balance at January 1	$6,105	$7,230	$7,561
Increase in unrecognized tax benefits related to prior years	215	—	1,286
Decrease in unrecognized tax benefits related to prior years	(761)	—	—
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(1,117)	(956)	(1,864)
(Decrease) increase in unrecognized tax benefits due to foreign currency translation	(182)	(169)	247
Balance at December 31	$4,260	$6,105	$7,230
The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the effective tax rate for continuing operations, were $2.7 million at December 31, 2022.

We accrue interest and penalties associated with unrecognized tax benefits in income tax expense in the consolidated statements of income, and the corresponding liability is included in the consolidated balance sheets. The net interest expense (benefit) and penalties reflected in income from continuing operations for the year ended December 31, 2022 was $0.2 million and $(0.2) million, respectively; for the year ended December 31, 2021 was $0.2 million and $(0.3) million, respectively; and for the year ended December 31, 2020 was $0.2 million and $(0.5) million, respectively. The liabilities in the consolidated balance sheets for interest and penalties at December 31, 2022 were $0.6 million and $1.5 million, respectively, and at December 31, 2021 were $0.8 million and $1.8 million, respectively.
The taxable years for which the applicable statute of limitations remains open by major tax jurisdictions are as follows:

	Beginning	Ending
U.S.	2019	2022
Canada	2018	2022
China	2017	2022
Czech Republic	2019	2022
France	2019	2022
Germany	2011	2022
India	2002	2022
Ireland	2018	2022
Italy	2017	2022
Malaysia	2015	2022
Singapore	2018	2022
We are routinely subject to income tax examinations by various taxing authorities. As of December 31, 2022, the most significant tax examinations in process were in Ireland, Germany and France. The date at which these examinations may be concluded and the ultimate outcome of the examinations are uncertain. As a result of the uncertain outcome of these ongoing examinations, future examinations or the expiration of statutes of limitation, it is reasonably possible that the related unrecognized tax benefits for tax positions taken could materially change from those recorded as liabilities at December 31, 2022. Due to the potential for resolution of certain examinations, and the expiration of various statutes of limitations, it is reasonably possible that our unrecognized tax benefits may change within the next year by a range of zero to $2.0 million.
Supplemental cash flow information

	Year Ended December 31,
	2022	2021	2020
Income taxes paid, net of refunds	$162,046	$108,609	$77,163

Note 16 — Pension and other postretirement benefits
We have a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. Our funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves. As of December 31, 2022, no further benefits are being accrued under the U.S. defined benefit pension plans and the other postretirement benefit plans, other than certain postretirement benefit plans covering employees subject to a collective bargaining agreement.
Teleflex and certain of our subsidiaries provide medical, dental and life insurance benefits to pensioners or their survivors. The associated plans are unfunded and approved claims are paid from our funds.

The following table provides information regarding the components of the net benefit (income) expense of the pension and postretirement benefit plans for the years ended December 31, 2022, 2021 and 2020:

	Pension			Other Benefits
	2022	2021	2020	2022	2021	2020
Service cost	$1,346	$1,467	$1,416	$—	$—	$—
Interest cost	10,776	9,272	12,827	477	418	902
Expected return on plan assets	(25,776)	(30,726)	(31,650)	—	—	—
Net amortization and deferral	7,900	8,589	7,447	(1,258)	(1,058)	(161)
Net benefit (income) expense	$(5,754)	$(11,398)	$(9,960)	$(781)	$(640)	$741
Net benefit (income) expense is primarily included in selling, general and administrative expenses within the consolidated statements of income.
The following table provides the weighted average assumptions for U.S. and foreign plans used in determining net benefit cost:

	Pension			Other Benefits
	2022	2021	2020	2022	2021	2020
Discount rate	2.8%	2.5%	3.2%	2.7%	2.3%	3.1%
Rate of return	5.6%	6.7%	7.5%
Initial healthcare trend rate				6.4%	6.8%	7.0%
Ultimate healthcare trend rate				4.5%	4.5%	5.0%
The following table provides summarized information with respect to the pension and postretirement benefit plans, measured as of December 31, 2022 and 2021:

	Pension		Other Benefits
	2022	2021	2022	2021
Benefit obligation, beginning of year	$474,674	$501,347	$26,804	$31,921
Service cost	1,346	1,467	—	—
Interest cost	10,776	9,272	477	418
Actuarial (gain) loss	(104,558)	(13,567)	(6,223)	(2,288)
Currency translation	(3,030)	(1,726)	—	—
Benefits paid	(21,472)	(21,138)	(2,491)	(3,303)
Medicare Part D reimbursement	—	—	53	56
Administrative costs	(979)	(981)	—	—
Projected benefit obligation, end of year	356,757	474,674	18,620	26,804
Fair value of plan assets, beginning of year	469,793	457,626
Actual return on plan assets	(89,506)	22,124
Contributions	1,464	12,159
Benefits paid	(21,472)	(21,138)
Administrative costs	(979)	(981)
Currency translation	(2,030)	3
Fair value of plan assets, end of year	357,270	469,793
Funded status, end of year	$513	$(4,881)	$(18,620)	$(26,804)

The actuarial gain for pension for the year ended December 31, 2022 was primarily due to an increase in the discount rate used to measure the obligation. The actuarial gain for pension for the year ended December 31, 2021 was primarily due to an increase in the discount rate used to measure the obligation, partially offset by decreases from changes in census data and mortality assumptions.

The accumulated benefit obligations (ABO) and the projected benefit obligations (PBO) for plans with ABO and PBO in excess of plan assets were $345.5 million and $346.0 million, respectively, at December 31, 2022 and $456.0 million and $456.6 million respectively, at December 31, 2021. The fair value of plan assets for plans with PBO and ABO in excess of plan assets were $345.7 million and $449.8 million, respectively, at December 31, 2022 and December 31, 2021, respectively.
The following table sets forth the amounts recognized in the consolidated balance sheet with respect to the pension and postretirement plans:

	Pension		Other Benefits
	2022	2021	2022	2021
Other assets	$16,870	$17,827	$—	$—
Payroll and benefit-related liabilities	(1,408)	(1,602)	(2,175)	(2,725)
Pension and postretirement benefit liabilities	(14,949)	(21,106)	(16,445)	(24,079)
Accumulated other comprehensive loss (gain)	219,555	218,139	(7,812)	(2,847)
	$220,068	$213,258	$(26,432)	$(29,651)
The following tables set forth the amounts recognized in accumulated other comprehensive income with respect to the plans:

	Pension
	Prior Service Cost	Net (Gain) or Loss	Deferred Taxes	Accumulated Other Comprehensive Loss, Net of Tax
Balance at December 31, 2020	$205	$232,335	$(80,657)	$151,883
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(5)	(8,584)	1,999	(6,590)
Amounts arising during the period:
Actuarial changes in benefit obligation	—	(4,965)	1,148	(3,817)
Impact of currency translation	—	(847)	237	(610)
Balance at December 31, 2021	200	217,939	(77,273)	140,866
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	—	(7,900)	1,832	(6,068)
Amounts arising during the period:
Actuarial changes in benefit obligation	—	10,724	(2,271)	8,453
Impact of currency translation	—	(1,408)	365	(1,043)
Balance at December 31, 2022	$200	$219,355	$(77,347)	$142,208

	Other Benefits
	Prior Service Cost	Net (Gain) or Loss	Deferred Taxes	Accumulated Other Comprehensive Loss, Net of Tax
Balance at December 31, 2020	$(4,669)	$3,052	$(9)	$(1,626)
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	1,017	41	(243)	815
Amounts arising during the period:
Actuarial changes in benefit obligation	—	(2,288)	523	(1,765)
Balance at December 31, 2021	(3,652)	805	271	(2,576)
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	1,017	241	(287)	971
Amounts arising during the period:
Actuarial changes in benefit obligation	—	(6,223)	1,419	(4,804)
Balance at December 31, 2022	$(2,635)	$(5,177)	$1,403	$(6,409)
The following table provides the weighted average assumptions for U.S. and foreign plans used in determining benefit obligations:

	Pension		Other Benefits
	2022	2021	2022	2021
Discount rate	5.1%	2.8%	5.1%	2.7%
Rate of compensation increase	3.0%	2.8%
Initial healthcare trend rate			5.9%	6.0%
Ultimate healthcare trend rate			4.5%	4.5%
The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the pension and other benefit obligations. The weighted average discount rates for U.S. pension plans and other benefit plans of 5.20% and 5.13%, respectively, were established by comparing the projection of expected benefit payments to the AA Above Median yield curve as of December 31, 2022. The expected benefit payments are discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, we extend the curve assuming that the discount rate derived in year 30 is extended to the end of the plan’s payment expectations. Once the present value of the string of benefit payments is established, we determine the single rate on the yield curve that, when applied to all obligations of the plan, will exactly match the previously determined present value.
As part of the evaluation of pension and other postretirement assumptions, we applied assumptions for mortality and healthcare cost trends that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, we used generational tables that take into consideration increases in plan participant longevity.
Our assumption for the expected return on plan assets is primarily based on the determination of an expected return for its current portfolio. This determination is made using assumptions for return and volatility of the portfolio. Asset class assumptions are set using a combination of empirical and forward-looking analysis. To the extent historical results have been affected by unsustainable trends or events, the effects of those trends are quantified and removed. We apply a variety of models for filtering historical data and isolating the fundamental characteristics of asset classes. These models provide empirical return estimates for each asset class, which are then reviewed and combined with a qualitative assessment of long term relationships between asset classes before a return estimate is finalized. The qualitative analysis is intended to provide an additional means for addressing the effect of unrealistic or unsustainable short-term valuations or trends, resulting in return levels and behavior we believe are more likely to prevail over long periods. Effective in 2022, we changed the expected return on plan assets of the U.S. pension plans from 5.80% to 7.40% due to modifications to the investment strategy in order to reflect expected return assumptions based on recent capital market movements.

The accumulated benefit obligation for all U.S. and foreign defined benefit pension plans was $356.3 million and $474.1 million for 2022 and 2021, respectively. All of the pension plans had accumulated benefit obligations in excess of their respective plan assets as of December 31, 2022 and 2021, with the exception of one foreign plan that had plan assets of $0.8 million and $2.0 million in excess of the accumulated benefit obligation as of December 31, 2022 and 2021, respectively.
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
The following table provides the fair values of the pension plan assets at December 31, 2022 by asset category:

	Fair Value Measurements
Asset Category (a)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$769	$769	—	—
Money market funds	13	13	—	—
Equity securities:
Managed volatility (b)	46,721	46,721	—	—
U.S. small/mid-cap equity (c)	6,054	6,054	—	—
World equity (excluding U.S.) (d)	28,159	28,159	—	—
Fixed income securities:
Intermediate duration fund (e)	105,865	105,865	—	—
Long duration bond fund (f)	87,018	87,018	—	—
Corporate bond fund (g)	6,092	6,092	—	—
Emerging markets debt fund (h)	6,284	6,284	—	—
Corporate, government and foreign bonds	58,572	—	$58,572	—
Absolute return credit fund (i)	427	—	427	—
Asset backed – home loans	153	—	153	—
Other types of investments:
Structured credit (j)	29	29		—
Contract with insurance company (k)	11,114	—	—	$11,114
Total investments at fair value	$357,270	$287,004	$59,152	$11,114
Total	$357,270

The following table provides the fair values of the pension plan assets at December 31, 2021 by asset category:

	Fair Value Measurements
Asset Category (a)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$923	$923	—	—
Money market funds	6	6	—	—
Equity securities:
Managed volatility (b)	57,252	57,252	—	—
U.S. small/mid-cap equity (c)	7,532	7,532	—	—
World equity (excluding U.S.) (d)	34,287	34,287	—	—
Fixed income securities:
Intermediate duration fund (e)	101,363	101,363	—	—
Long duration bond fund (f)	171,919	171,919	—	—
Corporate bond fund (g)	7,607	7,607	—	—
Emerging markets debt fund (h)	7,605	7,605	—	—
Corporate, government and foreign bonds	50,599	50,599	—	—
Absolute return credit fund (i)	671	—	$671	—
Asset backed – home loans	208	—	208	—
Other types of investments:
Contract with insurance company (k)	19,130	—	—	$19,130
Other	3	—	—	3
Total investments at fair value	$459,105	$439,093	$879	$19,133
Investments measured at Net asset value (l)	10,688
Total	$469,793
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
(j)This category comprises a fund that invests primarily in collateralized debt obligations and other structured credit vehicles and may include fixed income securities, loan participations, credit-linked notes, medium-term notes, pooled investment vehicles and derivative instruments.
(k)This category comprises the asset established out of an agreement to purchase a bulk-annuity policy from an insurer to fully cover the liabilities for members of the pension plan. The asset value is based on the fair value of the contract as determined by the insurance company using inputs that are not observable.
(l)This category comprises pooled institutional investments, primarily collective investment trusts. These funds are not listed on an exchange or traded in an active market and these investments are valued using their net asset value, which is generally based on the underlying asset values of the pooled investments held in the trusts. This category comprises the following funds:
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
Our contributions to U.S. and foreign pension plans during 2023 are expected to be approximately $1.4 million. Contributions to postretirement healthcare plans during 2023 are expected to be approximately $2.2 million.
The following table provides information about the expected benefit payments under its U.S. and foreign plans for each of the five succeeding years and the aggregate of the five years thereafter, net of the annual average Medicare Part D subsidy of approximately $0.1 million:

	Pension	Other Benefits
2023	$23,081	$2,174
2024	23,445	2,014
2025	23,934	1,986
2026	24,564	1,783
2027	24,940	1,576
Years 2028 — 2032	127,978	6,509
We maintain a number of defined contribution savings plans covering eligible U.S. and non-U.S. employees. We partially match employee contributions. Costs related to these plans were $24.3 million, $23.2 million and $21.7 million for 2022, 2021 and 2020, respectively.

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
Remediation activities vary substantially in duration and cost from site to site. The nature of these activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At December 31, 2022 and 2021, we have recorded $2.5 million and $2.0 million, respectively, in accrued liabilities and $3.2 million and $4.1 million, respectively in other liabilities relating to these matters. Considerable uncertainty exists with respect to these liabilities, and if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of December 31, 2022. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.

Legal matters: We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment, environmental and other matters. As of December 31, 2022 and 2021, we have recorded accrued liabilities of $0.5 million and $0.2 million, respectively, in connection with such contingencies, representing our best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters.
In August 2022, the U.S. Department of Justice through the United States Attorney’s Office for the Northern District of Georgia (collectively, the “DOJ”) closed the Civil Investigative Demand (a “CID”) of one of our subsidiaries, NeoTract, Inc., under the civil False Claims Act, 31 U.S.C. §3729. The CID, which began in 2020, related to the DOJ’s investigation of a single NeoTract customer and certain rebate programs offered to that customer in addition to communications and activities occurring both prior to our acquisition of NeoTract in October 2017 and thereafter. As part of the investigation the DOJ also opened an investigation into NeoTract’s operations broadly.
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
To date, we have remitted payment for the requested amounts of the increased tariffs, and we believe this to be the final action required to close the case. However, we have not received confirmation from the Chinese authorities that the case is closed and as a result, it remains possible that they may request payment for penalties and interest in the future. We believe the range of penalties could be between 30% and 200% of the increased tariff amount or between $3 million and $20 million.
In 2015, the Italian parliament enacted legislation that, among other things, imposed a “payback” measure on medical device companies that supply goods and services to the Italian National Healthcare System. Under the measure, companies are required to make payments to the Italian government if medical device expenditures in a given year exceed regional expenditure ceilings established for that year. The payment amounts are calculated based on the amount by which the regional ceilings for the given year were exceeded. Considerable uncertainty exists related to the enforceability of and implementation process for the payback law. In response to decrees issued by the Italian Ministry of Health, the various Italian regions issued invoices to medical device companies, including Teleflex, under the payback measure in the fourth quarter of 2022 seeking payment with respect to excess expenditures for the years 2015 through 2018. Following the issuance of the invoices, we and numerous other medical device companies filed appeals with the Italian administrative courts challenging the enforceability of the payback measure, which appeals remain pending. As of December 31, 2022, our reserve for this matter is $10.9 million, $2.6 million of which was recorded as a reduction of revenue for 2022. If the payback was to ultimately be enforced in its existing form, we estimate that we would be required to remit payments in excess of our current reserve of up to $23.0 million.

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
The following tables present our segment results for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Americas	$1,653,724	$1,659,309	$1,465,035
EMEA	558,373	606,807	584,859
Asia	306,320	297,766	267,016
OEM	272,624	245,681	220,246
Net revenues	$2,791,041	$2,809,563	$2,537,156

	Year Ended December 31,
	2022	2021	2020
Americas	$452,030	$424,225	$401,391
EMEA	42,465	94,865	81,348
Asia	82,786	84,648	51,238
OEM	65,379	56,210	44,852
Total segment operating profit (1)	642,660	659,948	578,829
Unallocated expenses (2)	(142,935)	(31,853)	(155,761)
Income from continuing operations before interest, loss on extinguishment of debt and taxes	$499,725	$628,095	$423,068
(1) Segment operating profit includes segment net revenues from external customers reduced by its standard cost of goods sold, adjusted for fixed manufacturing cost absorption variances, selling, general and administrative expenses, research and development expenses and an allocation of corporate expenses. Commencing on January 1, 2022, all corporate expenses are allocated amongst the segments in proportion to the respective amounts of net revenues. The change in the measure of segment operating profit does not impact period over period comparability because the change was immaterial. For the year ended December 31, 2021, corporate expenses were allocated among the segments in proportion to the respective amounts of one of several items (such as sales, numbers of employees, and amount of time spent), depending on the category of expense involved.
(2) Unallocated expenses primarily include manufacturing variances other than fixed manufacturing cost absorption variances, restructuring and impairment charges and gain on sale of business.

	Year Ended December 31,
	2022	2021	2020
Americas	$162,898	$164,102	$151,111
EMEA	39,957	45,022	47,012
Asia	10,107	11,140	13,594
OEM	17,628	17,098	15,535
Consolidated depreciation and amortization	$230,590	$237,362	$227,252

Geographic data
The following tables provide total net revenues and total net property, plant and equipment by geographic region for the years ended December 31, 2022, 2021 and 2020 and as of December 31, 2022 and 2021, respectively.

	Year Ended December 31,
	2022	2021	2020
Net revenues (based on selling location):
U.S.	$1,786,467	$1,769,488	$1,567,144
Europe	622,343	665,000	646,577
Asia Pacific	270,749	263,022	230,267
All other	111,482	112,053	93,168
	$2,791,041	$2,809,563	$2,537,156

		As of December 31,
Net property, plant and equipment:		2022	2021
U.S.		$193,618	$206,876
Malaysia		73,441	72,541
Mexico		82,334	69,471
All other		97,812	94,870
		$447,205	$443,758

TELEFLEX INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Year	(Reversals) additions Charged to Income	Accounts Receivable Write-offs	Translation and Other	Balance at End of Year
December 31, 2022	$10,799	$(786)	$(1,750)	$299	$8,562
December 31, 2021	$12,875	$1,542	$(3,001)	$(617)	$10,799
December 31, 2020	$9,055	$3,798	$(1,336)	$1,358	$12,875
DEFERRED TAX ASSET VALUATION ALLOWANCE

	Balance at Beginning of Year	Additions Charged to Expense	Reductions Credited to Expense	Translation and Other	Balance at End of Year
December 31, 2022	$143,177	$8,489	$(59,520)	$(615)	$91,531
December 31, 2021	$155,008	$7,770	$(15,384)	$(4,217)	$143,177
December 31, 2020	$119,233	$30,640	$(59)	$5,194	$155,008