Form 10-Q
period 2023-04-02
TELEFLEX INC
filed 2023-05-04
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 02, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The registrant had 46,971,703 shares of common stock, par value $1.00 per share, outstanding as of May 2, 2023 .

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 2, 2023

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	April 2, 2023	March 27, 2022
	(Dollars and shares in thousands, except per share)
Net revenues	$710,932	$641,715
Cost of goods sold	319,552	295,482
Gross profit	391,380	346,233
Selling, general and administrative expenses	232,716	203,932
Research and development expenses	41,469	36,360
Restructuring and impairment charges	2,221	2,405
Income from continuing operations before interest and taxes	114,974	103,536
Interest expense	18,337	10,418
Interest income	(843)	(222)
Income from continuing operations before taxes	97,480	93,340
Taxes on income from continuing operations	20,184	15,973
Income from continuing operations	77,296	77,367
Operating loss from discontinued operations	(711)	(294)
Tax benefit on operating loss from discontinued operations	(163)	(68)
Loss from discontinued operations	(548)	(226)
Net income	$76,748	$77,141
Earnings per share:
Basic:
Income from continuing operations	$1.65	$1.65
Loss from discontinued operations	(0.02)	—
Net income	$1.63	$1.65
Diluted:
Income from continuing operations	$1.63	$1.63
Loss from discontinued operations	(0.01)	—
Net income	$1.62	$1.63
Weighted average common shares outstanding
Basic	46,949	46,876
Diluted	47,285	47,402
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	April 2, 2023	March 27, 2022
	(Dollars in thousands)
Net income	$76,748	$77,141
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $2,970 and $(1,136) for the three months periods, respectively	18,570	(23,329)
Pension and other postretirement benefit plans adjustment, net of tax of $(354) and $(499) for the three months periods, respectively	1,213	1,586
Derivatives qualifying as hedges, net of tax of $120 and $(30) for the three months periods, respectively	2,408	457
Other comprehensive income (loss), net of tax:	22,191	(21,286)
Comprehensive income	$98,939	$55,855
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 2, 2023	December 31, 2022
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$264,138	$292,034
Accounts receivable, net	410,020	408,834
Inventories	614,106	578,507
Prepaid expenses and other current assets	134,948	125,084
Prepaid taxes	4,842	6,524
Total current assets	1,428,054	1,410,983
Property, plant and equipment, net	458,861	447,205
Operating lease assets	126,773	131,211
Goodwill	2,547,840	2,536,730
Intangible assets, net	2,269,535	2,306,165
Deferred tax assets	6,479	6,402
Other assets	80,380	89,367
Total assets	$6,917,922	$6,928,063
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$87,500	$87,500
Accounts payable	136,239	126,807
Accrued expenses	123,451	140,644
Payroll and benefit-related liabilities	102,081	133,092
Accrued interest	16,862	5,332
Income taxes payable	30,176	24,736
Other current liabilities	79,403	63,381
Total current liabilities	575,712	581,492
Long-term borrowings	1,549,474	1,624,023
Deferred tax liabilities	388,185	388,886
Pension and postretirement benefit liabilities	30,924	31,394
Noncurrent liability for uncertain tax positions	6,464	5,805
Noncurrent operating lease liabilities	115,838	120,437
Other liabilities	141,072	154,058
Total liabilities	2,807,669	2,906,095
Commitments and contingencies
Total shareholders' equity	4,110,253	4,021,968
Total liabilities and shareholders' equity	$6,917,922	$6,928,063
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 2, 2023	March 27, 2022
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$76,748	$77,141
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	548	226
Depreciation expense	18,287	17,317
Intangible asset amortization expense	41,540	40,597
Deferred financing costs and debt discount amortization expense	846	1,048
Changes in contingent consideration	2,447	(30)
Assets impairment charges	—	1,497
Stock-based compensation	7,015	5,302
Deferred income taxes, net	2,092	409
Interest benefit on swaps designated as net investment hedges	(5,108)	(4,848)
Other	(427)	(2,093)
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	1,339	(27,805)
Inventories	(30,099)	(19,852)
Prepaid expenses and other assets	2,752	4,830
Accounts payable, accrued expenses and other liabilities	(40,856)	(36,978)
Income taxes receivable and payable, net	7,225	5,341
Net cash provided by operating activities from continuing operations	84,349	62,102
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(21,835)	(13,078)
Proceeds from sale of business and assets	—	262
Payments for businesses and intangibles acquired, net of cash acquired	(64)	—
Net cash used in investing activities from continuing operations	(21,899)	(12,816)
Cash flows from financing activities of continuing operations:
Reduction in borrowings	(75,125)	—
Net payments from share based compensation plans and related tax impacts	(2,433)	(4,941)
Payments for contingent consideration	(64)	(73)
Dividends paid	(15,969)	(15,946)
Net cash used in financing activities from continuing operations	(93,591)	(20,960)
Cash flows from discontinued operations:
Net cash used in operating activities	(285)	(119)
Net cash used in discontinued operations	(285)	(119)
Effect of exchange rate changes on cash and cash equivalents	3,530	(6,635)
Net (decrease) increase in cash and cash equivalents	(27,896)	21,572
Cash and cash equivalents at the beginning of the period	292,034	445,084
Cash and cash equivalents at the end of the period	$264,138	$466,656
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2022	47,957	$47,957	$715,118	$3,817,304	$(403,522)	1,032	$(154,889)	$4,021,968
Net income				76,748				76,748
Cash dividends ($0.34 per share)				(15,969)				(15,969)
Other comprehensive income					22,191			22,191
Shares issued under compensation plans	18	18	2,333			(19)	2,639	4,990
Deferred compensation	—	—	324			(6)	1	325
Balance at April 2, 2023	47,975	$47,975	$717,775	$3,878,083	$(381,331)	1,007	$(152,249)	$4,110,253

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2021	47,929	$47,929	$693,090	$3,517,954	$(346,959)	1,069	$(157,266)	$3,754,748
Net income				77,141				77,141
Cash dividends ($0.34 per share)				(15,946)				(15,946)
Other comprehensive loss					(21,286)			(21,286)
Shares issued under compensation plans	5	5	(950)			(27)	894	(51)
Deferred compensation	—	—	100			(5)	828	928
Balance at March 27, 2022	47,934	$47,934	$692,240	$3,579,149	$(368,245)	1,037	$(155,544)	$3,795,534

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
In accordance with applicable accounting standards and as permitted by Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures that are required to be included in our annual consolidated financial statements. Therefore, our quarterly condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Note 3 — Net revenues
We primarily generate revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when our products are shipped from the manufacturing or distribution facility. For our Original Equipment and Development Services ("OEM") segment, most revenue is recognized over time because the OEM segment generates revenue from the sale of custom products that have no alternative use and we have an enforceable right to payment to the extent that performance has been completed. We market and sell products through our direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers, which constituted 87%, 11% and 2% of consolidated net revenues, respectively, for the three months ended April 2, 2023. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. With respect to the custom products sold in the OEM segment, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table disaggregates revenue by global product category for the three months ended April 2, 2023 and March 27, 2022.

	Three Months Ended
	April 2, 2023	March 27, 2022
Vascular access	$177,652	$166,134
Anesthesia	93,332	86,957
Interventional	116,897	96,859
Surgical	99,023	89,702
Interventional urology	75,378	74,895
OEM	76,997	57,656
Other (1)	71,653	69,512
Net revenues (2)	$710,932	$641,715
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
Note 4 — Acquisition and Divestiture
Acquisition
In the fourth quarter of 2022, we completed the acquisition of Standard Bariatrics, Inc. (“Standard Bariatrics”), a privately-held medical device company that commercialized a powered stapling technology for bariatric surgery that complements our surgical product portfolio. Under the terms of the agreement, we acquired Standard Bariatrics for cash payments of $173 million, with the potential to make three milestone payments up to $130 million in aggregate if certain commercial milestones are met.
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
Net revenues attributed to services provided to Medline in accordance with the MSTA, which are presented within our Americas reporting segment, were $20.0 million and $21.1 million for the three months ended April 2, 2023 and March 27, 2022, respectively.
Note 5 — Restructuring and impairment charges
We have ongoing restructuring initiatives consisting of a strategic restructuring plan designed to improve operating performance and position the organization to deliver long-term durable growth by creating efficiencies that align with our high growth strategic objectives (the “2022 restructuring plan”) and a plan, initiated in connection with the Respiratory business divestiture designed to separate the manufacturing operations to be transferred to Medline

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

from those that will remain with Teleflex (the “Respiratory divestiture plan”). The following tables provide a summary of our cost estimates and other information associated with these plans:

	2022 restructuring plan	Respiratory divestiture plan
Plan expense estimates:	(Dollars in millions)
Termination benefits	$18 to $22	$5 to $8
Other costs (1)	1 to 1	— to —
Restructuring charges	19 to 23	5 to 8
Restructuring related charges (2)	20 to 25	19 to 22
Total restructuring and restructuring related charges	$39 to $48	$24 to $30
Other plan estimates:
Expected cash outlays	$26 to $32	$24 to $30
Expected capital expenditures	$2 to $2	$22 to $28
Other plan information:
Period initiated	November 2022	May 2021
Estimated period of substantial completion	2023	2023
Aggregate restructuring charges	$17.7	$3.4
Restructuring reserve:
Balance as of April 2, 2023	$12.6	$3.3
Restructuring related charges incurred:
Three Months Ended April 2, 2023	$4.4	$2.1
Aggregate restructuring related charges	$14.5	$14.3
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
Restructuring and impairment charges recognized for the three months ended April 2, 2023 and March 27, 2022 consisted of the following:

Three Months Ended April 2, 2023
	Termination Benefits	Other Costs (1)	Total
2022 Restructuring plan	$2,133	$73	$2,206
Respiratory divestiture plan	128	12	140
Other restructuring programs (2)	(314)	189	(125)
Restructuring charges	$1,947	$274	$2,221

Three Months Ended March 27, 2022
	Termination Benefits	Other Costs (1)	Total
Respiratory divestiture plan	$106	$14	$120
2019 Footprint realignment plan	(670)	24	(646)
2018 Footprint realignment plan	158	62	220
Other restructuring programs (3)	1,132	82	1,214
Restructuring charges	$726	$182	$908
Asset impairment charges	—	1,497	1,497
Restructuring and impairment charges	$726	$1,679	$2,405
(1) Other costs include facility closure, contract termination and other exit costs.
(2) Includes activity primarily related to our 2014, 2018, and 2019 Footprint realignment plans.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(3) Includes activity primarily related to a restructuring plan initiated in the first quarter of 2022 that is designed to relocate manufacturing operations at certain of our facilities, the 2021 Restructuring plan and the 2014 Footprint realignment plan.

Note 6 — Inventories
Inventories as of April 2, 2023 and December 31, 2022 consisted of the following:

	April 2, 2023	December 31, 2022
Raw materials	$195,962	$186,641
Work-in-process	107,117	98,993
Finished goods	311,027	292,873
Inventories	$614,106	$578,507

Note 7 — Goodwill and other intangible assets
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment for the three months ended April 2, 2023:

	Americas	EMEA	Asia	OEM	Total
December 31, 2022	$1,731,093	$468,524	$225,103	$112,010	$2,536,730
Currency translation adjustment	1,592	7,540	1,978	—	11,110
April 2, 2023	$1,732,685	$476,064	$227,081	$112,010	$2,547,840
The gross carrying amount of, and accumulated amortization relating to, intangible assets as of April 2, 2023 and December 31, 2022 were as follows:

	Gross Carrying Amount		Accumulated Amortization
	April 2, 2023	December 31, 2022	April 2, 2023	December 31, 2022
Customer relationships	$1,330,674	$1,328,539	$(514,005)	$(497,335)
In-process research and development	27,403	27,075	—	—
Intellectual property	1,602,097	1,599,355	(669,967)	(646,643)
Distribution rights	23,211	23,115	(21,378)	(21,090)
Trade names	565,938	564,023	(74,611)	(71,128)
Non-compete agreements	21,832	21,429	(21,659)	(21,175)
	$3,571,155	$3,563,536	$(1,301,620)	$(1,257,371)

Note 8 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We enter into the non-designated foreign currency forward contracts for periods consistent with our currency translation exposures, which generally approximate one month. For the three months ended April 2, 2023, we recognized no gain or loss related to non-designated foreign currency forward contracts. For the three months ended March 27, 2022, we recognized a loss of $3.3 million related to non-designated foreign currency forward contracts.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of April 2, 2023 and December 31, 2022 was $239.8 million and $184.8 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of April 2, 2023 and December 31, 2022 was $119.7 million and $152.9 million, respectively. All open foreign currency forward contracts as of April 2, 2023 have durations of 12 months or less.

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
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI"). The following table summarizes the foreign exchange gains and losses recognized within AOCI and the interest benefit recognized within interest expense related to cross currency swap for the three months ended April 2, 2023 and March 27, 2022:

	Three Months Ended
	April 2, 2023	March 27, 2022
Foreign exchange (loss) gain	$(10,031)	$3,840
Interest benefit	5,108	4,848
Balance sheet presentation
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative financial instruments as of April 2, 2023 and December 31, 2022:

	April 2, 2023	December 31, 2022
Asset derivatives:
Designated foreign currency forward contracts	$6,004	$3,154
Non-designated foreign currency forward contracts	43	41
Cross-currency interest rate swaps	52,526	48,503
Prepaid expenses and other current assets	58,573	51,698
Cross-currency interest rate swaps	—	11,912
Other assets	—	11,912
Total asset derivatives	$58,573	$63,610
Liability derivatives:
Designated foreign currency forward contracts	$967	$983
Non-designated foreign currency forward contracts	292	477
Other current liabilities	1,259	1,460
Total liability derivatives	$1,259	$1,460
See Note 10 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax. There was no ineffectiveness related to our cash flow hedges during the three months ended April 2, 2023 and March 27, 2022.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Trade receivables
The allowance for credit losses as of April 2, 2023 and December 31, 2022 was $9.1 million and $8.6 million, respectively. The current portion of the allowance for credit losses, which was $5.3 million and $4.9 million as of April 2, 2023 and December 31, 2022, respectively, was recognized as a reduction of accounts receivable, net.
Note 9 — Fair value measurement
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of April 2, 2023 and December 31, 2022:

	Total carrying value at April 2, 2023	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$11,552	$11,552	$—	$—
Derivative assets	58,573	—	58,573	—
Derivative liabilities	1,259	—	1,259	—
Contingent consideration liabilities	46,405	—	—	46,405

	Total carrying value at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$10,097	$10,097	$—	$—
Derivative assets	63,610	—	63,610	—
Derivative liabilities	1,460	—	1,460	—
Contingent consideration liabilities	44,022	—	—	44,022
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

Contingent Consideration Liability	Valuation Technique	Unobservable Input
Revenue-based
	Monte Carlo simulation	Revenue volatility	31.3%
		Risk free rate	Cost of debt structure
		Projected year of payment	2024 - 2026
The following table provides information regarding changes in our contingent consideration liabilities for the three months ended April 2, 2023:

Contingent consideration
Balance – December 31, 2022	$44,022
Payments	(64)
Revaluations	2,447
Balance – April 2, 2023	$46,405
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

	Three Months Ended
	April 2, 2023	March 27, 2022
Basic	46,949	46,876
Dilutive effect of share-based awards	336	526
Diluted	47,285	47,402
The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share were 0.6 million and 0.3 million for the three months ended April 2, 2023 and March 27, 2022, respectively.
The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the three months ended April 2, 2023 and March 27, 2022:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2022	$4,931	$(135,799)	$(272,654)	$(403,522)
Other comprehensive income (loss) before reclassifications	5,260	(184)	18,570	23,646
Amounts reclassified from accumulated other comprehensive income	(2,852)	1,397	—	(1,455)
Net current-period other comprehensive income	2,408	1,213	18,570	22,191
Balance as of April 2, 2023	$7,339	$(134,586)	$(254,084)	$(381,331)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2021	$1,081	$(138,290)	$(209,750)	$(346,959)
Other comprehensive income (loss) before reclassifications	57	246	(23,329)	(23,026)
Amounts reclassified from accumulated other comprehensive income	400	1,340	—	1,740
Net current-period other comprehensive income (loss)	457	1,586	(23,329)	(21,286)
Balance as of March 27, 2022	$1,538	$(136,704)	$(233,079)	$(368,245)
The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the three months ended April 2, 2023 and March 27, 2022:

	Three Months Ended
	April 2, 2023	March 27, 2022
(Gains) Loss on foreign exchange contracts:
Cost of goods sold	$(3,054)	$398
Total before tax	(3,054)	398
Taxes	202	2
Net of tax	(2,852)	400
Amortization of pension and other postretirement benefit items (1):
Actuarial losses	2,066	2,000
Prior-service costs	(252)	(252)
Total before tax	1,814	1,748
Tax benefit	(417)	(408)
Net of tax	1,397	1,340
Total reclassifications, net of tax	$(1,455)	$1,740
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans.
Note 11 — Taxes on income from continuing operations

	Three Months Ended
	April 2, 2023	March 27, 2022
Effective income tax rate	20.7%	17.1%
The effective income tax rates for the three months ended April 2, 2023 and March 27, 2022 were 20.7% and 17.1%, respectively. The effective income tax rate for the three months ended April 2, 2023 reflects an increase in tax expense related to the revaluation of certain U.S. state operating losses and credit carryforwards. The effective income tax rates for both periods reflect a tax benefit from research and development tax credits. The effective income tax rate for the three months ended March 27, 2022 reflects a net tax benefit related to excess share-based compensation.

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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At April 2, 2023, we have recorded $2.5 million and $3.6 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of April 2, 2023. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.
Legal matters: We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of April 2, 2023, we have recorded accrued liabilities of $0.4 million in connection with such contingencies, representing our best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters.
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
Other: In 2015, the Italian parliament enacted legislation that, among other things, imposed a “payback” measure on medical device companies that supply goods and services to the Italian National Healthcare System. Under the measure, companies are required to make payments to the Italian government if medical device expenditures in a given year exceed regional expenditure ceilings established for that year. The payment amounts are calculated based on the amount by which the regional ceilings for the given year were exceeded. Considerable uncertainty exists related to the enforceability of and implementation process for the payback law. In response to decrees issued by the Italian Ministry of Health, the various Italian regions issued invoices to medical device companies, including Teleflex, under the payback measure in the fourth quarter of 2022 seeking payment with respect to excess expenditures for the years 2015 through 2018. Following the issuance of the invoices, we and numerous other medical device companies filed appeals with the Italian administrative courts challenging the enforceability of the payback measure, which appeals remain pending. As of April 2, 2023, our reserve for this matter is $11.9 million, of which, $0.8 million was recorded as a reduction of revenue in 2023. If the payback was to ultimately be enforced in its existing form, we estimate that we would be required to remit payments in excess of our current reserve of up to $18.4 million.
On April 4, 2023, one of our Mexican subsidiaries received a notification from the Mexican Federal Tax Administration Service (“SAT”) setting forth its preliminary findings with respect to a foreign trade operations audit carried out by SAT for the period from July 1, 2017 to June 6, 2019. The preliminary findings stated that our Mexican subsidiary did not evidence the export of goods temporarily imported under Mexico’s Manufacturing, Maquila and Export Services Industries Program (“IMMEX Program”), therefore triggering the potential obligation for payment of import duties, value added tax, customs processing fees and other fines and penalties. In response to the notification, our Mexican subsidiary has requested that the matter be referred to the Procuraduría de la Defensa del Contribuyente, or “PRODECON,” (local tax ombudsperson) to help facilitate the process by which our Mexican subsidiary may provide SAT with appropriate documentation evidencing the export of the goods in accordance with the requirements of the IMMEX Program.
While we cannot predict with certainty the outcome of this audit, based on currently known information, we do not believe a loss is either probable or estimable. Accordingly, no loss contingency has been recorded in our financial statements as of April 2, 2023 related to this matter. However, if the final resolution of the matter is not favorable to us, our Mexican subsidiary may be required to make payment of certain import duties, fines and surcharges, which could be material.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Tax audits and examinations: We are routinely subject to tax examinations by various tax authorities. As of April 2, 2023, the most significant tax examinations in process were in Ireland and Germany. We may establish reserves with respect to our uncertain tax positions, after we adjust the reserves to address developments with respect to our uncertain tax positions, including developments in these tax examinations. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.

Note 13 — Segment information
The following tables present our segment results for the three months ended April 2, 2023 and March 27, 2022:

	Three Months Ended
	April 2, 2023	March 27, 2022
Americas	$411,864	$377,961
EMEA	143,340	136,908
Asia	78,731	69,190
OEM	76,997	57,656
Net revenues	$710,932	$641,715

	Three Months Ended
	April 2, 2023	March 27, 2022
Americas	$98,618	$96,901
EMEA	12,771	9,094
Asia	21,000	17,417
OEM	20,037	10,923
Total segment operating profit (1)	152,426	134,335
Unallocated expenses (2)	(37,452)	(30,799)
Income from continuing operations before interest and taxes	$114,974	$103,536
(1)Segment operating profit includes segment net revenues from external customers reduced by its standard cost of goods sold, adjusted for fixed manufacturing cost absorption variances, selling, general and administrative expenses, research and development expenses and an allocation of corporate expenses.
(2)Unallocated expenses primarily include manufacturing variances other than fixed manufacturing cost absorption variances and restructuring and impairment charges.

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
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net revenues

	Three Months Ended
	April 2, 2023	March 27, 2022
Net revenues	$710.9	$641.7
Net revenues for the three months ended April 2, 2023 increased $69.2 million, or 10.8%, compared to the prior year period, primarily due to a $63.0 million increase in sales of new products and price increases, partially offset by unfavorable fluctuations in foreign currency exchange rates. Moreover, net revenues for the three months ended April 2, 2023 reflect the impact of a five day increase in the number of shipping days compared to the prior year period.
Gross profit

	Three Months Ended
	April 2, 2023	March 27, 2022
Gross profit	$391.4	$346.2
Percentage of sales	55.1%	54.0%
Gross margin for the three months ended April 2, 2023 increased 110 basis points, or 2.0%, compared to the prior year period, primarily due to price increases, lower logistics and distribution related costs and favorable fluctuations in foreign currency exchange rates, partially offset by continued cost inflation from macro-economic factors, specifically, raw materials and labor costs.

On April 4, 2023, one of our Mexican subsidiaries received a notification from the Mexican Federal Tax Administration Service (“SAT”) setting forth its preliminary findings with respect to a foreign trade operations audit carried out by SAT for the period from July 1, 2017 to June 6, 2019. The preliminary findings stated that our Mexican subsidiary did not evidence the export of goods temporarily imported under Mexico’s Manufacturing, Maquila and Export Services Industries Program (“IMMEX Program”), therefore triggering the potential obligation for payment of import duties, value added tax, customs processing fees and other fines and penalties. In response to the notification, our Mexican subsidiary has requested that the matter be referred to the Procuraduría de la Defensa del Contribuyente, or “PRODECON,” (local tax ombudsperson) to help facilitate the process by which our Mexican subsidiary may provide SAT with appropriate documentation evidencing the export of the goods in accordance with the requirements of the IMMEX Program.

While we cannot predict with certainty the outcome of this audit, based on currently known information, we do not believe a loss is either probable or estimable. Accordingly, no loss contingency has been recorded in our financial statements as of April 2, 2023 related to this matter. However, if the final resolution of the matter is not favorable to us, our Mexican subsidiary may be required to make payment of certain import duties, fines and surcharges, which could be material.
Selling, general and administrative

	Three Months Ended
	April 2, 2023	March 27, 2022
Selling, general and administrative	$232.7	$203.9
Percentage of sales	32.7%	31.8%
Selling, general and administrative expenses for the three months ended April 2, 2023 increased $28.8 million, compared to the prior year period primarily due to higher sales and marketing expenses across certain of our product portfolios, higher operating expenses incurred by acquired businesses, primarily Standard Bariatrics, an increase in contingent consideration expense and higher IT related costs. The increases in selling, general and administrative expenses were partially offset by favorable fluctuations in foreign currency exchange rates.
Research and development

	Three Months Ended
	April 2, 2023	March 27, 2022
Research and development	$41.5	$36.4
Percentage of sales	5.8%	5.7%
The increase in research and development expenses for the three months ended April 2, 2023 compared to the prior year period was primarily attributable to higher project spend within certain of our product portfolios.
Restructuring and impairment charges

	Three Months Ended
	April 2, 2023	March 27, 2022
Restructuring and impairment charges	$2.2	$2.4
Restructuring charges for the three months ended April 2, 2023 primarily consisted of termination benefits related to the 2022 restructuring plan.
Ongoing restructuring plans
We have ongoing restructuring initiatives consisting of a strategic restructuring plan designed to improve operating performance and position the organization to deliver long-term durable growth by creating efficiencies that align with our high growth strategic objectives (the “2022 restructuring plan”) and a plan, initiated in connection with the Respiratory business divestiture designed to separate the manufacturing operations to be transferred to Medline from those that will remain with Teleflex (the “Respiratory divestiture plan”).
We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2022 restructuring plan and Respiratory divestiture plan of $39 million to $48 million and $24 million to $30 million, respectively. We expect to achieve annual pre-tax savings in connection with the 2022 restructuring plan of $21 million to $23 million, once the plan is fully implemented.

For additional information regarding our restructuring plans, refer to Note 5 within the condensed consolidated financial statements included in this report.
Interest expense

	Three Months Ended
	April 2, 2023	March 27, 2022
Interest expense	$18.3	$10.4
Average interest rate on debt	4.0%	2.0%
The increase in interest expense for the three months ended April 2, 2023 compared to the prior year period was primarily due to a higher average interest rate resulting from increases in interest rates associated with our variable interest rate debt instruments partially offset by a decrease in average debt outstanding.
Taxes on income from continuing operations

	Three Months Ended
	April 2, 2023	March 27, 2022
Effective income tax rate	20.7%	17.1%
The effective income tax rate for the three months ended April 2, 2023 reflects an increase in tax expense related to the revaluation of certain U.S. state operating losses and credit carryforwards. The effective income tax rates for both periods reflect a tax benefit from research and development tax credits. The effective income tax rate for the three months ended March 27, 2022 reflects a net tax benefit related to excess share-based compensation.
Segment Financial Information

Segment net revenues
	Three Months Ended
	April 2, 2023	March 27, 2022	% Increase/(Decrease)
Americas	$411.9	$378.0	9.0
EMEA	143.3	136.9	4.7
Asia	78.7	69.2	13.8
OEM	77.0	57.6	33.5
Segment net revenues	$710.9	$641.7	10.8

Segment operating profit
	Three Months Ended
	April 2, 2023	March 27, 2022	% Increase/(Decrease)
Americas	$98.6	$96.9	1.8
EMEA	12.8	9.1	40.4
Asia	21.0	17.4	20.6
OEM	20.0	10.9	83.4
Segment operating profit (1)	$152.4	$134.3	13.5
(1)See Note 13 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest and taxes.
Comparison of the three months ended April 2, 2023 and March 27, 2022
Americas
Americas net revenues for the three months ended April 2, 2023 increased $33.9 million, or 9.0%, compared to the prior year period, which was primarily attributable to a $54.6 million increase in sales of new products and price increases, partially offset by a $29.1 million decrease in sales volume of existing products, notwithstanding the impact of a five day increase in the number of shipping days within the three months ended April 2, 2023.
Americas operating profit for the three months ended April 2, 2023 increased $1.7 million, or 1.8%, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales and price increases, partially offset by higher sales and marketing expenses to support higher sales, operating expenses and contingent consideration expense related to Standard Bariatrics and higher research and development costs.
EMEA
EMEA net revenues for the three months ended April 2, 2023 increased $6.4 million, or 4.7%, compared to the prior year period, which was primarily attributable to a $10.2 million increase in sales volumes of existing products, reflecting, in part, the impact of a five day increase in the number of shipping days within the three months ended April 2, 2023, and price increases. The increases in net revenues were partially offset by $7.2 million of unfavorable fluctuations in foreign currency exchange rates.
EMEA operating profit for the three months ended April 2, 2023 increased $3.7 million, or 40.4%, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales and price increases, partially offset by unfavorable fluctuations in foreign currency exchange rates.
Asia
Asia net revenues for the three months ended April 2, 2023 increased $9.5 million, or 13.8%, compared to the prior year period, which was primarily attributable to a $7.1 million increase in sales volumes of existing products and $7.0 million in sales of new products, partially offset by $5.1 million of unfavorable fluctuations in foreign currency exchange rates.
Asia operating profit for the three months ended April 2, 2023 increased $3.6 million, or 20.6%, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales, partially offset by unfavorable fluctuations in foreign currency exchange rates and higher sales and marketing expenses to support higher sales.
OEM
OEM net revenues for the three months ended April 2, 2023 increased $19.4 million, or 33.5%, compared to the prior year period, which was primarily attributable to a $15.0 million increase in sales volumes of existing products and price increases.
OEM operating profit for the three months ended April 2, 2023 increased $9.1 million, or 83.4%, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales and price increases.

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
Cash Flows
Net cash provided by operating activities from continuing operations was $84.3 million for the three months ended April 2, 2023 as compared to $62.1 million for the three months ended March 27, 2022. The $22.2 million increase was primarily attributable to favorable changes in working capital driven by higher accounts receivable collections as compared to the prior year, partially offset by an increase in inventories due to purchases to maintain customer service levels during a period of elevated global supply chain volatility.
Net cash used in investing activities from continuing operations was $21.9 million for the three months ended April 2, 2023, and primarily consisted of $21.8 million in capital expenditures.
Net cash used in financing activities from continuing operations was $93.6 million for the three months ended April 2, 2023, and primarily consisted of a $75.1 million reduction in borrowings and $16.0 million in dividend payments.

Borrowings
The indentures governing our 4.625% Senior Notes due 2027 (the “2027 Notes”) and 4.25% Senior Notes due 2028 (the "2028 Notes") contain covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions. As of April 2, 2023, we were in compliance with these requirements.
The obligations under our senior credit agreement (the "Credit Agreement"), the 2027 Notes and 2028 Notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the Credit Agreement are (subject to certain exceptions and limitations) secured by a lien on substantially all of the assets owned by us and each guarantor.
Summarized Financial Information – Obligor Group
The 2027 Notes are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes is guaranteed, jointly and severally, by an enumerated group of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. Summarized financial information for the Parent and Guarantor Subsidiaries (collectively, the “Obligor Group”) as of April 2, 2023 and December 31, 2022 and for the three months ended April 2, 2023 is as follows:

	Three Months Ended
	April 2, 2023
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Net revenue	$530.9	$79.7	$451.2
Cost of goods sold	327.6	128.4	199.2
Gross profit	203.3	(48.7)	252.0
Income from continuing operations	51.3	14.3	37.0
Net income	50.7	14.3	36.4

	April 2, 2023			December 31, 2022
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Total current assets	$930.9	$168.8	$762.1	$878.3	$110.5	$767.8
Total assets	3,411.3	1,567.4	1,843.9	3,420.3	1,510.9	1,909.4
Total current liabilities	987.9	741.8	246.1	882.9	627.9	255.0
Total liabilities	3,193.7	839.8	2,353.9	3,168.0	712.3	2,455.7
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
In our Annual Report on Form 10-K for the year ended December 31, 2022, we provided disclosure regarding our critical accounting estimates, which are reflective of significant judgments and uncertainties, are important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions and conditions.

New Accounting Standards
See Note 2 to the condensed consolidated financial statements included in this report for a discussion of recently issued accounting guidance, including estimated effects, if any, of adoption of the guidance on our financial statements.
Forward-Looking Statements
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks and uncertainties, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers; delays or cancellations in shipments; demand for and market acceptance of new and existing products; the impact of inflation and disruptions in our global supply chain on us and our suppliers (particularly sole-source suppliers and providers of sterilization services), including fluctuations in the cost and availability of resins and other raw materials, as well as certain components, used in the production or sterilization of our products, transportation constraints and delays, product shortages, energy shortages or increased energy costs, labor shortages in the United States and elsewhere, and increased operating and labor costs; our inability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with our expectations; our inability to effectively execute our restructuring programs; our inability to realize anticipated savings resulting from restructuring plans and programs; the impact of enacted healthcare reform legislation and proposals to amend, replace or repeal the legislation; changes in Medicare, Medicaid and third party coverage and reimbursements; the impact of tax legislation and related regulations; competitive market conditions and resulting effects on revenues and pricing; global economic factors, including currency exchange rates, interest rates, trade disputes, sovereign debt issues, and international conflicts and hostilities, such as the ongoing conflict between Russia and Ukraine; public health epidemics including the novel coronavirus (referred to as COVID-19); difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise explicitly stated by us or as required by law or regulation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the information set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of April 2, 2023 and December 31, 2022, we had accrued liabilities of approximately $0.4 million and $0.5 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that the outcome of any outstanding lawsuits or claims is likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors
See the information set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in risk factors for the quarter ended April 2, 2023.

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
The following materials from our Quarterly Report on Form 10-Q for the quarter ended April 2, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Cover Page; (ii) the Condensed Consolidated Statements of Income for the three months ended April 2, 2023 and March 27, 2022; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended April 2, 2023 and March 27, 2022; (iv) the Condensed Consolidated Balance Sheets as of April 2, 2023 and December 31, 2022; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2023 and March 27, 2022; (vi) the Condensed Consolidated Statements of Changes in Equity for the three months ended April 2, 2023 and March 27, 2022; and (vii) Notes to Condensed Consolidated Financial Statements.

104.1	—	The cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2023, formatted in inline XBRL (included in Exhibit 101.1).
____________________________________

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
Dated: May 4, 2023