Form 10-Q
period 2023-07-02
TELEFLEX INC
filed 2023-08-03
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The registrant had 46,992,159 shares of common stock, par value $1.00 per share, outstanding as of August 1, 2023 .

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 2, 2023

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
	(Dollars and shares in thousands, except per share)
Net revenues	$743,259	$704,542	$1,454,191	$1,346,257
Cost of goods sold	335,436	315,709	654,988	611,191
Gross profit	407,823	388,833	799,203	735,066
Selling, general and administrative expenses	223,306	216,825	456,022	420,757
Research and development expenses	39,448	36,934	80,917	73,294
Restructuring and impairment charges (credits)	1,508	(83)	3,729	2,322
Income from continuing operations before interest and taxes	143,561	135,157	258,535	238,693
Interest expense	17,762	11,419	36,099	21,837
Interest income	(1,156)	(229)	(1,999)	(451)
Income from continuing operations before taxes	126,955	123,967	224,435	217,307
Taxes on income from continuing operations	15,532	18,412	35,716	34,385
Income from continuing operations	111,423	105,555	188,719	182,922
Operating loss from discontinued operations	(114)	(54)	(825)	(348)
Tax benefit on operating loss from discontinued operations	(26)	(13)	(189)	(81)
Loss from discontinued operations	(88)	(41)	(636)	(267)
Net income	$111,335	$105,514	$188,083	$182,655
Earnings per share:
Basic:
Income from continuing operations	$2.37	$2.25	$4.02	$3.90
Loss from discontinued operations	—	—	(0.02)	—
Net income	$2.37	$2.25	$4.00	$3.90
Diluted:
Income from continuing operations	$2.35	$2.23	$3.99	$3.86
Loss from discontinued operations	—	—	(0.01)	—
Net income	$2.35	$2.23	$3.98	$3.86
Weighted average common shares outstanding
Basic	46,981	46,901	46,965	46,889
Diluted	47,329	47,347	47,307	47,374
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
	(Dollars in thousands)
Net income	$111,335	$105,514	$188,083	$182,655
Other comprehensive (loss) income, net of tax:
Foreign currency translation, net of tax of $1,263, $(6,688), $4,233, and $(7,823) for the three and six months periods, respectively	(2,521)	(45,053)	16,049	(68,382)
Pension and other postretirement benefit plans adjustment, net of tax of $(352), $(647), $(706), and $(1,146) for the three and six months periods, respectively	1,195	2,026	2,408	3,612
Derivatives qualifying as hedges, net of tax of $330, $(104), $450, and $(134) for the three and six months periods, respectively	793	2,577	3,201	3,034
Other comprehensive (loss) income, net of tax:	(533)	(40,450)	21,658	(61,736)
Comprehensive income	$110,802	$65,064	$209,741	$120,919
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 2, 2023	December 31, 2022
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$250,816	$292,034
Accounts receivable, net	429,309	408,834
Inventories	631,555	578,507
Prepaid expenses and other current assets	120,190	125,084
Prepaid taxes	13,929	6,524
Total current assets	1,445,799	1,410,983
Property, plant and equipment, net	464,609	447,205
Operating lease assets	123,215	131,211
Goodwill	2,546,130	2,536,730
Intangible assets, net	2,227,947	2,306,165
Deferred tax assets	6,278	6,402
Other assets	81,747	89,367
Total assets	$6,895,725	$6,928,063
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$87,500	$87,500
Accounts payable	142,081	126,807
Accrued expenses	127,861	140,644
Payroll and benefit-related liabilities	106,177	133,092
Accrued interest	5,793	5,332
Income taxes payable	20,184	24,736
Other current liabilities	65,853	63,381
Total current liabilities	555,449	581,492
Long-term borrowings	1,470,674	1,624,023
Deferred tax liabilities	385,113	388,886
Pension and postretirement benefit liabilities	30,686	31,394
Noncurrent liability for uncertain tax positions	6,534	5,805
Noncurrent operating lease liabilities	112,229	120,437
Other liabilities	119,948	154,058
Total liabilities	2,680,633	2,906,095
Commitments and contingencies
Total shareholders' equity	4,215,092	4,021,968
Total liabilities and shareholders' equity	$6,895,725	$6,928,063
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 2, 2023	June 26, 2022
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$188,083	$182,655
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	636	267
Depreciation expense	36,723	33,499
Intangible asset amortization expense	83,600	81,137
Deferred financing costs and debt discount amortization expense	1,700	2,103
Changes in contingent consideration	(6,776)	145
Assets impairment charges	—	1,497
Stock-based compensation	14,020	12,801
Deferred income taxes, net	460	937
Payments for contingent consideration	—	(2,722)
Interest benefit on swaps designated as net investment hedges	(10,288)	(10,145)
Other	2,824	(1,779)
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(16,587)	(43,939)
Inventories	(45,630)	(48,682)
Prepaid expenses and other assets	12,120	15,464
Accounts payable, accrued expenses and other liabilities	(53,766)	(38,722)
Income taxes receivable and payable, net	(36,501)	(82,657)
Net cash provided by operating activities from continuing operations	170,618	101,859
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(39,374)	(32,445)
Proceeds from sale of business and assets	—	530
Payments for businesses and intangibles acquired, net of cash acquired	(129)	(22,971)
Net interest proceeds on swaps designated as net investment hedges	10,275	10,314
Net cash used in investing activities from continuing operations	(29,228)	(44,572)
Cash flows from financing activities of continuing operations:
Reduction in borrowings	(154,500)	(135,500)
Net payments from share based compensation plans and related tax impacts	572	(4,366)
Payments for contingent consideration	(121)	(3,012)
Dividends paid	(31,941)	(31,892)
Net cash used in financing activities from continuing operations	(185,990)	(174,770)
Cash flows from discontinued operations:
Net cash used in operating activities	(454)	(280)
Net cash used in discontinued operations	(454)	(280)
Effect of exchange rate changes on cash and cash equivalents	3,836	(19,200)
Net decrease in cash and cash equivalents	(41,218)	(136,963)
Cash and cash equivalents at the beginning of the period	292,034	445,084
Cash and cash equivalents at the end of the period	$250,816	$308,121
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2022	47,957	$47,957	$715,118	$3,817,304	$(403,522)	1,032	$(154,889)	$4,021,968
Net income				76,748				76,748
Cash dividends ($0.34 per share)				(15,969)				(15,969)
Other comprehensive income					22,191			22,191
Shares issued under compensation plans	18	18	2,333			(19)	2,639	4,990
Deferred compensation	—	—	324			(6)	1	325
Balance at April 2, 2023	47,975	47,975	717,775	3,878,083	(381,331)	1,007	(152,249)	4,110,253
Net income				111,335				111,335
Cash dividends ($0.34 per share)				(15,972)				(15,972)
Other comprehensive income					(533)			(533)
Shares issued under compensation plans	23	23	9,920			—	66	10,009
Balance at July 2, 2023	47,998	$47,998	$727,695	$3,973,446	$(381,864)	1,007	$(152,183)	$4,215,092

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2021	47,929	$47,929	$693,090	$3,517,954	$(346,959)	1,069	$(157,266)	$3,754,748
Net income				77,141				77,141
Cash dividends ($0.34 per share)				(15,946)				(15,946)
Other comprehensive loss					(21,286)			(21,286)
Shares issued under compensation plans	5	5	(950)			(27)	894	(51)
Deferred compensation	—	—	100			(5)	828	928
Balance at March 27, 2022	47,934	47,934	692,240	3,579,149	(368,245)	1,037	(155,544)	3,795,534
Net income				105,514				105,514
Cash dividends ($0.34 per share)				(15,946)				(15,946)
Other comprehensive income					(40,450)			(40,450)
Shares issued under compensation plans	6	6	7,918			(2)	151	8,075
Deferred compensation	—	—	(2)			—	5	3
Balance at June 26, 2022	47,940	$47,940	$700,156	$3,668,717	$(408,695)	1,035	$(155,388)	$3,852,730

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
Note 3 — Net revenues
We primarily generate revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when our products are shipped from the manufacturing or distribution facility. For our Original Equipment and Development Services ("OEM") segment, most revenue is recognized over time because the OEM segment generates revenue from the sale of custom products that have no alternative use and we have an enforceable right to payment to the extent that performance has been completed. We market and sell products through our direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers, which constituted 87%, 11% and 2% of consolidated net revenues, respectively, for the six months ended July 2, 2023. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. With respect to the custom products sold in the OEM segment, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table disaggregates revenue by global product category for the three and six months ended July 2, 2023 and June 26, 2022.

	Three Months Ended		Six Months Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Vascular access	$173,785	$163,907	$351,437	$330,041
Anesthesia	100,842	104,695	194,174	191,652
Interventional	124,780	114,342	241,677	211,201
Surgical	105,953	99,642	204,976	189,344
Interventional urology	77,819	79,818	153,197	154,713
OEM	84,128	70,003	161,125	127,659
Other (1)	75,952	72,135	147,605	141,647
Net revenues (2)	$743,259	$704,542	$1,454,191	$1,346,257
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
Note 4 — Acquisitions and Divestiture
Acquisition
In the fourth quarter of 2022, we completed the acquisition of Standard Bariatrics, Inc. (“Standard Bariatrics”), a privately-held medical device company that commercialized a powered stapling technology for bariatric surgery that complements our surgical product portfolio. Under the terms of the agreement, we acquired Standard Bariatrics for cash payments of $173 million, with the potential to make three milestone payments up to $130 million in the aggregate if certain commercial milestones are met.
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
Net revenues attributed to services provided to Medline in accordance with the MSTA, which are presented within our Americas reporting segment, were $20.9 million and $40.9 million for the three and six months ended July 2, 2023, respectively, and $20.3 million and $41.4 million for the three and six months ended June 26, 2022, respectively.
Subsequent event
On July 25, 2023, we executed a definitive agreement to acquire Palette Life Sciences AB (“Palette”), a privately held medical device company that sells a portfolio of hyaluronic acid gel-based products primarily utilized in the treatment of urology diseases including a rectal spacing product used in connection with radiation therapy treatment of prostate cancer. The acquisition will complement our interventional urology product portfolio. Under the terms of

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

the agreement, we will acquire Palette for an initial cash payment of $600 million, with additional consideration of up to $50 million payable upon the achievement of certain commercial milestones. The acquisition is subject to customary closing conditions, including receipt of certain regulatory approvals, and is expected to be completed in the fourth quarter of 2023. We anticipate using borrowings under our revolving credit facility and cash on hand to finance the acquisition.
Note 5 — Restructuring and impairment charges
Respiratory divestiture plan
During 2021, in connection with the Respiratory business divestiture, we committed to a restructuring plan designed to separate the manufacturing operations to be transferred to Medline from those that will remain with Teleflex, which includes related workforce reductions (the “Respiratory divestiture plan”). The plan includes expanding certain of our existing locations to accommodate the transfer of capacity from the sites being transferred to Medline and replicating the manufacturing processes at alternate existing locations. We expect this plan will be substantially completed by the end of 2023. The following table provides a summary of our cost estimates by major type of expense associated with the Respiratory divestiture plan:

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

We recorded restructuring related charges with respect to the Respiratory divestiture plan of $2.0 million and $4.1 million for the three and six months ended July 2, 2023, respectively, and $2.4 million and $4.4 million for the three and six months ended June 26, 2022, respectively. The restructuring related charges were included within cost of goods sold.
As of July 2, 2023, we have incurred net aggregate restructuring expenses related to the Respiratory divestiture plan of $3.5 million. Additionally, as of July 2, 2023, we have incurred net aggregate restructuring related charges in connection with the Respiratory divestiture plan of $16.3 million, which were primarily included in cost of goods sold. As of July 2, 2023, we have a restructuring reserve of $3.5 million in connection with this plan.
2022 Restructuring plan
In November 2022, we initiated a strategic restructuring plan designed to improve operating performance and position the organization to deliver long-term durable growth by creating efficiencies that align with our high growth strategic objectives (the “2022 Restructuring plan”). The plan is substantially complete and as a result, we expect future restructuring expenses associated with the plan, if any, to be immaterial.
Restructuring and impairment charges recognized for the three and six months ended July 2, 2023 and June 26, 2022 consisted of the following:

Three Months Ended July 2, 2023
	Termination Benefits	Other Costs (1)	Total
2022 Restructuring plan	$984	$138	$1,122
Respiratory divestiture plan	127	—	127
Other restructuring programs (2)	73	186	259
Restructuring charges	$1,184	$324	$1,508

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Three Months Ended June 26, 2022
	Termination Benefits	Other Costs (1)	Total
Respiratory divestiture plan	$129	$31	$160
2019 Footprint realignment plan	(400)	21	(379)
2018 Footprint realignment plan	153	233	386
Other restructuring programs (3)	(406)	156	(250)
Restructuring charges	$(524)	$441	$(83)

Six Months Ended July 2, 2023
	Termination Benefits	Other Costs (1)	Total
2022 Restructuring plan	$3,117	$211	$3,328
Respiratory divestiture plan	255	12	267
Other restructuring programs (2)	(241)	375	134
Restructuring charges	$3,131	$598	$3,729

Six Months Ended June 26, 2022
	Termination Benefits	Other Costs (1)	Total
Respiratory divestiture plan	$235	$45	$280
2019 Footprint realignment plan	(1,070)	45	(1,025)
2018 Footprint realignment plan	311	295	606
Other restructuring programs (3)	726	238	964
Restructuring charges	202	623	825
Asset impairment charges	—	1,497	1,497
Restructuring and impairment charges	$202	$2,120	$2,322
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

Note 6 — Inventories
Inventories as of July 2, 2023 and December 31, 2022 consisted of the following:

	July 2, 2023	December 31, 2022
Raw materials	$202,251	$186,641
Work-in-process	107,258	98,993
Finished goods	322,046	292,873
Inventories	$631,555	$578,507

Note 7 — Goodwill and other intangible assets
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment for the six months ended July 2, 2023:

	Americas	EMEA	Asia	OEM	Total
December 31, 2022	$1,731,093	$468,524	$225,103	$112,010	$2,536,730
Currency translation adjustment	3,186	10,151	(3,937)	—	9,400
July 2, 2023	$1,734,279	$478,675	$221,166	$112,010	$2,546,130

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The gross carrying amount of, and accumulated amortization relating to, intangible assets as of July 2, 2023 and December 31, 2022 were as follows:

	Gross Carrying Amount		Accumulated Amortization
	July 2, 2023	December 31, 2022	July 2, 2023	December 31, 2022
Customer relationships	$1,331,398	$1,328,539	$(529,684)	$(497,335)
In-process research and development	27,517	27,075	—	—
Intellectual property	1,602,296	1,599,355	(693,064)	(646,643)
Distribution rights	23,245	23,115	(21,605)	(21,090)
Trade names	565,716	564,023	(77,959)	(71,128)
Non-compete agreements	21,981	21,429	(21,894)	(21,175)
	$3,572,153	$3,563,536	$(1,344,206)	$(1,257,371)

Note 8 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We enter into the non-designated foreign currency forward contracts for periods consistent with our currency translation exposures, which generally approximate one month. For the three and six months ended July 2, 2023, we recognized gains of $2.0 million and $2.1 million, respectively, related to non-designated foreign currency forward contracts. For the three and six months ended June 26, 2022, we recognized a gain of $0.1 million and a loss of $3.2 million related to non-designated foreign currency forward contracts.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of July 2, 2023 and December 31, 2022 was $222.3 million and $184.8 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of July 2, 2023 and December 31, 2022 was $137.1 million and $152.9 million, respectively. All open foreign currency forward contracts as of July 2, 2023 have durations of 12 months or less.
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
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI"). The following table summarizes the foreign exchange gains and losses recognized within AOCI and the interest benefit recognized within interest expense related to cross currency swap for the three and six months ended July 2, 2023 and June 26, 2022:

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Foreign exchange (loss) gain	$(4,259)	$22,614	$(14,290)	$26,454
Interest benefit	5,180	5,297	10,288	10,145
Balance sheet presentation
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative financial instruments as of July 2, 2023 and December 31, 2022:

	July 2, 2023	December 31, 2022
	Fair Value
Asset derivatives:
Designated foreign currency forward contracts	$7,230	$3,154
Non-designated foreign currency forward contracts	145	41
Cross-currency interest rate swaps	41,906	48,503
Prepaid expenses and other current assets	49,281	51,698
Cross-currency interest rate swaps	—	11,912
Other assets	—	11,912
Total asset derivatives	$49,281	$63,610
Liability derivatives:
Designated foreign currency forward contracts	$3,162	$983
Non-designated foreign currency forward contracts	249	477
Other current liabilities	3,411	1,460
Total liability derivatives	$3,411	$1,460
See Note 10 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax. There was no ineffectiveness related to our cash flow hedges during the three and six months ended July 2, 2023 and June 26, 2022.
Trade receivables
The allowance for credit losses as of July 2, 2023 and December 31, 2022 was $9.5 million and $8.6 million, respectively. The current portion of the allowance for credit losses, which was $5.5 million and $4.9 million as of July 2, 2023 and December 31, 2022, respectively, was recognized as a reduction of accounts receivable, net.
Note 9 — Fair value measurement
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of July 2, 2023 and December 31, 2022:

	Total carrying value at July 2, 2023	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$12,211	$12,211	$—	$—
Derivative assets	49,281	—	49,281	—
Derivative liabilities	3,411	—	3,411	—
Contingent consideration liabilities	37,125	—	—	37,125

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Total carrying value at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$10,097	$10,097	$—	$—
Derivative assets	63,610	—	63,610	—
Derivative liabilities	1,460	—	1,460	—
Contingent consideration liabilities	44,022	—	—	44,022
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

Contingent Consideration Liability	Valuation Technique	Unobservable Input
Revenue-based
	Monte Carlo simulation	Revenue volatility	31.4%
		Risk free rate	Cost of debt structure
		Projected year of payment	2024 - 2026

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information regarding changes in our contingent consideration liabilities for the three and six months ended July 2, 2023:

Contingent consideration
Balance – December 31, 2022	$44,022
Payments	(121)
Revaluations	(6,776)
Balance – July 2, 2023	$37,125
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

	Three Months Ended		Six Months Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Basic	46,981	46,901	46,965	46,889
Dilutive effect of share-based awards	348	446	342	485
Diluted	47,329	47,347	47,307	47,374
The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share were 0.7 million for the three and six months ended July 2, 2023, and 0.4 million and 0.3 million for the three and six months ended June 26, 2022, respectively.
The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the six months ended July 2, 2023 and June 26, 2022:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2022	$4,931	$(135,799)	$(272,654)	$(403,522)
Other comprehensive income (loss) before reclassifications	8,056	(388)	16,049	23,717
Amounts reclassified from accumulated other comprehensive income	(4,855)	2,796	—	(2,059)
Net current-period other comprehensive income	3,201	2,408	16,049	21,658
Balance as of July 2, 2023	$8,132	$(133,391)	$(256,605)	$(381,864)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2021	$1,081	$(138,290)	$(209,750)	$(346,959)
Other comprehensive income (loss) before reclassifications	2,839	939	(68,382)	(64,604)
Amounts reclassified from accumulated other comprehensive income	195	2,673	—	2,868
Net current-period other comprehensive income (loss)	3,034	3,612	(68,382)	(61,736)
Balance as of June 26, 2022	$4,115	$(134,678)	$(278,132)	$(408,695)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into (income) expense, net of tax, for the three and six months ended July 2, 2023 and June 26, 2022:

	Three Months Ended		Six Months Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
(Gains) Loss on foreign exchange contracts:
Cost of goods sold	$(2,181)	$(229)	$(5,235)	$169
Total before tax	(2,181)	(229)	(5,235)	169
Taxes	178	24	380	26
Net of tax	(2,003)	(205)	(4,855)	195
Amortization of pension and other postretirement benefit items (1):
Actuarial losses	2,069	1,989	4,135	3,989
Prior-service costs	(252)	(252)	(504)	(504)
Total before tax	1,817	1,737	3,631	3,485
Tax benefit	(418)	(405)	(835)	(812)
Net of tax	1,399	1,332	2,796	2,673
Total reclassifications, net of tax	$(604)	$1,127	$(2,059)	$2,868
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans.
Note 11 — Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Effective income tax rate	12.2%	14.9%	15.9%	15.8%
The effective income tax rates for the three and six months ended July 2, 2023 were 12.2% and 15.9%, respectively. The effective income tax rate for the three and six months ended July 2, 2023 reflects the tax impact of a non-taxable contingent consideration adjustment recognized in connection with a decrease in the estimated fair value of our contingent consideration liabilities. The effective income tax rate for the six months ended July 2, 2023 reflects an increase in tax expense related to the revaluation of certain U.S. state operating losses and credit carryforwards. The effective income tax rates for all periods reflect a tax benefit from research and development credits and a net-tax benefit related to share-based compensation.

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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At July 2, 2023, we have recorded $2.5 million and $3.6 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of July 2, 2023. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Legal matters: We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of July 2, 2023, we have recorded accrued liabilities of $0.6 million in connection with such contingencies, representing our best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters.
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
Other: In 2015, the Italian parliament enacted legislation that, among other things, imposed a “payback” measure on medical device companies that supply goods and services to the Italian National Healthcare System. Under the measure, companies are required to make payments to the Italian government if medical device expenditures in a given year exceed regional expenditure ceilings established for that year. The payment amounts are calculated based on the amount by which the regional ceilings for the given year were exceeded. Considerable uncertainty exists related to the enforceability of and implementation process for the payback law. In response to decrees issued by the Italian Ministry of Health, the various Italian regions issued invoices to medical device companies, including Teleflex, under the payback measure in the fourth quarter of 2022 seeking payment with respect to excess expenditures for the years 2015 through 2018. Following the issuance of the invoices, we and numerous other medical device companies filed appeals with the Italian administrative courts challenging the enforceability of the payback measure, which appeals remain pending. As of July 2, 2023, our reserve for this matter was $12.6 million, of which, $1.5 million was recorded as a reduction of revenue in 2023. If the payback was to ultimately be enforced in its existing form, we estimate that we would be required to remit payments in excess of our current reserve of up to $18.6 million.
On April 4, 2023, one of our Mexican subsidiaries received a notification from the Mexican Federal Tax Administration Service (“SAT”) setting forth its preliminary findings with respect to a foreign trade operations audit carried out by SAT for the period from July 1, 2017 to June 6, 2019. The preliminary findings stated that our Mexican subsidiary did not evidence the export of goods temporarily imported under Mexico’s Manufacturing, Maquila and Export Services Industries Program (“IMMEX Program”), therefore triggering the potential obligation for payment of import duties, value added tax, customs processing fees and other fines and penalties. In response to the notification, our Mexican subsidiary has requested that the matter be referred to the Procuraduría de la Defensa del Contribuyente, or “PRODECON,” (local tax ombudsperson) to help facilitate the process. In June, SAT was provided with the appropriate documentation evidencing the export of the goods in accordance with the requirements of the IMMEX Program.
While we cannot predict with certainty the outcome of this audit, based on currently known information, we do not believe a loss is either probable or estimable. Accordingly, no loss contingency has been recorded in our financial statements as of July 2, 2023 related to this matter. However, if the final resolution of the matter is not favorable to us, our Mexican subsidiary may be required to make payment of certain import duties, fines and surcharges, which could be material.
Tax audits and examinations: We are routinely subject to tax examinations by various tax authorities. As of July 2, 2023, the most significant tax examinations in process were in Ireland and Germany. We may establish reserves with respect to our uncertain tax positions, after we adjust the reserves to address developments with respect to our uncertain tax positions, including developments in these tax examinations. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 13 — Segment information
The following tables present our segment results for the three and six months ended July 2, 2023 and June 26, 2022:

	Three Months Ended		Six Months Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Americas	$424,644	$412,740	$836,508	$790,701
EMEA	147,809	145,190	291,149	282,098
Asia	86,678	76,609	165,409	145,799
OEM	84,128	70,003	161,125	127,659
Net revenues	$743,259	$704,542	$1,454,191	$1,346,257

	Three Months Ended		Six Months Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Americas	$116,303	$114,467	$214,921	$211,368
EMEA	13,097	12,725	25,868	21,819
Asia	23,148	21,494	44,148	38,911
OEM	23,779	17,836	43,816	28,759
Total segment operating profit (1)	176,327	166,522	328,753	300,857
Unallocated expenses (2)	(32,766)	(31,365)	(70,218)	(62,164)
Income from continuing operations before interest and taxes	$143,561	$135,157	$258,535	$238,693
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
In May 2023, our Board of Directors approved the termination of the Teleflex Incorporated Retirement Income Plan (the “TRIP”), a U.S. defined benefit plan, effective as of August 1, 2023. The TRIP is subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and is intended to be tax-qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (“Code”). Participation in and accrual of benefits under the TRIP have been frozen since 2012, and, as of July 2, 2023, the TRIP assets exceeded the liabilities. In June 2023, we notified participants of our intent to terminate the TRIP and requested a determination letter from the Internal Revenue Services (“IRS”) stating that the TRIP satisfies the requirements, in form, to be tax-qualified under Code Section 401(a) upon termination. Because the TRIP is an ERISA plan, the termination is subject to approval by the Pension Benefit Guaranty Corporation (“PBGC”). While we expect to proceed with the termination, we may decide not to proceed for certain reasons including, for example, if the cost to terminate the TRIP exceeds our current expectations. Should we proceed with the termination, participants will receive their full accrued benefits from TRIP assets, and we plan to offer participants who have not started their TRIP benefits an opportunity to elect to receive their benefits in the form of a lump sum distribution or to commence their benefits in the form of monthly annuity payments in connection with the termination of the TRIP. After the termination has been approved by the PBGC, one or more annuity contracts with a qualifying insurer(s) will be purchased to provide TRIP benefits that have not already been distributed.
Upon settlement of the TRIP we are required to remeasure the plan assets and obligation and will recognize a settlement loss for the recognition of the unrecognized losses in accumulated other comprehensive income including the effects of the remeasurement. As of July 2, 2023, the pre-tax accumulated other comprehensive loss related to the TRIP was approximately $200 million. We expect to recognize a portion of the settlement charge during the fourth quarter of 2023, when eligible participants who elect the lump sum option receive their payments, and we expect to recognize the remainder of the settlement charge upon annuitization of the TRIP benefits, which we expect to occur during 2024.
Subsequent event
On July 25, 2023, we executed a definitive agreement to acquire Palette Life Sciences AB (“Palette”), a privately held medical device company that sells a portfolio of hyaluronic acid gel-based products primarily utilized in the treatment of urology diseases including a rectal spacing product used in connection with radiation therapy treatment of prostate cancer. The acquisition will complement our interventional urology product portfolio. Under the terms of the agreement, we will acquire Palette for an initial cash payment of $600 million, with additional consideration of up to $50 million payable upon the achievement of certain commercial milestones. The acquisition is subject to customary closing conditions, including receipt of certain regulatory approvals, and is expected to be completed in the fourth quarter of 2023. We anticipate using borrowings under our revolving credit facility and cash on hand to finance the acquisition.

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
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net revenues

	Three Months Ended		Six Months Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Net revenues	$743.3	$704.5	$1,454.2	$1,346.3
Net revenues for the three months ended July 2, 2023 increased $38.8 million, or 5.5%, compared to the prior year period, primarily due to a $49.1 million increase in sales of new products and price increases, partially offset by a $31.3 million decrease in sales volume of existing products.
Net revenues for the six months ended July 2, 2023 increased $107.9 million, or 8.0%, compared to the prior year period, primarily due to a $112.1 million increase in sales of new products and price increases. The increase in net revenues was partially offset by a $28.2 million decrease in sales volume of existing products, notwithstanding the impact of a five-day increase in the number of shipping days during the six months ended July 2, 2023 and, to a lesser extent, unfavorable fluctuations in foreign currency exchange rates.
Gross profit

	Three Months Ended		Six Months Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Gross profit	$407.8	$388.8	$799.2	$735.1
Percentage of sales	54.9%	55.2%	55.0%	54.6%
Gross margin for the three months ended July 2, 2023 decreased 30 basis points, or 0.5%, compared to the prior year period, primarily due to continued cost inflation from macro-economic factors, specifically, raw materials and labor costs, an increase in costs associated with product recalls and quality issues and an unfavorable impact on manufacturing productivity due to raw material supply. The decrease in gross profit was partially offset by price increases, lower logistics and distribution related costs and benefits from cost improvement initiatives.
Gross margin for the six months ended July 2, 2023 increased 40 basis points, or 0.7%, compared to the prior year period, primarily due to price increases, lower logistics and distribution related costs and benefits from cost improvement initiatives, partially offset by continued cost inflation from macro-economic factors, specifically, raw materials, an increase in costs associated with product recalls and quality issues and an unfavorable impact on manufacturing productivity due to raw material supply.
On April 4, 2023, one of our Mexican subsidiaries received a notification from the Mexican Federal Tax Administration Service (“SAT”) setting forth its preliminary findings with respect to a foreign trade operations audit carried out by SAT for the period from July 1, 2017 to June 6, 2019. The preliminary findings stated that our Mexican subsidiary did not evidence the export of goods temporarily imported under Mexico’s Manufacturing, Maquila and Export Services Industries Program (“IMMEX Program”), therefore triggering the potential obligation for payment of import duties, value added tax, customs processing fees and other fines and penalties. In response to the notification, our Mexican subsidiary has requested that the matter be referred to the Procuraduría de la Defensa del Contribuyente, or “PRODECON,” (local tax ombudsperson) to help facilitate the process. In June, SAT was provided with the appropriate documentation evidencing the export of the goods in accordance with the requirements of the IMMEX Program.

While we cannot predict with certainty the outcome of this audit, based on currently known information, we do not believe a loss is either probable or estimable. Accordingly, no loss contingency has been recorded in our financial statements as of July 2, 2023 related to this matter. However, if the final resolution of the matter is not favorable to us, our Mexican subsidiary may be required to make payment of certain import duties, fines and surcharges, which could be material.
Selling, general and administrative

	Three Months Ended		Six Months Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Selling, general and administrative	$223.3	$216.8	$456.0	$420.8
Percentage of sales	30.0%	30.8%	31.4%	31.3%
Selling, general and administrative expenses for the three months ended July 2, 2023 increased $6.5 million, compared to the prior year period primarily due to higher sales expenses across certain of our product portfolios, higher operating expenses incurred by acquired businesses, primarily Standard Bariatrics and higher IT related costs, partially offset by a decrease in contingent consideration expense resulting from changes in the estimated fair value of our contingent consideration liabilities.
Selling, general and administrative expenses for the six months ended July 2, 2023 increased $35.2 million, compared to the prior year period primarily due to higher sales and marketing expenses across certain of our product portfolios, higher operating expenses incurred by acquired businesses, primarily Standard Bariatrics and higher IT related costs. The increases in selling, general and administrative expenses were partially offset by favorable fluctuations in foreign currency exchange rates and a decrease in contingent consideration expense resulting from changes in the estimated fair value of our contingent consideration liabilities.
Research and development

	Three Months Ended		Six Months Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Research and development	$39.4	$36.9	$80.9	$73.3
Percentage of sales	5.3%	5.2%	5.6%	5.4%
The increases in research and development expenses for the three and six months ended July 2, 2023 compared to the prior year period were primarily attributable to higher project spend within certain of our product portfolios and expenses incurred by Standard Bariatrics, partially offset by lower expenses related to the European Union Medical Device Regulation related costs.
Restructuring and impairment charges (credits)

	Three Months Ended		Six Months Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Restructuring and impairment charges (credits)	$1.5	$(0.1)	$3.7	$2.3
Restructuring charges for the three and six months ended July 2, 2023 primarily consisted of termination benefits related to the 2022 Restructuring plan (defined below).
2022 Restructuring plan
In November 2022, we initiated a strategic restructuring plan designed to improve operating performance and position the organization to deliver long-term durable growth by creating efficiencies that align with our high growth strategic objectives (the “2022 Restructuring plan”). The plan is substantially complete and as a result, we expect future restructuring expenses associated with the plan, if any, to be immaterial.
Respiratory divestiture plan
We have an ongoing restructuring plan, initiated in connection with the Respiratory business divestiture, designed to separate the manufacturing operations to be transferred to Medline from those that will remain with Teleflex (the “Respiratory divestiture plan”). We estimate that we will incur aggregate pre-tax restructuring charges in connection with the Respiratory divestiture plan of $24 million to $30 million.
For additional information regarding our restructuring plans, refer to Note 5 within the condensed consolidated financial statements included in this report.

Interest expense

	Three Months Ended		Six Months Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Interest expense	$17.8	$11.4	$36.1	$21.8
Average interest rate on debt	4.1%	2.3%	4.0%	2.2%
The increases in interest expense for the three and six months ended July 2, 2023 compared to the prior year period were primarily due to higher average interest rates resulting from increases in interest rates associated with our variable interest rate debt instruments partially offset by a decrease in average debt outstanding.
Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Effective income tax rate	12.2%	14.9%	15.9%	15.8%
The effective income tax rate for the three and six months ended July 2, 2023 reflects the tax impact of a non-taxable contingent consideration adjustment recognized in connection with a decrease in the estimated fair value of our contingent consideration liabilities. The effective income tax rate for the six months ended July 2, 2023 reflects an increase in tax expense related to the revaluation of certain U.S. state operating losses and credit carryforwards. The effective income tax rates for all periods reflect a tax benefit from research and development credits and a net-tax benefit related to share-based compensation.

Segment net revenues
	Three Months Ended			Six Months Ended
	July 2, 2023	June 26, 2022	% Increase/(Decrease)	July 2, 2023	June 26, 2022	% Increase/ (Decrease)
Americas	$424.7	$412.7	2.9	$836.5	$790.7	5.8
EMEA	147.8	145.2	1.8	291.2	282.1	3.2
Asia	86.7	76.6	13.1	165.4	145.8	13.5
OEM	84.1	70.0	20.2	161.1	127.7	26.2
Segment net revenues	$743.3	$704.5	5.5	$1,454.2	$1,346.3	8.0

Segment operating profit
	Three Months Ended			Six Months Ended
	July 2, 2023	June 26, 2022	% Increase/(Decrease)	July 2, 2023	June 26, 2022	% Increase/ (Decrease)
Americas	$116.3	$114.5	1.6	$214.9	$211.4	1.7
EMEA	13.1	12.7	2.9	25.9	21.8	18.6
Asia	23.1	21.5	7.7	44.1	38.9	13.5
OEM	23.8	17.8	33.3	43.8	28.8	52.4
Segment operating profit (1)	$176.3	$166.5	5.9	$328.7	$300.9	9.3
(1)See Note 13 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest and taxes.
Comparison of the three and six months ended July 2, 2023 and June 26, 2022
Americas
Americas net revenues for the three months ended July 2, 2023 increased $12.0 million, or 2.9%, compared to the prior year period, which was primarily attributable to a $45.3 million increase in sales of new products and price increases and, to a lesser extent, net revenues generated by Standard Bariatrics. The increase in net revenues was partially offset by a $45.1 million decrease in sales volume of existing products.
Americas net revenues for the six months ended July 2, 2023 increased $45.8 million, or 5.8%, compared to the prior year period, which was primarily attributable to a $100.0 million increase in sales of new products, price increases and, to a lesser extent, net revenues generated by Standard Bariatrics. The increase in net revenues was partially offset by a $74.2 million decrease in sales volume of existing products, notwithstanding the impact of a five-day increase in the number of shipping days during the six months ended July 2, 2023.
Americas operating profit for the three months ended July 2, 2023 increased $1.8 million, or 1.6%, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from price increases and a decrease in contingent consideration expense resulting from changes in the estimated fair value of our contingent consideration liabilities. The increase in operating profit was partially offset by an increase in sales expenses to support higher sales.
Americas operating profit for the six months ended July 2, 2023 increased $3.5 million, or 1.7%, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales and price increases, partially offset by an increase in sales expenses to support higher sales and an increase in research and development expenses across certain of our product portfolios.
EMEA
EMEA net revenues for the three months ended July 2, 2023 increased $2.6 million, or 1.8%, compared to the prior year period, which was primarily attributable to price increases, favorable fluctuations in foreign currency exchange rates and, to a lesser extent, an increase in sales of new products, partially offset by a $3.2 million decrease in sales volume of existing products.
EMEA net revenues for the six months ended July 2, 2023 increased $9.1 million, or 3.2%, compared to the prior year period, which was primarily attributable to a $7.0 million increase in sales volume of existing products reflecting, in part, the impact of an increase in the number of shipping days, and price increases and, to a lesser extent, an increase in sales of new products. The increase in net revenues was partially offset by $5.5 million of unfavorable fluctuations in foreign currency exchange rates.
EMEA operating profit for the three months ended July 2, 2023 increased $0.4 million, or 2.9%, compared to the prior year period, which was primarily attributable to favorable fluctuations in foreign currency exchange rates and lower expenses related to the European Union Medical Device Regulation within research and development expenses, partially offset by a decrease in gross profit due to higher manufacturing costs resulting from continued cost inflation.
EMEA operating profit for the six months ended July 2, 2023 increased $4.1 million, or 18.6%, compared to the prior year period, which was primarily attributable to lower expenses related to the European Union Medical Device Regulation within research and development expenses and favorable fluctuations in foreign currency exchange rates.
Asia
Asia net revenues for the three months ended July 2, 2023 increased $10.1 million, or 13.1%, compared to the prior year period, which was primarily attributable to a $9.2 million increase in sales volume of existing products, an increase in sales of new products and, to a lesser extent, price increases, partially offset by $3.8 million of unfavorable fluctuations in foreign currency exchange rates.
Asia net revenues for the six months ended July 2, 2023 increased $19.6 million, or 13.5%, compared to the prior year period, which was primarily attributable to a $16.3 million increase in sales volume of existing products and a $9.5 million increase in sales of new products, partially offset by $8.9 million of unfavorable fluctuations in foreign currency exchange rates.
Asia operating profit for the three months ended July 2, 2023 increased $1.6 million, or 7.7%, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales, partially offset by unfavorable fluctuations in foreign currency exchange rates and an increase in sales expenses to support higher sales.
Asia operating profit for the six months ended July 2, 2023 increased $5.2 million, or 13.5%, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales, partially offset by unfavorable fluctuations in foreign currency exchange rates and an increase in sales expenses to support higher sales.

OEM
OEM net revenues for the three months ended July 2, 2023 increased $14.1 million, or 20.2%, compared to the prior year period, which was primarily attributable to a $7.7 million increase in sales volume of existing products and price increases.
OEM net revenues for the six months ended July 2, 2023 increased $33.4 million, or 26.2%, compared to the prior year period, which was primarily attributable to a $22.7 million increase in sales volume of existing products and price increases.
OEM operating profit for the three and six months ended July 2, 2023 increased $6.0 million, or 33.3%, and $15.0 million, or 52.4%, respectively, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from price increases and higher sales, partially offset by higher research and development expenses and sales expenses.
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
Cash Flows
Net cash provided by operating activities from continuing operations was $170.6 million for the six months ended July 2, 2023 as compared to $101.9 million for the six months ended June 26, 2022. The $68.7 million increase was primarily attributable to lower tax payments and favorable changes in working capital. The favorable changes in working capital were primarily driven by higher accounts receivable collections compared to the prior year, partially offset by a decrease in accounts payable and accrued expenses from higher payments related to restructuring plans.

Net cash used in investing activities from continuing operations was $29.2 million for the six months ended July 2, 2023, and primarily consisted of capital expenditures of $39.4 million, partially offset by net interest proceeds on swaps designated as net investment hedges of $10.3 million.

Net cash used in financing activities from continuing operations was $186.0 million for the six months ended July 2, 2023, and primarily consisted of a $154.5 million reduction in borrowings and $31.9 million in dividend payments.
In anticipation of the expected completion of the Palette acquisition, we drew $600 million in additional borrowings under our revolving credit facility in July 2023.
Borrowings
The indentures governing our 4.625% Senior Notes due 2027 (the “2027 Notes”) and 4.25% Senior Notes due 2028 (the "2028 Notes") contain covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions. As of July 2, 2023, we were in compliance with these requirements.
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
Summarized Financial Information – Obligor Group
The 2027 Notes are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes is guaranteed, jointly and severally, by an enumerated group of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. Summarized financial information for the Parent and

Guarantor Subsidiaries (collectively, the “Obligor Group”) as of July 2, 2023 and December 31, 2022 and for the six months ended July 2, 2023 is as follows:

	Six Months Ended
	July 2, 2023
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Net revenue	$1,074.4	$154.2	$920.2
Cost of goods sold	693.6	238.6	455.0
Gross profit	380.8	(84.4)	465.2
Income from continuing operations	103.0	45.1	57.9
Net income	102.4	45.1	57.3

	July 2, 2023			December 31, 2022
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Total current assets	$942.1	$182.9	$759.2	$878.3	$110.5	$767.8
Total assets	3,413.3	1,583.5	1,829.8	3,420.3	1,510.9	1,909.4
Total current liabilities	997.6	773.5	224.1	882.9	627.9	255.0
Total liabilities	3,106.2	879.1	2,227.1	3,168.0	712.3	2,455.7
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of July 2, 2023 and December 31, 2022, we had accrued liabilities of approximately $0.6 million and $0.5 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that the outcome of any outstanding lawsuits or claims is likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors
See the information set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in risk factors for the quarter ended July 2, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

10b5-1 Plan

On May 9, 2023, Cameron Hicks, our Corporate Vice President and Chief Human Resources Officer, adopted a trading plan for the sale of shares of our common stock, which plan is intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) (a “10b5-1 Plan”) under the Securities Exchange Act of 1934, as amended. The 10b5-1 Plan provides for the sale in the open market of up to 3,001 shares of our common stock issuable to Mr. Hicks upon the exercise of stock options with expiration dates within the next two years. The 10b5-1 Plan calls for the sales to be completed during a period beginning on August 8, 2023 and ending on May 9, 2024.

Certificate of Incorporation

At our 2023 Annual Meeting of Stockholders held on May 5, 2023 (the “2023 Annual Meeting”), our stockholders approved, among other things, a proposal to eliminate the supermajority voting provisions from our certificate of incorporation (the “Supermajority Elimination Amendment”). The proposal is described more fully in our definitive proxy statement for the 2023 Annual Meeting, filed with the SEC on March 31, 2023, and the voting results from the meeting are set forth in our Current Report on Form 8-K filed with the SEC on May 11, 2023. The record date established for the 2023 Annual Meeting was March 3, 2023, which exceeded by one business day the maximum of 60 days by which a record date is permitted to precede a meeting of stockholders under the Delaware General Corporation Law (the “DGCL”) and our Amended and Restated Bylaws. We intend to seek the approval of the Delaware Court of Chancery, pursuant to Section 205 of the DGCL, to validate and declare effective the approval of the Supermajority Elimination Amendment, as well as the other matters considered and approved by our stockholders at the 2023 Annual Meeting. We will provide further information regarding this process as the proceeding under Section 205 moves forward.

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
The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 2, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Cover Page; (ii) the Condensed Consolidated Statements of Income for the three and six months ended July 2, 2023 and June 26, 2022; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 2, 2023 and June 26, 2022; (iv) the Condensed Consolidated Balance Sheets as of July 2, 2023 and December 31, 2022; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2023 and June 26, 2022; (vi) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended July 2, 2023 and June 26, 2022; and (vii) Notes to Condensed Consolidated Financial Statements.

104.1	—	The cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 2023, formatted in inline XBRL (included in Exhibit 101.1).
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
Dated: August 3, 2023