Form 10-Q
period 2023-10-01
TELEFLEX INC
filed 2023-11-03
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The registrant had 46,992,664 shares of common stock, par value $1.00 per share, outstanding as of October 31, 2023 .

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 1, 2023

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
	(Dollars and shares in thousands, except per share)
Net revenues	$746,389	$686,788	$2,200,580	$2,033,045
Cost of goods sold	330,078	312,833	985,066	924,024
Gross profit	416,311	373,955	1,215,514	1,109,021
Selling, general and administrative expenses	213,194	209,616	669,216	630,373
Research and development expenses	37,576	37,770	118,493	111,064
Restructuring and impairment charges	231	628	3,960	2,950
Gains on sale of asset and business	—	(6,504)	—	(6,504)
Income from continuing operations before interest and taxes	165,310	132,445	423,845	371,138
Interest expense	23,192	13,375	59,291	35,212
Interest income	(7,487)	(126)	(9,486)	(577)
Income from continuing operations before taxes	149,605	119,196	374,040	336,503
Taxes on income from continuing operations	11,935	17,315	47,651	51,700
Income from continuing operations	137,670	101,881	326,389	284,803
Operating (loss) income from discontinued operations	(687)	19	(1,512)	(329)
Tax (benefit) expense on operating loss from discontinued operations	(157)	5	(346)	(76)
(Loss) income from discontinued operations	(530)	14	(1,166)	(253)
Net income	$137,140	$101,895	$325,223	$284,550
Earnings per share:
Basic:
Income from continuing operations	$2.93	$2.17	$6.95	$6.07
Loss from discontinued operations	(0.01)	—	(0.03)	—
Net income	$2.92	$2.17	$6.92	$6.07
Diluted:
Income from continuing operations	$2.91	$2.16	$6.90	$6.02
Loss from discontinued operations	(0.01)	—	(0.02)	(0.01)
Net income	$2.90	$2.16	$6.88	$6.01
Weighted average common shares outstanding
Basic	46,992	46,906	46,974	46,894
Diluted	47,299	47,263	47,304	47,337
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
	(Dollars in thousands)
Net income	$137,140	$101,895	$325,223	$284,550
Other comprehensive (loss) income, net of tax:
Foreign currency translation, net of tax of $(4,667), $(12,477), $(434), and $(20,300) for the three and nine months periods, respectively	(29,417)	(55,194)	(13,368)	(123,576)
Pension and other postretirement benefit plans adjustment, net of tax of $(476), $(716), $(1,182), and $(1,862) for the three and nine months periods, respectively	1,543	2,195	3,951	5,807
Derivatives qualifying as hedges, net of tax of $(116), $(196), $334, and $(330) for the three and nine months periods, respectively	(2,412)	2,502	789	5,536
Other comprehensive (loss) income, net of tax:	(30,286)	(50,497)	(8,628)	(112,233)
Comprehensive income	$106,854	$51,398	$316,595	$172,317
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 1, 2023	December 31, 2022
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$881,499	$292,034
Accounts receivable, net	425,194	408,834
Inventories	625,075	578,507
Prepaid expenses and other current assets	138,657	125,084
Prepaid taxes	26,846	6,524
Total current assets	2,097,271	1,410,983
Property, plant and equipment, net	464,467	447,205
Operating lease assets	123,604	131,211
Goodwill	2,528,305	2,536,730
Intangible assets, net	2,180,539	2,306,165
Deferred tax assets	6,167	6,402
Other assets	93,281	89,367
Total assets	$7,493,634	$6,928,063
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$87,500	$87,500
Accounts payable	130,686	126,807
Accrued expenses	133,067	140,644
Payroll and benefit-related liabilities	127,101	133,092
Accrued interest	17,428	5,332
Income taxes payable	24,375	24,736
Other current liabilities	65,265	63,381
Total current liabilities	585,422	581,492
Long-term borrowings	1,950,123	1,624,023
Deferred tax liabilities	389,080	388,886
Pension and postretirement benefit liabilities	30,051	31,394
Noncurrent liability for uncertain tax positions	6,545	5,805
Noncurrent operating lease liabilities	111,810	120,437
Other liabilities	106,555	154,058
Total liabilities	3,179,586	2,906,095
Commitments and contingencies
Total shareholders' equity	4,314,048	4,021,968
Total liabilities and shareholders' equity	$7,493,634	$6,928,063
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 1, 2023	September 25, 2022
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$325,223	$284,550
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	1,166	253
Depreciation expense	52,687	49,076
Intangible asset amortization expense	125,230	121,904
Deferred financing costs and debt discount amortization expense	2,547	3,150
Changes in contingent consideration	(24,482)	237
Assets impairment charges	—	1,497
Stock-based compensation	22,135	19,804
Gain on sale of business	—	(6,504)
Deferred income taxes, net	2,076	63
Payments for contingent consideration	(289)	(2,983)
Interest benefit on swaps designated as net investment hedges	(15,459)	(15,677)
Other	4,743	(3,953)
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(18,313)	(36,402)
Inventories	(50,702)	(85,293)
Prepaid expenses and other assets	7,487	21,298
Accounts payable, accrued expenses and other liabilities	(16,674)	(26,726)
Income taxes receivable and payable, net	(45,014)	(79,879)
Net cash provided by operating activities from continuing operations	372,361	244,415
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(63,768)	(52,648)
Proceeds from sale of business and assets	—	12,434
Payments for businesses and intangibles acquired, net of cash acquired	(205)	(27,308)
Net interest proceeds on swaps designated as net investment hedges	10,275	10,314
Proceeds from sales of investments	7,300	7,300
Purchase of investments	(11,300)	(7,300)
Net cash used in investing activities from continuing operations	(57,698)	(57,208)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	646,000	—
Reduction in borrowings	(321,625)	(144,250)
Net proceeds (payments) from share based compensation plans and related tax impacts	534	(4,398)
Payments for contingent consideration	(949)	(3,885)
Dividends paid	(47,919)	(47,840)
Net cash provided by (used in) financing activities from continuing operations	276,041	(200,373)
Cash flows from discontinued operations:
Net cash used in operating activities	(579)	(482)
Net cash used in discontinued operations	(579)	(482)
Effect of exchange rate changes on cash and cash equivalents	(660)	(34,177)
Net increase (decrease) in cash and cash equivalents	589,465	(47,825)
Cash and cash equivalents at the beginning of the period	292,034	445,084
Cash and cash equivalents at the end of the period	$881,499	$397,259
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2022	47,957	$47,957	$715,118	$3,817,304	$(403,522)	1,032	$(154,889)	$4,021,968
Net income				76,748				76,748
Cash dividends ($0.34 per share)				(15,969)				(15,969)
Other comprehensive income					22,191			22,191
Shares issued under compensation plans	18	18	2,333			(19)	2,639	4,990
Deferred compensation	—	—	324			(6)	1	325
Balance at April 2, 2023	47,975	47,975	717,775	3,878,083	(381,331)	1,007	(152,249)	4,110,253
Net income				111,335				111,335
Cash dividends ($0.34 per share)				(15,972)				(15,972)
Other comprehensive loss					(533)			(533)
Shares issued under compensation plans	23	23	9,920			—	66	10,009
Balance at July 2, 2023	47,998	47,998	727,695	3,973,446	(381,864)	1,007	(152,183)	4,215,092
Net income				137,140				137,140
Cash dividends ($0.34 per share)				(15,978)				(15,978)
Other comprehensive loss					(30,286)			(30,286)
Shares issued under compensation plans	1	1	8,057			(1)	22	8,080
Balance at October 1, 2023	47,999	$47,999	$735,752	$4,094,608	$(412,150)	1,006	$(152,161)	$4,314,048

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2021	47,929	$47,929	$693,090	$3,517,954	$(346,959)	1,069	$(157,266)	$3,754,748
Net income				77,141				77,141
Cash dividends ($0.34 per share)				(15,946)				(15,946)
Other comprehensive loss					(21,286)			(21,286)
Shares issued under compensation plans	5	5	(950)			(27)	894	(51)
Deferred compensation	—	—	100			(5)	828	928
Balance at March 27, 2022	47,934	47,934	692,240	3,579,149	(368,245)	1,037	(155,544)	3,795,534
Net income				105,514				105,514
Cash dividends ($0.34 per share)				(15,946)				(15,946)
Other comprehensive loss					(40,450)			(40,450)
Shares issued under compensation plans	6	6	7,918			(2)	151	8,075
Deferred compensation	—	—	(2)			—	5	3
Balance at June 26, 2022	47,940	47,940	700,156	3,668,717	$(408,695)	1,035	(155,388)	3,852,730
Net income				101,895				101,895
Cash dividends ($0.34 per share)				(15,948)				(15,948)
Other comprehensive loss					(50,497)			(50,497)
Shares issued under compensation plans	1	1	6,904			(1)	76	6,981
Balance at September 25, 2022	47,941	$47,941	$707,060	$3,754,664	$(459,192)	1,034	$(155,312)	$3,895,161

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
Note 3 — Net revenues
We primarily generate revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when our products are shipped from the manufacturing or distribution facility. For our Original Equipment and Development Services ("OEM") segment, most revenue is recognized over time because the OEM segment generates revenue from the sale of custom products that have no alternative use and we have an enforceable right to payment to the extent that performance has been completed. We market and sell products through our direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers, which constituted 87%, 11% and 2% of consolidated net revenues, respectively, for the nine months ended October 1, 2023. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. With respect to the custom products sold in the OEM segment, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table disaggregates revenue by global product category for the three and nine months ended October 1, 2023 and September 25, 2022.

	Three Months Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Vascular access	$169,919	$167,147	$521,356	$497,188
Anesthesia	97,612	97,608	291,786	289,260
Interventional	134,089	108,738	375,766	319,939
Surgical	112,805	93,124	317,781	282,468
Interventional urology	73,622	78,969	226,819	233,682
OEM	82,309	71,288	243,434	198,947
Other (1)	76,033	69,914	223,638	211,561
Net revenues (2)	$746,389	$686,788	$2,200,580	$2,033,045
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
Note 4 — Acquisitions and Divestiture
2023 acquisition
On July 25, 2023, we executed a definitive agreement to acquire Palette Life Sciences AB (“Palette”), a privately held medical device company that sells a portfolio of hyaluronic acid gel-based products primarily utilized in the treatment of urology diseases including a rectal spacing product used in connection with radiation therapy treatment of prostate cancer. The acquisition will complement our interventional urology product portfolio. On October 10, 2023, we completed the acquisition of Palette using borrowings under our revolving credit facility and cash on hand. Under the terms of the agreement, we acquired Palette for an initial cash payment of $600 million, with additional consideration of up to $50 million payable upon the achievement of certain commercial milestones.
2022 acquisition
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Net revenues attributed to services provided to Medline in accordance with the MSTA, which are presented within our Americas reporting segment, were $21.7 million and $62.7 million for the three and nine months ended October 1, 2023, respectively, and $19.1 million and $60.5 million for the three and nine months ended September 25, 2022, respectively.
Note 5 — Restructuring and impairment charges
Restructuring and impairment charges recognized for the three and nine months ended October 1, 2023 and September 25, 2022 consisted of the following:

Three Months Ended October 1, 2023	Termination Benefits	Other Costs (1)	Total
2023 Footprint realignment plan	$1,296	$—	$1,296
2022 Restructuring plan	244	102	346
Respiratory divestiture plan	(851)	5	(846)
Other restructuring programs (2)	(612)	47	(565)
Restructuring charges	$77	$154	$231

Three Months Ended September 25, 2022
	Termination Benefits	Other Costs (1)	Total
Respiratory divestiture plan	$123	$22	$145
2019 Footprint realignment plan	(50)	16	(34)
2018 Footprint realignment plan	203	252	455
Other restructuring programs (3)	24	38	62
Restructuring charges	$300	$328	$628

Nine Months Ended October 1, 2023
	Termination Benefits	Other Costs (1)	Total
2023 Footprint realignment plan	$1,296	$—	$1,296
2022 Restructuring plan	3,361	313	3,674
Respiratory divestiture plan	(596)	17	(579)
Other restructuring programs (2)	(853)	422	(431)
Restructuring charges	$3,208	$752	$3,960

Nine Months Ended September 25, 2022
	Termination Benefits	Other Costs (1)	Total
Respiratory divestiture plan	$358	$67	$425
2019 Footprint realignment plan	(1,120)	61	(1,059)
2018 Footprint realignment plan	514	547	1,061
Other restructuring programs (3)	750	276	1,026
Restructuring charges	502	951	1,453
Asset impairment charges	—	1,497	1,497
Restructuring and impairment charges	$502	$2,448	$2,950
(1) Other costs include facility closure, contract termination and other exit costs.
(2) Includes activity primarily related to a restructuring plan initiated in the first quarter of 2022 that is designed to relocate manufacturing operations at certain of our facilities (the "2022 Manufacturing relocation plan") and our 2014, 2018, and 2019 Footprint realignment plans.
(3) Includes activity primarily related to the 2022 Manufacturing relocation plan, the 2021 Restructuring plan and the 2014 Footprint realignment plan.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

2023 Footprint Realignment plan
In September 2023, we initiated a restructuring plan primarily involving the relocation of certain manufacturing operations to existing lower-cost locations, the outsourcing of certain manufacturing processes and related workforce reductions (the "2023 Footprint realignment plan"). These actions are expected to be substantially completed by the end of 2027. The following table provides a summary of our estimates of restructuring and restructuring related charges by major type of expense associated with the 2023 Footprint realignment plan:

Total estimated amount expected to be incurred
Plan expense estimates:	(Dollars in millions)
Restructuring charges (1)	$4 million to $6 million
Restructuring related charges (2)	$7 million to $9 million
Total restructuring and restructuring related charges	$11 million to $15 million
(1) Substantially all of the charges consist of employee termination benefit costs.
(2)Restructuring related charges represent costs that are directly related to the 2023 Footprint realignment plan and principally constitute costs to transfer manufacturing operations to existing lower-cost locations and project management costs. Substantially all of these charges are expected to be recognized within cost of goods sold.
We expect substantially all of the restructuring and restructuring related charges will result in future cash outlays, the majority of which will be made between 2024 and 2025. Additionally, we expect to incur $2 million to $3 million in aggregate capital expenditures under the plan, which are expected to be incurred mostly in 2024.
As of October 1, 2023, we maintain a restructuring reserve of $1.3 million in connection with this plan, all of which relate to termination benefits.
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

Total estimated amount expected to be incurred
Plan expense estimates:	(Dollars in millions)
Restructuring charges (1)	$3 million to $3 million
Restructuring related charges (2)	$19 million to $21 million
Total restructuring and restructuring related charges	$22 million to $24 million
(1) Substantially all of the charges consist of employee termination benefit costs.
(2)Consist of charges that are directly related to the Respiratory divestiture plan and principally constitute costs to transfer manufacturing operations to other locations and project management costs. Substantially all of the charges are expected to be recognized within costs of goods sold.
We expect substantially all of the restructuring and restructuring related charges will result in future cash outlays, and we expect to incur $22 million to $24 million in aggregate capital expenditures under the plan.
We recorded restructuring related charges with respect to the Respiratory divestiture plan of $1.6 million and $5.6 million for the three and nine months ended October 1, 2023, respectively, and $2.1 million and $6.5 million for the three and nine months ended September 25, 2022, respectively. The restructuring related charges were included within cost of goods sold.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As of October 1, 2023, we have incurred net aggregate restructuring expenses related to the Respiratory divestiture plan of $2.7 million. Additionally, as of October 1, 2023, we have incurred net aggregate restructuring related charges in connection with the Respiratory divestiture plan of $17.9 million, which were primarily included in cost of goods sold. As of October 1, 2023, we have a restructuring reserve of $2.5 million in connection with this plan.
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

Note 6 — Inventories
Inventories as of October 1, 2023 and December 31, 2022 consisted of the following:

	October 1, 2023	December 31, 2022
Raw materials	$186,216	$186,641
Work-in-process	111,371	98,993
Finished goods	327,488	292,873
Inventories	$625,075	$578,507

Note 7 — Goodwill and other intangible assets
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment for the nine months ended October 1, 2023:

	Americas	EMEA	Asia	OEM	Total
December 31, 2022	$1,731,093	$468,524	$225,103	$112,010	$2,536,730
Currency translation adjustment	2,608	(4,011)	(7,022)	—	(8,425)
October 1, 2023	$1,733,701	$464,513	$218,081	$112,010	$2,528,305
The gross carrying amount of, and accumulated amortization relating to, intangible assets as of October 1, 2023 and December 31, 2022 were as follows:

	Gross Carrying Amount		Accumulated Amortization
	October 1, 2023	December 31, 2022	October 1, 2023	December 31, 2022
Customer relationships	$1,326,706	$1,328,539	$(542,216)	$(497,335)
In-process research and development	26,979	27,075	—	—
Intellectual property	1,600,259	1,599,355	(714,308)	(646,643)
Distribution rights	23,087	23,115	(21,643)	(21,090)
Trade names	562,461	564,023	(80,787)	(71,128)
Non-compete agreements	21,311	21,429	(21,310)	(21,175)
	$3,560,803	$3,563,536	$(1,380,264)	$(1,257,371)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 8 — Borrowings
Our borrowings at October 1, 2023 and December 31, 2022 were as follows:

	October 1, 2023	December 31, 2022
Senior Credit Facility:
Revolving credit facility, at a rate of 6.67% at October 1, 2023, due 2027	$482,000	$148,250
Term loan facility, at a rate of 6.67% at October 1, 2023, due 2027	490,625	500,000
4.625% Senior Notes due 2027	500,000	500,000
4.25% Senior Notes due 2028	500,000	500,000
Securitization program, at a rate of 6.29% at October 1, 2023	75,000	75,000
	2,047,625	1,723,250
Less: Unamortized debt issuance costs	(10,002)	(11,727)
	2,037,623	1,711,523
Current borrowings	(87,500)	(87,500)
Long-term borrowings	$1,950,123	$1,624,023
Note 9 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We enter into the non-designated foreign currency forward contracts for periods consistent with our currency translation exposures, which generally approximate one month. For the three and nine months ended October 1, 2023, we recognized a loss of $1.0 million and a gain of $1.0 million, respectively, related to non-designated foreign currency forward contracts. For the three and nine months ended September 25, 2022, we recognized losses of $1.0 million and $4.2 million, respectively, related to non-designated foreign currency forward contracts.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of October 1, 2023 and December 31, 2022 was $238.1 million and $184.8 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of October 1, 2023 and December 31, 2022 was $140.3 million and $152.9 million, respectively. All open foreign currency forward contracts as of October 1, 2023 have durations of 12 months or less.
Cross-currency interest rate swaps
During 2019, we entered into cross-currency swap agreements with five different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate. Under the terms of the cross-currency swap agreements, we have notionally exchanged $250 million at an annual interest rate of 4.88% for €219.2 million at an annual interest rate of 2.46%. The swap agreements are designed as net investment hedges and expire on March 4, 2024.
During 2018, we entered into cross-currency swap agreements with six different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate (the "2018 Cross-currency swap"). Under the terms of the cross-currency swap agreements, we have notionally exchanged $500 million at an annual interest rate of 4.63% for €433.9 million at an annual interest rate of 1.94%. The swap agreements are designed as net investment hedges. For further discussion related to the 2018 Cross-currency swap refer to subsequent event section below.
The swap agreements described above require an exchange of the notional amounts upon expiration or earlier termination of the agreements. We and the counterparties have agreed to effect the exchange through a net settlement.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI"). The following table summarizes the foreign exchange gains and losses recognized within AOCI and the interest benefit recognized within interest expense related to cross currency swap for the three and nine months ended October 1, 2023 and September 25, 2022:

	Three Months Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Foreign exchange gain	$15,756	$42,189	$1,466	$68,643
Interest benefit	5,171	5,531	15,459	15,677
Subsequent event
On October 4, 2023, the third day of our fourth quarter, the agreements related to our 2018 Cross-currency swap matured resulting in $43.0 million in cash settlement proceeds. On October 2, 2023, we executed new cross-currency swap agreements with six different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate. Under the terms of the cross-currency swap agreements, we have notionally exchanged $500 million at an annual interest rate of 4.63% for €474.7 million at an annual interest rate of 3.05%. The swap agreements are designated as net investment hedges and expire on October 4, 2025.
Balance sheet presentation
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative financial instruments as of October 1, 2023 and December 31, 2022:

	October 1, 2023	December 31, 2022
	Fair Value
Asset derivatives:
Designated foreign currency forward contracts	$4,288	$3,154
Non-designated foreign currency forward contracts	158	41
Cross-currency interest rate swaps	67,500	48,503
Prepaid expenses and other current assets	71,946	51,698
Cross-currency interest rate swaps	—	11,912
Other assets	—	11,912
Total asset derivatives	$71,946	$63,610
Liability derivatives:
Designated foreign currency forward contracts	$2,819	$983
Non-designated foreign currency forward contracts	422	477
Other current liabilities	3,241	1,460
Total liability derivatives	$3,241	$1,460
See Note 11 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax. There was no ineffectiveness related to our cash flow hedges during the three and nine months ended October 1, 2023 and September 25, 2022.
Trade receivables
The allowance for credit losses as of October 1, 2023 and December 31, 2022 was $9.1 million and $8.6 million, respectively. The current portion of the allowance for credit losses, which was $5.2 million and $4.9 million as of October 1, 2023 and December 31, 2022, respectively, was recognized as a reduction of accounts receivable, net.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 10 — Fair value measurement
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of October 1, 2023 and December 31, 2022:

	Total carrying value at October 1, 2023	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$4,761	$4,761	$—	$—
Derivative assets	71,946	—	71,946	—
Derivative liabilities	3,241	—	3,241	—
Contingent consideration liabilities	18,302	—	—	18,302

	Total carrying value at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$10,097	$10,097	$—	$—
Derivative assets	63,610	—	63,610	—
Derivative liabilities	1,460	—	1,460	—
Contingent consideration liabilities	44,022	—	—	44,022
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

Contingent Consideration Liability	Valuation Technique	Unobservable Input
Revenue-based
	Monte Carlo simulation	Revenue volatility	30.6%
		Risk free rate	Cost of debt structure
		Projected year of payment	2024 - 2026
The following table provides information regarding changes in our contingent consideration liabilities for the three and nine months ended October 1, 2023:

Contingent consideration
Balance – December 31, 2022	$44,022
Payments	(1,238)
Revaluations	(24,482)
Balance – October 1, 2023	$18,302
Note 11 — Shareholders' equity
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

	Three Months Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Basic	46,992	46,906	46,974	46,894
Dilutive effect of share-based awards	307	357	330	443
Diluted	47,299	47,263	47,304	47,337
The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share were 0.8 million and 0.7 million for the three and nine months ended October 1, 2023, respectively, and 0.7 million and 0.5 million for the three and nine months ended September 25, 2022, respectively.
The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the nine months ended October 1, 2023 and September 25, 2022:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2022	$4,931	$(135,799)	$(272,654)	$(403,522)
Other comprehensive income (loss) before reclassifications	9,109	(76)	(13,368)	(4,335)
Amounts reclassified from accumulated other comprehensive (loss) income	(8,320)	4,027	—	(4,293)
Net current-period other comprehensive income (loss)	789	3,951	(13,368)	(8,628)
Balance as of October 1, 2023	$5,720	$(131,848)	$(286,022)	$(412,150)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2021	$1,081	$(138,290)	$(209,750)	$(346,959)
Other comprehensive income (loss) before reclassifications	6,871	1,980	(123,576)	(114,725)
Amounts reclassified from accumulated other comprehensive (loss) income	(1,335)	3,827	—	2,492
Net current-period other comprehensive income (loss)	5,536	5,807	(123,576)	(112,233)
Balance as of September 25, 2022	$6,617	$(132,483)	$(333,326)	$(459,192)
The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into (income) expense, net of tax, for the three and nine months ended October 1, 2023 and September 25, 2022:

	Three Months Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
(Gains) Loss on foreign exchange contracts:
Cost of goods sold	$(3,499)	$(1,614)	$(8,734)	$(1,445)
Total before tax	(3,499)	(1,614)	(8,734)	(1,445)
Taxes	34	84	414	110
Net of tax	(3,465)	(1,530)	(8,320)	(1,335)
Amortization of pension and other postretirement benefit items (1):
Actuarial losses	1,851	1,758	5,986	5,747
Prior-service costs	(252)	(252)	(756)	(756)
Total before tax	1,599	1,506	5,230	4,991
Tax benefit	(368)	(352)	(1,203)	(1,164)
Net of tax	1,231	1,154	4,027	3,827
Total reclassifications, net of tax	$(2,234)	$(376)	$(4,293)	$2,492
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans.
Note 12 — Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Effective income tax rate	8.0%	14.5%	12.7%	15.4%
The effective income tax rates for the three and nine months ended October 1, 2023 were 8.0% and 12.7%, respectively. The effective income tax rates for the three and nine months ended October 1, 2023 reflect the tax impact of a non-taxable contingent consideration adjustment recognized in connection with a decrease in the estimated fair value of our contingent consideration liabilities and tax benefits related to the 2023 Footprint Realignment plan and the 2022 Restructuring plan. The effective income tax rates for all periods reflect a tax benefit from research and development credits.

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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At October 1, 2023, we have recorded $2.5 million and $4.1 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of October 1, 2023. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.
Legal matters: We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of October 1, 2023, we have recorded accrued liabilities of $0.6 million in connection with such contingencies, representing our best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters.
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
Other: In 2015, the Italian parliament enacted legislation that, among other things, imposed a “payback” measure on medical device companies that supply goods and services to the Italian National Healthcare System. Under the measure, companies are required to make payments to the Italian government if medical device expenditures in a given year exceed regional expenditure ceilings established for that year. The payment amounts are calculated based on the amount by which the regional ceilings for the given year were exceeded. Considerable uncertainty exists related to the enforceability of and implementation process for the payback law. In response to decrees issued by the Italian Ministry of Health, the various Italian regions issued invoices to medical device companies, including Teleflex, under the payback measure in the fourth quarter of 2022 seeking payment with respect to excess expenditures for the years 2015 through 2018. Following the issuance of the invoices, we and numerous other medical device companies filed appeals with the Italian administrative courts challenging the enforceability of the payback measure, which appeals remain pending. As of October 1, 2023, our reserve for this matter was $12.9 million, of which $2.2 million was recorded as a reduction of revenue in 2023. If the payback was to ultimately be enforced in its existing form, we estimate that we would be required to remit payments in excess of our current reserve of up to $18.6 million.
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
While we cannot predict with certainty the outcome of this audit, based on currently known information, we do not believe a loss is either probable or estimable. Accordingly, no loss contingency has been recorded in our financial statements as of October 1, 2023 related to this matter. However, if the final resolution of the matter is not favorable to us, our Mexican subsidiary may be required to make payment of certain import duties, fines and surcharges, which could be material.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Tax audits and examinations: We are routinely subject to tax examinations by various tax authorities. As of October 1, 2023, the most significant tax examinations in process were in Ireland and Germany. We may establish reserves with respect to our uncertain tax positions, after we adjust the reserves to address developments with respect to our uncertain tax positions, including developments in these tax examinations. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.

Note 14 — Segment information
The following tables present our segment results for the three and nine months ended October 1, 2023 and September 25, 2022:

	Three Months Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Americas	$428,206	$405,038	$1,264,714	$1,195,739
EMEA	142,723	128,437	433,872	410,535
Asia	93,151	82,025	258,560	227,824
OEM	82,309	71,288	243,434	198,947
Net revenues	$746,389	$686,788	$2,200,580	$2,033,045

	Three Months Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Americas	$126,340	$107,180	$341,261	$318,548
EMEA	17,876	7,472	43,744	29,291
Asia	25,978	22,885	70,126	61,796
OEM	23,491	18,438	67,307	47,197
Total segment operating profit (1)	193,685	155,975	522,438	456,832
Unallocated expenses (2)	(28,375)	(23,530)	(98,593)	(85,694)
Income from continuing operations before interest and taxes	$165,310	$132,445	$423,845	$371,138
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
In May 2023, our Board of Directors approved the termination of the Teleflex Incorporated Retirement Income Plan (the “TRIP”), a U.S. defined benefit plan, effective as of August 1, 2023. The TRIP is subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and is intended to be tax-qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (“Code”). Participation in and accrual of benefits under the TRIP have been frozen since 2012, and, as of October 1, 2023, the TRIP assets exceeded the liabilities. In June 2023, we notified participants of our intent to terminate the TRIP and requested a determination letter from the Internal Revenue Services (“IRS”) stating that the TRIP satisfies the requirements, in form, to be tax-qualified under Code Section 401(a) upon termination. In September 2023, a notice of benefits was sent to participants, beneficiaries and alternate payees in connection with the proposed termination. Participants, beneficiaries and alternate payees who had not started their TRIP benefits were offered the opportunity to elect to receive their benefits in the form of a lump sum distribution in connection with the termination of the TRIP or to commence their benefits in the form of monthly annuity payments in accordance with TRIP terms. Because the TRIP is an ERISA plan, the termination is subject to approval by the Pension Benefit Guaranty Corporation (“PBGC”). In September 2023, we filed a termination notice with the PBGC for approval. After the termination has been approved by the PBGC, one or more annuity contracts with a qualifying insurer(s) will be purchased to provide TRIP benefits that have not already been distributed. While we expect to proceed with the termination, we may decide not to proceed for certain reasons including, for example, if the cost to terminate the TRIP exceeds our current expectations. Should the Company proceed with the termination, participants, beneficiaries, and alternate payees will each receive the full value of their benefit under the TRIP, paid either from TRIP assets or from an annuity contract purchase as described under this paragraph.
Upon settlement of the TRIP, we are required to remeasure the plan assets and obligation and will recognize a settlement loss for the recognition of the unrecognized losses in accumulated other comprehensive income including the effects of the remeasurement. As of October 1, 2023, the pre-tax accumulated other comprehensive loss related to the TRIP was approximately $200 million. We expect to recognize a portion of the settlement charge during the fourth quarter of 2023, when eligible participants who elect the lump sum option receive their payments, and we expect to recognize the remainder of the settlement charge upon annuitization of the TRIP benefits, which we expect to occur during 2024. Based on notices we have processed from participants electing the lump sum option to receive their payments, we estimate we will recognize a settlement charge of between $45 million and $55 million during the fourth quarter of 2023.
On July 25, 2023, we executed a definitive agreement to acquire Palette Life Sciences AB (“Palette”), a privately held medical device company that sells a portfolio of hyaluronic acid gel-based products primarily utilized in the treatment of urology diseases including a rectal spacing product used in connection with radiation therapy treatment of prostate cancer. The acquisition will complement our interventional urology product portfolio. On October 10,

2023, we completed the acquisition of Palette using borrowings under our revolving credit facility and cash on hand. Under the terms of the agreement, we acquired Palette for an initial cash payment of $600 million, with additional consideration of up to $50 million payable upon the achievement of certain commercial milestones.
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
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net revenues

	Three Months Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Net revenues	$746.4	$686.8	$2,200.6	$2,033.0
Net revenues for the three months ended October 1, 2023 increased $59.6 million, or 8.7%, compared to the prior year period, primarily due to a $29.9 million increase in sales of new products, price increases and, to a lesser extent, favorable fluctuations in foreign currency exchange rates.
Net revenues for the nine months ended October 1, 2023 increased $167.6 million, or 8.2%, compared to the prior year period, primarily due to a $142.0 million increase in sales of new products and price increases, partially offset by a $31.4 million decrease in sales volume of existing products, notwithstanding the impact of a five-day increase in the number of shipping days during the nine months ended October 1, 2023. The increase in sales of new products and the decrease in sales of volumes of existing products primarily reflect the conversion to the next generation of an existing product.
Gross profit

	Three Months Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Gross profit	$416.3	$374.0	$1,215.5	$1,109.0
Percentage of sales	55.8%	54.4%	55.2%	54.5%
Gross margin for the three months ended October 1, 2023 increased 140 basis points, or 2.6%, compared to the prior year period, primarily due to price increases, benefits from cost improvement initiatives and lower logistics and distribution related costs, partially offset by continued cost inflation from macro-economic factors, specifically, raw materials and unfavorable fluctuations in foreign currency exchange rates.
Gross margin for the nine months ended October 1, 2023 increased 70 basis points, or 1.3%, compared to the prior year period, primarily due to price increases, lower logistics and distribution related costs and benefits from cost improvement initiatives, partially offset by continued cost inflation from macro-economic factors, specifically, raw materials, an unfavorable impact on manufacturing productivity due to raw material supply and an increase in costs associated with product recalls and quality issues.
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

While we cannot predict with certainty the outcome of this audit, based on currently known information, we do not believe a loss is either probable or estimable. Accordingly, no loss contingency has been recorded in our financial statements as of October 1, 2023 related to this matter. However, if the final resolution of the matter is not favorable to us, our Mexican subsidiary may be required to make payment of certain import duties, fines and surcharges, which could be material.
Selling, general and administrative

	Three Months Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Selling, general and administrative	$213.2	$209.6	$669.2	$630.4
Percentage of sales	28.6%	30.5%	30.4%	31.0%
Selling, general and administrative expenses for the three months ended October 1, 2023 increased $3.6 million, compared to the prior year period primarily due to higher sales expenses across certain of our product portfolios, higher performance related employee-benefit costs, higher expenses incurred by acquired businesses, primarily Standard Bariatrics, unfavorable fluctuations in foreign currency exchange rates and, to a lesser extent, higher IT related costs. The increases in selling, general and administrative expenses were partially offset by a decrease in contingent consideration expense resulting from changes in the estimated fair value of our contingent consideration liabilities.
Selling, general and administrative expenses for the nine months ended October 1, 2023 increased $38.8 million, compared to the prior year period primarily due to higher sales expenses across certain of our product portfolios, higher operating expenses incurred by acquired businesses, primarily Standard Bariatrics, higher IT related costs and higher performance related employee-benefit costs. The increases in selling, general and administrative expenses were partially offset by a decrease in contingent consideration expense resulting from changes in the estimated fair value of our contingent consideration liabilities.
Research and development

	Three Months Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Research and development	$37.6	$37.8	$118.5	$111.1
Percentage of sales	5.0%	5.5%	5.4%	5.5%
The decrease in research and development expenses for the three months ended October 1, 2023 compared to the prior year period was primarily attributable to lower expenses related to the European Union Medical Device Regulation related costs, partially offset by higher project spend within certain of our product portfolios and expenses incurred by Standard Bariatrics.
The increase in research and development expenses for the nine months ended October 1, 2023 compared to the prior year period was primarily attributable to higher project spend within certain of our product portfolios and expenses incurred by Standard Bariatrics, partially offset by lower expenses related to the European Union Medical Device Regulation related costs.
Restructuring and impairment charges

	Three Months Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Restructuring and impairment charges	$0.2	$0.6	$4.0	$3.0
Restructuring charges for the three months ended October 1, 2023 primarily consisted of termination benefits related to the 2023 Footprint realignment plan, partially offset by credits due to changes in estimates with respect to termination benefits related to the Respiratory divestiture plan.
Restructuring charges for the nine months ended October 1, 2023 primarily consisted of termination benefits related to the 2023 Footprint realignment plan and the 2022 Restructuring plan, partially offset by credits due to changes in estimates with respect to termination benefits related to the Respiratory divestiture plan.
2023 Footprint Realignment plan

During the third quarter of 2023, we initiated a restructuring plan primarily involving the relocation of certain manufacturing operations to existing lower-cost locations, the outsourcing of certain manufacturing processes and related workforce reductions (the "2023 Footprint realignment plan"). We estimate that we will incur $11 million to $15 million in aggregate pre-tax restructuring and restructuring related charges in connection with the 2023 Footprint Realignment plan. We expect this plan will be substantially completed by the end of 2027.
We expect to begin realizing plan-related savings in 2024 and expect to achieve annual pre-tax savings of $2 million to $4 million once the plan is fully implemented.
Respiratory divestiture plan

We have an ongoing restructuring initiative, initiated in connection with the Respiratory business divestiture, designed to separate the manufacturing operations to be transferred to Medline from those that will remain with Teleflex (the “Respiratory divestiture plan”). We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the Respiratory divestiture plan of $22 million to $24 million. We expect this plan will be substantially completed by the end of 2023.
For additional information regarding our restructuring plans, refer to Note 5 within the condensed consolidated financial statements included in this report.
Interest income and expense

	Three Months Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Interest expense	$23.2	$13.4	$59.3	$35.2
Average interest rate on debt	4.6%	3.0%	4.3%	2.5%
Interest income	$(7.5)	$(0.1)	$(9.5)	$(0.6)
The increase in interest expense for the three months ended October 1, 2023 compared to the prior year period was primarily due to higher average interest rates resulting from increases in interest rates associated with our variable interest rate debt instruments and an increase in average debt outstanding.
The increase in interest expense for the nine months ended October 1, 2023 compared to the prior year period was primarily due to higher average interest rates resulting from increases in interest rates associated with our variable interest rate debt instruments.
Interest income for the three and nine months ended October 1, 2023 increased compared to the prior year periods primarily due to higher investments in time deposits and money market mutual funds.
Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Effective income tax rate	8.0%	14.5%	12.7%	15.4%
The effective income tax rates for the three and nine months ended October 1, 2023 reflect the tax impact of a non-taxable contingent consideration adjustment recognized in connection with a decrease in the estimated fair value of our contingent consideration liabilities and tax benefits related to the 2023 Footprint Realignment plan and the 2022 Restructuring plan. The effective income tax rates for all periods reflect a tax benefit from research and development credits.

Segment net revenues
	Three Months Ended			Nine Months Ended
	October 1, 2023	September 25, 2022	% Increase/(Decrease)	October 1, 2023	September 25, 2022	% Increase/ (Decrease)
Americas	$428.2	$405.1	5.7	$1,264.7	$1,195.7	5.8
EMEA	142.7	128.4	11.1	433.9	410.5	5.7
Asia	93.2	82.0	13.6	258.6	227.8	13.5
OEM	82.3	71.3	15.5	243.4	199.0	22.4
Segment net revenues	$746.4	$686.8	8.7	$2,200.6	$2,033.0	8.2

Segment operating profit
	Three Months Ended			Nine Months Ended
	October 1, 2023	September 25, 2022	% Increase/(Decrease)	October 1, 2023	September 25, 2022	% Increase/ (Decrease)
Americas	$126.3	$107.2	17.9	$341.3	$318.5	7.1
EMEA	17.9	7.5	139.2	43.7	29.3	49.3
Asia	26.0	22.9	13.5	70.1	61.8	13.5
OEM	23.5	18.4	27.4	67.3	47.2	42.6
Segment operating profit (1)	$193.7	$156.0	24.2	$522.4	$456.8	14.4
(1)See Note 14 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest and taxes.
Comparison of the three and nine months ended October 1, 2023 and September 25, 2022
Americas
Americas net revenues for the three months ended October 1, 2023 increased $23.1 million, or 5.7%, compared to the prior year period, which was primarily attributable to a $20.6 million increase in sales of new products and price increases, partially offset by a $12.2 million decrease in sales volume of existing products.
Americas net revenues for the nine months ended October 1, 2023 increased $69.0 million, or 5.8%, compared to the prior year period, which was primarily attributable to a $120.6 million increase in sales of new products and price increases, partially offset by a $86.4 million decrease in sales volume of existing products, notwithstanding the impact of a five-day increase in the number of shipping days during the nine months ended October 1, 2023.
The increase in sales of new products and the decrease in sales of volumes of existing products in both periods primarily reflect the conversion to the next generation of an existing product.
Americas operating profit for the three months ended October 1, 2023 increased $19.1 million, or 17.9%, compared to the prior year period, which was primarily attributable to a decrease in contingent consideration expense resulting from changes in the estimated fair value of our contingent consideration liabilities and an increase in gross profit resulting from higher sales and price increases. The increases in operating profit were partially offset by an increase in sales expenses to support higher sales.
Americas operating profit for the nine months ended October 1, 2023 increased $22.8 million, or 7.1%, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales and price increases and a decrease in contingent consideration expense resulting from changes in the estimated fair value of our contingent consideration liabilities. The increases in operating profit were partially offset by an increase in sales expenses to support higher sales and an increase in research and development expenses across certain of our product portfolios.
EMEA
EMEA net revenues for the three months ended October 1, 2023 increased $14.3 million, or 11.1%, compared to the prior year period, which was primarily attributable to $8.8 million in favorable fluctuations in foreign currency exchange rates and price increases.
EMEA net revenues for the nine months ended October 1, 2023 increased $23.4 million, or 5.7%, compared to the prior year period, which was primarily attributable to a $8.3 million increase in sales volume of existing products reflecting, in part, the impact of an increase in the number of shipping days, price increases and an increase in sales of new products.
EMEA operating profit for the three and nine months ended October 1, 2023 increased $10.4 million, or 139.2%, and $14.4 million, or 49.3%, respectively, compared to the prior year periods, which was primarily attributable to favorable fluctuations in foreign currency exchange rates and lower expenses related to the European Union Medical Device Regulation within research and development expenses.
Asia
Asia net revenues for the three months ended October 1, 2023 increased $11.2 million, or 13.6%, compared to the prior year period, which was primarily attributable to a $7.6 million increase in sales of new products, an increase in sales volume of existing products and, to a lesser extent, price increases. The increases in net revenues were partially offset by unfavorable fluctuations in foreign currency exchange rates.
Asia net revenues for the nine months ended October 1, 2023 increased $30.8 million, or 13.5%, compared to the prior year period, which was primarily attributable to a $20.1 million increase in sales volume of existing products and a $17.2 million increase in sales of new products, partially offset by unfavorable fluctuations in foreign currency exchange rates.
Asia operating profit for the three and nine months ended October 1, 2023 increased $3.1 million, or 13.5%, and $8.3 million, or 13.5%, respectively, compared to the prior year periods, which was primarily attributable to an increase in gross profit resulting from higher sales, partially offset by unfavorable fluctuations in foreign currency exchange rates and an increase in sales expenses to support higher sales.
OEM
OEM net revenues for the three months ended October 1, 2023 increased $11.0 million, or 15.5%, compared to the prior year period, which was primarily attributable to price increases and a $3.9 million increase in sales volume of existing products.
OEM net revenues for the nine months ended October 1, 2023 increased $44.4 million, or 22.4%, compared to the prior year period, which was primarily attributable to a $26.6 million increase in sales volume of existing products and price increases.
OEM operating profit for the three and nine months ended October 1, 2023 increased $5.1 million, or 27.4%, and $20.1 million, or 42.6%, respectively, compared to the respective prior year periods, which was primarily attributable to an increase in gross profit resulting from price increases and higher sales, partially offset by higher research and development expenses.
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
On October 4, 2023, the third day of our fourth quarter, the agreements related to our 2018 Cross-currency swap matured resulting in $43.0 million in cash settlement proceeds. On October 2, 2023, we executed new cross-currency swap agreements with six different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate. Under the terms of the swap agreements, we notionally exchanged $500 million at an interest rate of 4.63% for €474.7 million at an interest rate of 3.05%. The swap agreements, which expire on October 4, 2025, are designated as net investment hedges and require an exchange of the notional amounts upon expiration or the earlier termination of the agreements. We and the counterparties have agreed to effect the exchange through a net settlement. As a result, we may be required to pay (or be entitled to receive) an amount equal to the difference, on the expiration or earlier termination date, between the U.S. dollar equivalent of the €474.7 million notional amount and the $500 million notional amount. The swap agreements entail risk that the counterparties will not fulfill their obligations under the agreements. However, we believe the risk is reduced because we have entered into separate agreements with six different counterparties, all of whom are large, well-established financial institutions. Based on the U.S. dollar to euro currency exchange rate in effect on October 4, 2023, and assuming exchange rates remain constant throughout the two-year term of the swap agreements, we would realize a reduction in annual cash interest expense of $7.9 million.
Cash Flows
Net cash provided by operating activities from continuing operations was $372.4 million for the nine months ended October 1, 2023 as compared to $244.4 million for the nine months ended September 25, 2022. The $128.0 million increase was primarily attributable to favorable operating results, lower tax payments and favorable changes in working capital. The favorable changes in working capital were primarily driven by lower inventory purchases stemming from the build up on inventory in the prior year due to elevated global supply chain volatility.

Net cash used in investing activities from continuing operations was $57.7 million for the nine months ended October 1, 2023, and primarily consisted of $63.8 million of capital expenditures, partially offset by net interest proceeds on swaps designated as net investment hedges of $10.3 million.

Net cash provided by financing activities from continuing operations was $276.0 million for the nine months ended October 1, 2023, and primarily consisted of $324.4 million net proceeds from borrowings resulting from a $600 million draw on our Senior Credit facility to fund the fourth quarter acquisition of Palette, partially offset by previous payments against the Senior Credit facility. Net cash provided by financing activities for the year also reflects $47.9 million in dividend payments.
Borrowings
The indentures governing our 4.625% Senior Notes due 2027 (the “2027 Notes”) and 4.25% Senior Notes due 2028 (the "2028 Notes") contain covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions. As of October 1, 2023, we were in compliance with these requirements.
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
Summarized Financial Information – Obligor Group
The 2027 Notes are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes is guaranteed, jointly and severally, by an enumerated group of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. Summarized financial information for the Parent and Guarantor Subsidiaries (collectively, the “Obligor Group”) as of October 1, 2023 and December 31, 2022 and for the nine months ended October 1, 2023 is as follows:

	Nine Months Ended
	October 1, 2023
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Net revenue	$1,610.6	$220.0	$1,390.6
Cost of goods sold	1,065.4	336.9	728.5
Gross profit	545.2	(116.9)	662.1
Income from continuing operations	151.6	75.8	75.8
Net income	150.4	75.8	74.6

	October 1, 2023			December 31, 2022
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Total current assets	$1,580.0	$156.2	$1,423.8	$878.3	$110.5	$767.8
Total assets	4,061.2	1,565.7	2,495.5	3,420.3	1,510.9	1,909.4
Total current liabilities	1,079.7	836.9	242.8	882.9	627.9	255.0
Total liabilities	3,668.4	952.1	2,716.3	3,168.0	712.3	2,455.7
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
Forward-Looking Statements
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks and uncertainties, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers; delays or cancellations in shipments; demand for and market acceptance of new and existing products; the impact of inflation and disruptions in our global supply chain on us and our suppliers (particularly sole-source suppliers and providers of sterilization services), including fluctuations in the cost and availability of resins and other raw materials, as well as certain components, used in the production or sterilization of our products, transportation constraints and delays, product shortages, energy shortages or increased energy costs, labor shortages in the United States and elsewhere, and increased operating and labor costs; our inability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with our expectations; our inability to effectively execute our restructuring programs; our inability to realize anticipated savings resulting from restructuring plans and programs; the impact of enacted healthcare reform legislation and proposals to amend, replace or repeal the legislation; changes in Medicare, Medicaid and third party coverage and reimbursements; the impact of tax legislation and related regulations; competitive market conditions and resulting effects on revenues and pricing; global economic factors, including currency exchange rates, interest rates, trade disputes, sovereign debt issues, and international conflicts and hostilities, such as the ongoing conflicts in Ukraine and Israel; public health epidemics including the novel coronavirus (referred to as COVID-19); difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise explicitly stated by us or as required by law or regulation.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, commercial disputes, intellectual property, contract, employment, environmental and other matters. As of October 1, 2023 and December 31, 2022, we had accrued liabilities of approximately $0.6 million and $0.5 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that the outcome of any outstanding lawsuits or claims is likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors
See the information set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in risk factors for the quarter ended October 1, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended October 1, 2023, none of our directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

Certificate of Incorporation

At our 2023 Annual Meeting of Stockholders held on May 5, 2023 (the “2023 Annual Meeting”), our stockholders approved, among other things, proposals to (i) amend our Amended and Restated Certificate of Incorporation to eliminate supermajority voting provisions; and (ii) approve our 2023 Stock Incentive Plan (collectively, the "2023 Stockholder Actions"). The 2023 Stockholder Actions are described more fully in our definitive proxy statement for the 2023 Annual Meeting, filed with the SEC on March 31, 2023, and the voting results from the meeting, which were overwhelmingly in favor of both of the 2023 Stockholder Actions, are set forth in our Current Report on Form 8-K filed with the SEC on May 11, 2023. The record date established for the 2023 Annual Meeting was March 3, 2023, which exceeded by one business day the maximum of 60 days by which a record date is permitted to precede a meeting of stockholders under the Delaware General Corporation Law (the “DGCL”) and our Amended and Restated Bylaws. In August 2023, we filed a petition in the Delaware Court of Chancery pursuant to Section 205 of the DGCL seeking an order validating and declaring effective the 2023 Stockholder Actions. On September 18, 2023, the Court of Chancery issued an order approving our petition in full.

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
The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 1, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Cover Page; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended October 1, 2023 and September 25, 2022; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 1, 2023 and September 25, 2022; (iv) the Condensed Consolidated Balance Sheets as of October 1, 2023 and December 31, 2022; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2023 and September 25, 2022; (vi) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended October 1, 2023 and September 25, 2022; and (vii) Notes to Condensed Consolidated Financial Statements.

104.1	—	The cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2023, formatted in inline XBRL (included in Exhibit 101.1).
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
Dated: November 3, 2023