Form 10-K
period 2023-12-31
TELEFLEX INC
filed 2024-02-23
CIK 96943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨ ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant 23,278,479 shares on July 2, 2023 (the last business day of the registrant’s most recently completed fiscal second quarter) was $5,634,090,327(1). The aggregate market value was computed by reference to the closing price of the Common Stock on such date, as reported by the New York Stock Exchange.

The registrant had 47,056,482 shares of Common Stock outstanding as of February 20, 2024.
DOCUMENT INCORPORATED BY REFERENCE:

Certain provisions of the registrant’s definitive proxy statement in connection with its 2024 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s fiscal year, are incorporated by reference in Part III hereof.

(1) For purposes of this computation only, the registrant has defined “affiliate” as including executive officers and directors of the registrant and owners of more than five percent of the common stock of the registrant, without conceding that all such persons are “affiliates” for purposes of the federal securities laws.

TELEFLEX INCORPORATED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

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
•global economic factors, including currency exchange rates, interest rates, trade disputes, sovereign debt issues and international conflicts and hostilities, such as the ongoing conflicts between Russia and Ukraine and in the Middle East;
•public health epidemics and pandemics, such as COVID-19;
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
In 2021, we divested certain product lines within our global respiratory product portfolio to Medline Industries, Inc. (“Medline”) (the "Respiratory business divestiture"). We completed the initial phase of the Respiratory business divestiture on June 28, 2021. The second and final phase of the Respiratory business divestiture was completed in December 2023 with the transfer of certain additional manufacturing assets to Medline.
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
The following charts depict our net revenues by reportable operating segment as a percentage of our total consolidated net revenues for the years ended December 31, 2023, 2022 and 2021:
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
Our catheters are used in a wide range of procedures, including the administration of intravenous therapies, the measurement of blood pressure and the withdrawal of blood samples through a single puncture site. Many of our catheters provide antimicrobial and antithrombogenic protection technology that has been shown to reduce the risk of catheter related bloodstream infections and microbial colonization and thrombus accumulation on catheter surfaces.
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
Interventional: Our Interventional product category offers devices that facilitate a variety of applications to diagnose and deliver treatment of coronary and peripheral vascular disease. These products primarily consist of a variety of coronary catheters, structural heart support devices, peripheral intervention products and mechanical circulatory support platform used by interventional cardiologists, interventional radiologists and vascular surgeons. Clinical benefits of our products include increased vein and artery access, post-procedure closure, and increased support during complex medical procedures. Our primary product offerings consist of a portfolio of Arrow branded intra-aortic balloon pumps and catheters, GuideLiner, Turnpike and TrapLiner catheters, the MANTA Vascular Closure device and Arrow OnControl powered bone biopsy system.
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
Surgical: Our Surgical product category consists of single-use and reusable devices designed for use in a variety of surgical procedures. These products primarily consist of metal and polymer ligating clips, fascial closure surgical systems used in laparoscopic surgical procedures, percutaneous surgical systems, a powered bariatric stapler, and other surgical instruments used in Ear, Nose and Throat and Cardio-Vascular and Thoracic procedures. Our significant surgical brands include Weck, MiniLap, Pleur-Evac, Deknatel, KMedic, Pilling and Titan SGS.

Interventional Urology: Our Interventional Urology product category includes the UroLift System, a minimally invasive technology for treating lower urinary tract symptoms due to benign prostatic hyperplasia, or BPH. The UroLift System involves the placement of permanent implants, typically through a transurethral outpatient procedure, that hold the prostate lobes apart to relieve compression on the urethra without cutting, heating or removing prostate tissue. In 2023, we expanded our product portfolio with the acquisition of Palette Life Sciences AB (“Palette”), which adds a portfolio of hyaluronic acid gel-based products primarily utilized in the treatment of urological diseases, including Barrigel, a rectal spacing product used in connection with radiation therapy treatment of prostate cancer. Our Interventional Urology product portfolio is most heavily weighted in our Americas segment.
Respiratory: Our respiratory products are used in a variety of care settings and primarily consist of humidification and oxygen therapy products. This product category previously included aerosol therapy, spirometry and ventilation management products, as well as certain other oxygen therapy products, all of which were included in the Respiratory business divestiture.
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
OUR MARKETS
We generally serve three end-markets: hospitals and healthcare providers, medical device manufacturers and home care. These markets are affected by a number of factors, including demographics, utilization and reimbursement patterns. The following charts depict the percentage of net revenues for the years ended December 31, 2023, 2022 and 2021 derived from each of our end markets:
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
A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) clearance or a de novo authorization. The sponsor of a clinical trial must comply with and conduct the study in accordance with the applicable federal regulations, including the FDA’s requirements for investigational device exemption (“IDE”) requirements and good clinical practice (“GCP”). Clinical trials must also be approved, and are subject to continuing oversight, by an institutional review board ("IRB"), which is an appropriately constituted group that has been formally designated to review biomedical research involving human subjects and which has the authority to approve, require modifications to, or disapprove research to protect the rights, safety, and welfare of human research subjects. The FDA may order the temporary or permanent hold or discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects. An IRB may also require the clinical trial to be halted at a given clinical trial site for failure to comply with the IRB’s requirements or to adequately ensure the protection of human subjects, or may impose other conditions. Conducting medical device clinical trials is a complex and costly activity and frequently requires the use of outsourced resources that specialize in planning, conducting and/or monitoring the clinical trial for the medical device manufacturer.
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
•unique device identifier (“UDI”) requirements for device labels, packaging, and, for certain reusable devices, direct marking of certain reusable devices and for submission of information to FDA’s Global Unique Device Identification Database (“GUDID”);
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
Our manufacturing facilities, as well as those of certain of our suppliers, are subject to periodic and for-cause inspections by FDA personnel to verify compliance with the QSR (21 CFR Part 820) as well as other regulatory requirements. Similar inspections and audits are performed by Notified Bodies to verify compliance to applicable

ISO standards (e.g. ISO 13485:2016), by auditing organizations under the Medical Device Single Audit Program ("MDSAP") applicable to regulatory requirements of Australia, Brazil, Canada, Japan and the U.S., and/or by regulatory authorities to verify compliance with medical device regulations and requirements from the countries in which we distribute product. If the FDA were to find that we or one or more of our suppliers have failed to comply with applicable regulations, it could institute a wide variety of enforcement actions, ranging from issuance of a warning or untitled letter to more severe sanctions, such as product recalls or seizures, civil penalties, consent decrees, injunctions, criminal prosecution, operating restrictions, partial suspension or total shutdown of production, refusal to permit importation or exportation, refusal to grant, or delays in granting, clearances or approvals or withdrawal or suspension of existing clearances or approvals. The FDA also has the authority under certain circumstances to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us. Any of these actions could have an adverse effect on our business.
Regulation of Medical Devices Outside of the U.S.
Medical device laws also are in effect in many of the markets outside of the U.S. in which we do business. These laws range from comprehensive device approval requirements for some or all of our products to requests for product data or certifications. Inspection of and controls over manufacturing, as well as monitoring of device-related adverse events, are components of most of these regulatory systems. Manufacturing certification requirements and audits through the MDSAP program or other regulatory authority inspections also apply. In addition, the European Union (“EU”) has adopted the EU Medical Device Regulation (the “EU MDR”), which imposes stricter requirements for the marketing and sale of medical devices as compared to the predecessor Medical Device Directive (the "EU MDD"), including in the area of clinical evaluation requirements, quality systems, economic operators and post-market surveillance. The EU MDR went into effect in May 2021. As of the effective date, new and modified devices must be certified under, and be compliant with, the EU MDR. Devices that previously satisfied EU MDD requirements can continue to be marketed in the EU, subject to certain limitations, until the expiration of their current EU MDD certifications, originally to be no later than May 2024, but certain EU MDR requirements went into effect for such devices in May 2021. In February 2023, the European Parliament and Council approved an amendment to extend the EU MDR certification deadline for currently marketed devices past May 2024, with December 2027 as the new deadline for highest-risk devices and December 2028 for lower-risk devices. We will need to obtain new certifications under the EU MDR for medical devices previously authorized under the EU MDD. As a result, Teleflex will incur expenditures in connection with the new registration of medical devices that previously had been registered under the MDD. Failure to obtain EU MDR certifications prior to the expiration of existing EU MDD certifications may limit our ability to sell certain products in the EU until EU MDR certification is obtained. Failure to meet the applicable EU MDR requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.
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
Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”), imposes regulatory mandates and other measures designed to contain the cost of healthcare, in addition to annual reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians or teaching hospitals. Violations of these laws are punishable by a range of fines, penalties and other sanctions.
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
HUMAN CAPITAL
As of December 31, 2023, we employed approximately 14,500 employees, including 4,000 employees in the U.S. and 10,500 employees in 34 other countries around the world. Our global supply chain employees make up 54% of the total employee population and are located primarily in Mexico, Malaysia and the Czech Republic. Our commercial organization comprises 27% of the global employee base. The remaining 19% of employees work in various corporate functions, based in each of our locations.
We believe our employees are a significant differentiating factor and play a critical role in our ability to deliver on our commitments to patients and execute our strategy to our customers and shareholders. Our management team places significant focus and attention on matters affecting our people, particularly our commitment to our Core Values, capability development, total rewards and diversity, as well as how each employee experiences our culture.
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

DEI initiatives in Teleflex are supported by our Global DEI Council, composed of senior leadership from across the organization, and our four Regional DEI Councils in each of our U.S. & Canada, Latin America, EMEA, and Asia Pacific regions. The Regional DEI Councils are representative of employees from all levels, functions, and regions, acting as a guiding hub of perspectives and experiences to enrich the importance of DEI in Teleflex.

Within our Regional DEI Councils, each of our Employee Resources Groups (ERGs) are represented by a member of their leadership committee to share the progress, knowledge, and initiatives from their respective ERG.

Our ERG footprint extends to each of our four regions, providing our people with employee-driven communities that focus on initiatives such as supporting working parents and caregivers, coordinating mentorship and development opportunities, promoting cultural awareness and understanding, and connecting employees with shared experiences, interests or backgrounds.

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

We collect and regularly review several measures of diversity within our global workforce. Some illustrative and notable highlights of our new hires from the January to December 2023 period are as follows:
•At 55%, females made up the majority of our new hires globally;
•Of the 3,812 total global hires, 44% were aged 20-29, followed by 28% aged 30-39 and 15% aged 40-49; and
•In the US, approximately 50% of our new hires represented minority ethnicities including Black (24%), Asian (12%), and Hispanic (9%).
Talent Management, Development and Learning
We are committed to providing our employees with opportunities for growth, development, and career advancement and to building a high-performance culture that supports our Core Values throughout the employee lifecycle. We have a clear talent management process that provides regular coaching check-ins between employees and their managers to review the employee’s developmental objectives and career progression. We also regularly review our talent portfolio and succession plans to ensure we can deliver on our company strategy.
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
In 2021 and 2023, we performed an in-depth pay equity analysis on the pay practices within our organization. As part of that analysis on our compensation programs, no systemic gender bias was identified and within the United States, no systemic ethnicity bias was identified. We continue to explore where we can expand our pay equity analyses in the jurisdictions in which we operate. We conduct pay equity analyses on a regular, periodic basis to ensure we continue to align to our commitments and Core Values.
Environmental, Health and Safety
Our Environmental Health and Safety (EHS) vision is to protect the safety and health of Teleflex personnel and the environments in which we operate. We have a vested interest in protecting our most valuable assets – our employees. Everyone is a steward of EHS, fostering a culture of being actively responsible in all our operations. We remain fully committed to complying with all relevant EHS legislation and to achieving our vision. We have and will continue to expend resources to construct, maintain, operate, and improve our facilities across the globe for environmental, health, safety and sustainability of our operations for the protection and benefit of our employees and others. Further, we understand that our environment is both complex and delicate, and we prioritize managing and limiting the impact our business has on the environment as part of our Zero Harm Culture. As we continue to review our commitments to environmental sustainability, we have initiated programs to track and lower our consumption of energy, water and gas as well as reduce waste and the use of hazardous materials. In addition, we have developed an EHS program focused in the areas of training our personnel with respect to, deploying and auditing global EHS standards as well as other programs to engage our employees on EHS initiatives.
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
We are a Delaware corporation incorporated in 1943. Our executive offices are located at 550 East Swedesford Road, Suite 400, Wayne, PA 19087.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names and ages of our executive officers and the positions and offices held by each such officer are as follows:

Name	Age	Positions and Offices with Company
Liam J. Kelly	57	Chairman, President and Chief Executive Officer
Thomas E. Powell	62	Executive Vice President and Chief Financial Officer
Cameron P. Hicks	59	Corporate Vice President, Human Resources and Communications
Daniel V. Logue	50	Corporate Vice President, General Counsel and Secretary
Jay White	50	Corporate Vice President and President, Global Commercial
James Winters	51	Corporate Vice President, Manufacturing and Supply Chain
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
The medical device industry is highly competitive. We compete with many domestic and foreign medical device companies ranging from small start-up enterprises that might sell only a single or limited number of competitive products or compete only in a specific market segment, to companies that are larger and more established than us, have a broad range of competitive products, participate in numerous markets and have access to significantly greater financial and marketing resources than we do. We also face competition from providers of alternative medical therapies, such as pharmaceutical companies.
In addition, the medical device industry is characterized by extensive product research and development and rapid technological advances. The future success of our business will depend, in part, on our ability to design and manufacture new products and enhance existing products. Our product development efforts may require us to make substantial investments. There can be no assurance that we will be able to successfully develop new products, enhance existing products or achieve market acceptance of our products, due to, among other things, our inability to:
•identify viable new products;
•maintain sufficient liquidity to fund our investments in research and development and product acquisitions;
•obtain adequate intellectual property protection;
•gain market acceptance of new products; or
•successfully obtain regulatory approvals.
In addition, our competitors currently may be developing, or may develop in the future, products that provide better features, clinical outcomes or economic value than those that we currently offer or subsequently develop. Our failure to successfully develop and market new products or enhance existing products, and to compete successfully with others in the medical device industry, could have a material adverse effect on our business, financial condition and results of operations.
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
Furthermore, our facilities are subject to periodic inspection by the FDA and other federal, state and foreign government authorities, which require manufacturers of medical devices to adhere to certain regulations, including the FDA’s QSR, which requires, among other things, periodic audits, design controls, quality control testing and documentation procedures, as well as complaint evaluations and investigation. In addition, any facilities assembling kits that include drug components and are registered as drug repackaging establishments are also subject to current good manufacturing practices requirements for drugs. The FDA also requires the reporting of certain adverse events and product malfunctions and requires the reporting of certain recalls or other field safety corrective actions for medical devices. Issues identified through such inspections and reports may result in FDA enforcement action through any of the actions discussed above. Moreover, issues identified through such inspections and reports may require significant resources to resolve.
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
As part of our efforts to increase operating efficiencies, we have implemented a number of initiatives over the past several years to consolidate our enterprise resource planning, or ERP, systems. In addition, we currently are in the early stages of a multi-year phased conversion to upgrade our global ERP system to mitigate the risks associated with our vendor's planned end of support for the current version of our existing ERP system. This conversion will represent a substantial undertaking and require the investment of significant personnel and financial resources. To date, we have not experienced any significant disruptions to our business or operations in connection with these initiatives. However, as we continue our efforts to upgrade and further consolidate our ERP systems, we could experience business disruptions, which could adversely affect customer relationships and divert the attention of management away from daily operations. In addition, any delays in the implementation of these initiatives could cause us to incur additional unexpected costs. Should we experience such difficulties, our business, cash flows and results of operations could be adversely affected.
Disruptions in sterilization of our products or regulatory initiatives further restricting the use of ethylene oxide in sterilization facilities could adversely affect our results of operations and financial condition.
Many of our products require sterilization prior to sale. A common method for sterilizing medical products involves the use of ethylene oxide, which is listed as a hazardous air pollutant under the Clean Air Act, as amended, and emissions of which are regulated by the U.S. Environmental Protection Agency ("EPA") and other regulatory authorities. Companies in the sterilization industry may face private litigation that could result in financial difficulties that could ultimately make it difficult or undesirable for such companies to continue in the sterilization business. In addition, sterilization activities are subject to substantial governmental oversight and attention that could disrupt their operations. One of our contract sterilizers, Sterigenics U.S., LLC, uses ethylene oxide in its sterilization process, including at its facilities in Smyrna, Cobb County, Georgia and Santa Teresa, New Mexico, which have sterilized some of our vascular, surgical, intermittent catheter and OEM products. In recent years, Sterigenics' operations at both its Smyrna and Santa Teresa facilities have been subject to legal proceedings related to the facilities' use of ethylene oxide in their sterilization operations. While both plants are currently operating normally, should their operations be suspended or adversely affected, our ability to provide affected products to our customers could be impaired if we are unable to utilize alternate facilities and sources for sterilization services.
In addition, in 2019, the attorneys general of 15 states and the District of Columbia sent a letter to the EPA urging that the EPA promptly propose and finalize stricter standards for ethylene oxide emissions. Subsequently, the EPA solicited information and comments from the public on proposed revisions to regulations regarding ethylene oxide emissions and collected information from commercial sterilizers about ethylene oxide sterilization processes and emissions. In April 2023, the EPA released a proposed rule under the Clean Air Act that would require commercial sterilizers to install pollution control equipment to reduce ethylene oxide emissions and implement methods to continuously monitor emissions and report results to the EPA. According to the terms of an August 2023 consent decree entered by the U.S. District Court for the District of Columbia, the EPA must issue the final rule by March 1, 2024, and contract sterilizers are anticipated to have 18 months to come into compliance. Failure of our contract sterilizers to achieve compliance with the final rule by the deadline would significantly impair our ability to provide sufficient quantities of sterilized products to our customers and compel us to seek sterilization alternatives that do not entail the use of ethylene oxide. We cannot assure that we would be able to identify such alternatives. In the event we were to experience any disruptions in our ability to sterilize our products, whether due to capacity constraints or regulatory or other impediments (including, among other things, regulatory initiatives directed generally to sterilization facilities that utilize ethylene oxide), or we are unable to transition to alternative facilities in a timely or cost effective manner in the event one or more of the facilities we use is affected, we could experience a material adverse impact with respect to our results of operations and financial condition.
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
In connection with certain of our completed acquisitions, we have agreed to pay consideration that is contingent upon the achievement of specified objectives, such as receipt of regulatory approval, commercialization of a product or achievement of sales targets. As of the acquisition date, we record a contingent liability representing the estimated fair value of the contingent consideration we expect to pay. On a quarterly basis, we reassess these obligations and, in the event our estimate of the fair value of the contingent consideration changes, we record increases or decreases in the fair value as an adjustment to operating earnings, which could have a material impact on our results of operations. As of December 31, 2023, we accrued $39.5 million of contingent consideration related to completed business combinations, most of which related to Standard Bariatrics Inc. and Palette. In addition, actual payments may differ materially from the amount of the contingent liability, which could have a material impact on our results of operations, cash flows and liquidity. For information regarding assumptions related to our contingent consideration liabilities, see “Critical Accounting Policies and Estimates” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. For additional information regarding our acquisitions, see Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K.
Our results of operations and financial condition may be adversely affected by public health epidemics or pandemics, as occurred with respect to the recent COVID-19 epidemic and pandemic.
We are subject to risks associated with public health threats, such as the recent COVID-19 epidemic and pandemic. As with COVID-19, such events could significantly impact economic activity and markets around the world and, as a result, have negative effects on our operations, financial performance and cash flows. Such effects would depend on various factors, including, but not limited, to: the occurrence, spread, duration and severity of any outbreaks; governmental, business and individuals’ actions that may be taken in response to an epidemic or pandemic (including restrictions on travel, transport and workforce pressures, and deferrals or postponements of elective procedures); the impact of such a crisis, and actions taken in response thereto, on global and regional economies, travel and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the timing and pace of recovery as such a crisis subsides, which could be impacted by a number of factors, including limited provider capacity to perform procedures using our products that were deferred as a result of the epidemic or pandemic.
These and other impacts of epidemics or pandemics could have the effect of heightening many of the other risks described herein. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. However, these effects could have an adverse impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely, and such impact could be material.
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
We cannot predict at this time the full impact of the Affordable Care Act or other healthcare reform measures that may be adopted in the future on our financial condition, results of operations and cash flows. In this regard, several legislative initiatives to repeal and replace the Affordable Care Act were proposed, but not adopted in 2017. However, U.S. tax legislation adopted in December 2017 and commonly referred to as the Tax Cuts and Jobs Act ("TCJA") eliminated the individual mandate under the Affordable Care Act, which has resulted in increased uncertainty regarding insurance premium prices for participants in insurance exchanges under the act, and may have other effects. While several recent legal challenges to the Affordable Care Act have been unsuccessful, further challenges may be mounted in the future. The nature and effect of any modification or repeal of, or legislative substitution for, the Affordable Care Act, or any court decision regarding the act's validity, is uncertain, and we cannot predict the effect that any of these events would have on the longer-term viability of the act, or on our financial condition, results of operations or cash flows.
We are subject to risks associated with our non-U.S. operations.
We have significant manufacturing and distribution facilities, research and development facilities, sales personnel and customer support operations in a number of countries outside the U.S., including Belgium, the Czech Republic, Ireland, Malaysia and Mexico. In addition, a significant portion of our non-U.S. revenues are derived from sales to third party distributors. As of December 31, 2023, 72% of our full-time employees were employed in countries outside of the U.S., and 58% of our net property, plant and equipment was located outside the U.S. In addition, for the years ended December 31, 2023, 2022 and 2021, 37%, 36% and 37%, respectively, of our net revenues (based on the Teleflex entity generating the sale) were derived from operations outside the U.S.
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
Additionally, in connection with the ongoing conflict between Russia and Ukraine, the U.S. government has imposed enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. Although our sales into Russia did not constitute a material portion of our total revenue in 2023, further escalation of geopolitical tensions, including as a result of the imposition of additional economic sanctions, could have a broader impact that expands into other markets where we do business, which could adversely affect our business and/or our supply chain, business partners or customers in the broader region.
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
As a global company, we are subject to taxation in numerous countries, states and other jurisdictions. Our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of these jurisdictions. Our effective tax rate may, however, differ from the estimated amount due to numerous factors, including a change in the mix of our profitability from country to country. Further, many countries continue to consider changes in their tax laws by implementing new initiatives such as the Organization for Economic Co-operation and Development’s Pillar Two global minimum tax, which will likely impact the amount of taxes that multinational companies such as Teleflex pay in the future. Various countries have already enacted or are in the process of incorporating the Pillar Two framework within their tax laws. While we continue to monitor these changes and their potential implications, the aggressive nature of the timeline set by the OECD for adoption of this framework, the lack of detailed guidance provided to date and the complexities surrounding its implementation may mean that all implications for business may not have been fully analyzed or understood before rules are finalized. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business, financial condition, results of operations and cash flows.
An interruption in our manufacturing or distribution operations or our supply of raw materials may adversely affect our business.
Many of our key products are manufactured at or distributed from single locations, and the availability of alternate facilities is limited. If operations at one or more of our facilities is suspended due to natural disasters or other events, including, without limitation, those due to climate change, we may not be able to timely manufacture or distribute one or more of our products at previous levels or at all. Furthermore, our ability to establish replacement facilities or to substitute suppliers may be delayed due to regulations and requirements of the FDA and other regulatory authorities regarding the manufacture of our products. In addition, in the event of delays or cancellations in shipments of raw materials by our suppliers, we may not be able to timely manufacture or supply the affected products at previous levels or at all. The manufacture of our products is highly exacting and complex, due in part to strict regulatory requirements. Problems in the manufacturing process, including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials and environmental factors, could lead to delays in product releases, product shortages, unanticipated costs, lost revenues and damage to our reputation. A failure to identify and address manufacturing problems prior to the release of products to our customers may also result in quality or safety issues. A reduction or interruption in manufacturing or distribution, or our inability to secure suitable alternative sources of raw materials or components or finished goods used in our kits, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
As of December 31, 2023, 6% of our employees in the U.S. and in other countries were covered by union contracts or collective bargaining arrangements. It is likely that a portion of our workforce will remain covered by collective bargaining and similar agreements for the foreseeable future. Strikes or work stoppages could occur that would adversely impact our relationships with our customers and our ability to conduct our business.
Risks Relating to our Financing Arrangements
Our substantial indebtedness could adversely affect our business, financial condition or results of operations.
As of December 31, 2023, we had total consolidated indebtedness of $1.8 billion.
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
In 2019 and 2023, we entered into cross-currency swap agreements with several financial institutions to hedge against the effect of variability in the U.S. dollar to euro exchange rate; the 2023 swap agreements were entered into following the maturation in October 2023 of cross-currency swap agreements we entered into in 2018. The swap agreements require an exchange of the notional amounts between us and the counterparties upon expiration or earlier termination of the agreements. If, at the expiration or earlier termination of the swap agreements, the U.S. dollar to euro exchange rate has declined from the rate in effect on the execution date, we are required to pay the counterparties an amount equal to the excess of the U.S. dollar value over the euro principal amount (we and the counterparties have agreed to a net settlement with regard to the exchange of the notional amounts at the date of expiration or earlier termination of the agreements). In the event of a significant decline in the U.S. dollar to euro exchange rate, our payment obligations to the counterparties could have a material adverse effect on our cash flows. In this regard, if, at the expiration or earlier termination of our swap agreements, the U.S. dollar to euro exchange rate has declined by 10% from the rate in effect at the inception of our agreements, we would be required to pay approximately $75 million to the counterparties in respect of the notional settlement. To the extent we enter into additional cross-currency swap agreements, a decline in the relevant exchange rates could further adversely affect our cash flows.
Risks Relating to Ownership of our Common Stock
We may issue additional shares of our common stock or instruments convertible into our common stock, which could cause the price of our common stock to decline.
We are not restricted from issuing additional shares of our common stock or other instruments convertible into our common stock. As of December 31, 2023, we had outstanding approximately 47.0 million shares of our common stock, options to purchase 1.3 million shares of our common stock (of which approximately 1.0 million were vested as of that date), restricted stock units covering 0.2 million shares of our common stock (which are expected to vest over the next three years), performance stock units covering a maximum of 85,772 shares of our common stock (which are expected to vest over the next three years and depend on our performance with regard to specified financial measures and market performance of our common stock compared to designated public companies) and 120 shares of our common stock to be distributed from our deferred compensation plan. As of December 31, 2023, 3.9 million shares of our common stock were reserved for issuance upon the exercise of stock options. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C. CYBERSECURITY
Cyberattacks continue to evolve in sophistication and frequency. Among other things, an attack could impair our ability to interact with customers and suppliers, fulfill orders, generate invoices, collect and make payments, ship products, provide support to customers, fulfill contractual obligations and otherwise perform business functions.
Management has implemented a program (“Program”), which is part of our overall Enterprise Risk Management system, focused on the assessment, identification, and management of material risks resulting from cybersecurity threats. The Program was developed and is managed by our Vice President of Information Security and Privacy (CISSP, CISM and CISA) with oversight from the Chief Information Officer. Both leaders collectively have over 50 years of technology risk and cybersecurity work experience supporting multiple life science organizations.
Industry standard frameworks including International Organization of Standardization (ISO)/27001 and National Institute of Standards and Technology (NIST) are the foundation of the Program, which includes but is not limited to the fundamental security principles of least privilege access, event monitoring, vulnerability management, education, third-party risk management and incident response. The Program leverages external subject-matter experts that assist with identifying and remediating security risks present in our environment through threat hunting and vulnerability/control testing with a focus on the latest attack vectors. These external experts bring to bear risk mitigation tactics based on current threats observed across multiple organizations with similar risk profiles.
Key Program activities include:
•Annual risk assessment to evaluate our profile against cyber risk threats;
•Global policies based on the guiding principles of security by design and least-privilege access;
•Maintenance of a critical incident response plan and simulation programs, which include procedures to comply with material security incident reporting requirements in collaboration with key members of Executive Management;
•A communication framework designed to ensure that the individuals managing the Program are informed about, and in position to monitor the prevention, detection, mitigation, and remediation of, cybersecurity incidents;
•Internal and external security assessments and testing to determine our susceptibility to compromise, lateral movement, privilege escalation and overall cybersecurity internal control posture;
•Routine phishing simulations to identify areas for control enhancement and additional training;
•Periodic end-user security training and cyber-threat awareness;
•Suite of tools and processes to minimize the risk of security compromise in addition to detect controls alerting of potential malicious activity; and
•Review and approval process focused on evaluating cybersecurity posture and internal controls relating to third party service providers.
The Audit Committee of the Board of Directors receives an update from the members of management referenced above on our security posture on at least an annual basis, and more often as needed. The Audit Committee provides oversight as to the status of our cybersecurity apparatus and overall Program management (including with respect to the identification and implementation of planned security enhancements), while also advising on risk mitigation activities to address the latest threats.
To date, we have not experienced any known cybersecurity incidents that have materially affected or are reasonably likely to materially affect us in the future, including our business strategy, results of operations, or financial condition.
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

Our major facilities (those with 50,000 or greater square feet) at December 31, 2023 are as follows:

Location	Primary use	Square Footage	Owned or Leased
Olive Branch, MS	Distribution warehouse	627,000	Leased
Kamunting, Malaysia	Manufacturing	286,000	Owned
Tecate Mexico	Manufacturing	172,000	Owned
Chihuahua, Mexico	Manufacturing	153,000	Owned
Maple Grove, MN	Manufacturing	129,000	Owned
Morrisville, NC	Office administration	121,000	Leased
Zdar Nad Sazauou, Czech Republic	Manufacturing	108,000	Owned
Trenton, GA	Manufacturing	102,000	Owned
Chihuahua, Mexico	Manufacturing	100,000	Leased
Hradec Kralove, Czech Republic	Manufacturing	92,000	Owned
Chelmsford, MA	Manufacturing	91,000	Leased
Kulim, Malaysia	Manufacturing	90,000	Owned
Jaffrey, NH	Manufacturing	81,000	Owned
Kamunting, Malaysia	Manufacturing	77,000	Leased
Pleasanton, CA	Office administration	76,000	Leased
Nuevo Laredo, Mexico	Manufacturing	71,000	Leased
Chihuahua, Mexico	Manufacturing	63,000	Owned
Reading, PA	Engineering and research	63,000	Leased
Limerick, Ireland	Manufacturing	58,000	Owned
Mansfield, MA	Manufacturing	57,000	Leased
Plymouth, MN	Manufacturing	55,000	Leased
Wayne, PA	Office administration	52,000	Leased
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
In addition to the properties listed above, we own or lease approximately 650,000 square feet of additional warehousing, manufacturing and office space worldwide.

ITEM 3. LEGAL PROCEEDINGS
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, contracts, employment and environmental matters. As of December 31, 2023 and 2022, we accrued liabilities of $0.8 million and $0.5 million respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows. See Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “TFX.” As of February 20, 2024, we had 353 holders of record of our common stock. A substantially greater number of holders of our common stock are beneficial owners whose shares are held by brokers and other financial institutions for the accounts of beneficial owners.
Stock Performance Graph
The following graph provides a comparison of five year cumulative total stockholder returns of Teleflex common stock, the Standard & Poor’s (S&P) 500 Stock Index and the S&P 500 Healthcare Equipment & Supply Index. The annual changes for the five-year period shown on the graph are based on the assumption that $100 had been invested in Teleflex common stock and each index on December 31, 2018 and that all dividends were reinvested.
MARKET PERFORMANCE

Company / Index	2018	2019	2020	2021	2022	2023
Teleflex Incorporated	100.00	146.26	160.52	128.59	98.23	98.70
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
S&P 500 Healthcare Equipment & Supply Index	100.00	129.60	153.97	184.61	145.61	159.51

ITEM 6. RESERVED
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global provider of medical technology products focused on enhancing clinical benefits, improving patient and provider safety and reducing total procedural costs. We primarily design, develop, manufacture and supply medical devices used by hospitals and healthcare providers for common diagnostic and therapeutic procedures in critical care and surgical applications. Approximately 94% of our net revenues come from single-use medical devices. We market and sell our products worldwide through a combination of our direct sales force and distributors. Because our products are used in numerous markets and for a variety of procedures, we are not dependent upon any one end-market or procedure. We are focused on achieving consistent, sustainable and profitable growth by increasing our market share and improving our operating efficiencies.
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
Acquisition
On October 10, 2023, we completed the acquisition of Palette, a privately held medical device company that sells a portfolio of hyaluronic acid gel-based products primarily utilized in the treatment of urology diseases including a rectal spacing product used in connection with radiation therapy treatment of prostate cancer. The fair value of consideration transferred was $621.9 million, consisting of net cash payments of $594.9 million and $27.0 million in estimated fair value of contingent consideration. The contingent consideration liability represents the estimated fair value of our obligations, under the acquisition agreement, to make two milestone payments up to $50 million, in aggregate, if certain commercial milestones are met. The acquisition was financed using borrowings under our revolving credit facility and cash on hand. See Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
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
On June 28, 2021, we completed the initial phase of the Respiratory business divestiture, pursuant to which we received cash proceeds of $259.0 million. On December 4, 2023, we completed the second and final phase of the Respiratory business divestiture with the transfer of certain additional manufacturing assets to Medline resulting in $15.0 million in additional cash proceeds and the recognition of a gain on sale of $4.4 million.
Pension termination
In May 2023, our Board of Directors approved the termination of the Teleflex Incorporated Retirement Income Plan (the “TRIP”), a U.S. defined benefit plan, effective as of August 1, 2023. The TRIP is subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and is intended to be tax-qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (“Code”). Participation in and accrual of benefits under the TRIP have been frozen since 2012, and, as of December 31, 2023, the TRIP assets exceeded the liabilities. In June 2023, we notified participants of our intent to terminate the TRIP and requested a determination letter from the Internal Revenue Services (“IRS”) stating that the TRIP satisfies the requirements, in form, to be tax-qualified under Code Section 401(a) upon termination. In September 2023, a notice of benefits was sent to participants, beneficiaries and alternate payees in connection with the proposed termination. Participants, beneficiaries and alternate payees who had not started their TRIP benefits were offered the opportunity to elect to receive their benefits in the form of a lump sum distribution in connection with the termination of the TRIP or to commence their benefits in the form of monthly annuity payments in accordance with TRIP terms. Because the TRIP is an ERISA plan, the termination is subject to approval by the Pension Benefit Guaranty Corporation (“PBGC”). In September 2023, we filed a termination notice with the PBGC for approval. After the termination has been approved by the PBGC, one or more annuity contracts with a qualifying insurer(s) will be purchased to provide TRIP benefits that have not already been distributed. While we expect to proceed with the termination, we may decide not to proceed for certain reasons including, for example, if the cost to terminate the TRIP exceeds our current expectations. Should the Company proceed with the termination, participants, beneficiaries, and alternate payees will each receive the full value of their benefit under the TRIP, paid either from TRIP assets or from an annuity contract purchase as described under this paragraph.
Upon settlement of the TRIP, we are required to remeasure the plan assets and obligation and will recognize a settlement loss for the recognition of the unrecognized losses in accumulated other comprehensive income including the effects of the remeasurement. In December 2023, we recognized a settlement charge of $45.2 million resulting from payments to eligible participants who elected the lump sum distribution option. As of December 31, 2023, the pre-tax accumulated other comprehensive loss related to the TRIP was approximately $150.5 million. We expect to recognize a settlement charge upon annuitization of the TRIP benefits, which we expect to occur during 2024. We also continue to evaluate our options with respect to TRIP plan assets in excess of liabilities ("surplus plan assets") remaining upon settlement of the TRIP. We may contribute any surplus plan assets to a qualified defined contribution savings plan, which would result in a charge equal to the surplus plan assets at the contribution date. As of December 31, 2023, the surplus plan assets were $26.3 million.
Economic and other factors impacting our business
Our operations, supply chain, contractors, suppliers, customers and other business partners are impacted by various global macroeconomic factors. During 2023, we continued to experience elevated levels of overall cost inflation, specifically within materials and services, and we continue to monitor the impacts stemming from increases in interest rates and volatile exchange rates driven by monetary policy decisions of central banks as well as ongoing geopolitical conflicts. Moreover, the healthcare industry has been impacted by a transition in the delivery, or site of service, where healthcare services are being performed and staffing shortages at healthcare facilities that could impact the demand for our products in the future.
In the latter part of 2023, we began to experience stabilization with respect to some of the macroeconomic and other factors discussed above, including but not limited to lower logistics and distribution cost inflation and a decrease in staffing shortages at healthcare facilities. In addition, we have implemented various measures designed to mitigate the future impacts of these factors impacting our business. Due to the dynamic nature of the macroeconomic and other factors discussed above, we cannot accurately predict the extent, duration, or our ability to offset the impact of these factors or the related effects on our business, results of operations, financial condition and cash flows.

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
For a discussion of our results of operations comparison for 2022 and 2021, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on February 23, 2023.
Comparison of 2023 and 2022
Revenues

	2023	2022
Net Revenues	$2,974.5	$2,791.0
Net revenues for the year ended December 31, 2023 increased by $183.5 million, or 6.6%, compared to the prior year, primarily due to a $149.2 million increase in sales of new products, price increases and net revenues generated by the acquired Palette and Standard Bariatrics businesses, partially offset by a $61.0 million decrease in sales volume of existing products. The increase in sales of new products and the decrease in sales of volumes of existing products primarily reflect the conversion to the next generation of an existing product.

Gross profit

	2023	2022
Gross profit	$1,646.9	$1,531.1
Percentage of revenues	55.4%	54.9%
For the year ended December 31, 2023, gross margin increased 50 basis points, or 0.9%, compared to the prior year period, primarily due to price increases, benefits from cost improvement initiatives and lower logistics and distribution related costs, partially offset by continued cost inflation from macro-economic factors, specifically with respect to raw materials, and an unfavorable impact on manufacturing productivity due to constraints in raw material supply.
On April 4, 2023, one of our Mexican subsidiaries received a notification from the Mexican Federal Tax Administration Service (“SAT”) setting forth its preliminary findings with respect to a foreign trade operations audit carried out by SAT for the period from July 1, 2017 to June 6, 2019. The preliminary findings stated that our Mexican subsidiary did not evidence the export of goods temporarily imported under Mexico’s Manufacturing, Maquila and Export Services Industries Program (“IMMEX Program”), therefore triggering the potential obligation for payment of import duties, value added tax, customs processing fees and other fines and penalties, which may cause an adverse impact on our gross profit in the future. In response to the notification, our Mexican subsidiary has requested that the matter be referred to the Procuraduría de la Defensa del Contribuyente, or “PRODECON,” (local tax ombudsperson) to help facilitate the process. In June 2023, SAT was provided with the appropriate documentation evidencing the export of the goods in accordance with the requirements of the IMMEX Program.
While we cannot predict with certainty the outcome of this audit, based on currently known information, we do not believe a loss is either probable or estimable. Accordingly, no loss contingency has been recorded in our financial statements as of December 31, 2023 related to this matter. However, if the final resolution of the matter is not favorable to us, our Mexican subsidiary may be required to make payment of certain import duties, fines and surcharges, which could be material.
Selling, general and administrative

	2023	2022
Selling, general and administrative	$929.9	$863.7
Percentage of revenues	31.3%	30.9%
Selling, general and administrative expenses increased $66.2 million for the year ended December 31, 2023, compared to the prior year period, primarily due to higher sales expenses across certain of our product portfolios, higher operating expenses incurred by the acquired Palette and Standard Bariatrics businesses, higher performance related employee benefit costs, higher transaction costs stemming from our acquisition of Palette and higher IT related costs. The increases in selling, general and administrative expenses were partially offset by a decrease in contingent consideration expense resulting from changes in the estimated fair value of our contingent consideration liabilities.
Research and development

	2023	2022
Research and development	$154.4	$153.8
Percentage of revenues	5.2%	5.5%
Research and development expenses increased $0.6 million for the year ended December 31, 2023, compared to the prior year, which was primarily attributable to higher project spend within certain of our product portfolios and expenses incurred by Standard Bariatrics, partially offset by lower expenses related to the European Union Medical Device Regulation related costs.
Pension Settlement Charge

	2023	2022
Pension settlement charge	$45.2	$—
During the year ended December 31, 2023, we recognized a settlement charge of $45.2 million related to our plan to terminate the TRIP resulting from payments to eligible participants who elected a lump sum distribution.

Restructuring and impairment charges
2023 Restructuring Plan
During the fourth quarter of 2023, we initiated a new restructuring plan, which primarily involves the integration of Palette into Teleflex and workforce reductions designed to improve operating performance across the organization by creating efficiencies that align with evolving market demands and our strategy to enhance long-term value creation (the “2023 restructuring plan”). We estimate that we will incur $15 million to $19 million in aggregate pre-tax restructuring and restructuring related charges in connection with the 2023 restructuring plan. We expect this plan will be substantially completed by the end of 2024.
We expect to begin realizing plan-related savings in 2024 and expect to achieve annual pre-tax savings of $29 million to $35 million once the plan is fully implemented.
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
The following table provides information regarding restructuring charges we have incurred with respect to each of our restructuring programs, as well as impairment charges, for the years ended December 31, 2023 and 2022. The restructuring charges listed in the table primarily consist of termination benefits.

	2023	2022
2023 Restructuring plan	$12.5	$—
2023 Footprint Realignment Plan	1.5	—
2022 Restructuring plan	3.1	15.5
Respiratory divestiture plan	(0.9)	0.6
Other restructuring programs	(0.6)	2.7
Impairment charges (1)	—	1.5
Total	$15.6	$20.3
(1)For the year ended December 31, 2022, we recorded impairment charges of $1.5 million related to our decision to abandon certain assets.

Interest income and expense

	2023	2022
Interest expense	$85.1	$54.3
Average interest rate on debt during the year	4.4%	2.8%
Interest income	$(12.8)	$(0.9)
The increase in interest expense for the year ended December 31, 2023 compared to the prior year was primarily due to a higher average interest rate resulting from increases in interest rates associated with our variable interest rate debt instruments and an increase in average debt outstanding.
Interest income for the year ended December 31, 2023 increased compared to the prior year primarily due to higher investments in time deposits and money market mutual funds.
Gain on sale of assets and business

	2023	2022
Gain on sale of assets and business	$4.4	$6.5
During the year ended December 31, 2023, we recognized a gain related to the second phase of the Respiratory divestiture. During the year ended December 31, 2022, we recognized a gain related to a sale of a building.
Loss on extinguishment of debt

	2023	2022
Loss on extinguishment of debt	$—	$0.5
During the year ended December 31, 2022 we recognized a $0.5 million loss on extinguishment of debt due to the write off of unamortized deferring financing costs related to the amendment of our senior credit facility.
Taxes on income from continuing operations

	2023	2022
Effective income tax rate	17.6%	18.6%
The effective income tax rate for 2023 was 17.6% compared to 18.6% for 2022. The effective income tax rate for 2023 reflects the impact of deferred charges resulting from a legal entity rationalization and the impact of a non-taxable contingent consideration adjustment recognized in connection with a decrease in the estimated fair value of our contingent consideration liabilities. Additionally, the effective income tax rate for 2023 reflects a tax benefit associated with the TRIP pension settlement charge. The effective income tax rate for 2022 reflects tax expense resulting from a deferred charge relating to the 2022 Restructuring Plan. The effective income tax rates for both 2023 and 2022 reflect tax expense resulting from a U.S. law effective in 2022 requiring capitalization of certain research and development expenditures. Additionally, the effective income tax rates for both 2023 and 2022 reflect a net excess tax benefit related to share-based compensation and a tax benefit from research and development tax credits.
During 2023, a significant number of individual Member States of the EU enacted legislation to establish a 15% global minimum tax in accordance with the Pillar Two EU directive. We continue to evaluate the impact the laws will have on our consolidated results of operations, but based on legislation currently enacted, we do not expect the laws to have a material effect on our consolidated financial statements.

Segment Results
Segment Net Revenues

	Year Ended December 31,		% Increase/(Decrease)
	2023	2022	2023 vs 2022
Americas	$1,715.4	$1,653.7	3.7
EMEA	586.2	558.4	5.0
Asia	346.9	306.3	13.2
OEM	326.0	272.6	19.6
Segment Net Revenues	$2,974.5	$2,791.0	6.6
Segment Operating Profit

	Year Ended December 31,		% Increase/(Decrease)
	2023	2022	2023 vs 2022
Americas	$453.1	$452.0	0.2
EMEA	52.2	42.5	22.9
Asia	90.1	82.8	8.8
OEM	86.2	65.4	31.9
Segment Operating Profit (1)	$681.6	$642.7	6.1
(1)See Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K for a reconciliation of segment operating profit to our consolidated income from continuing operations before interest, loss on extinguishment of debt and taxes.
Americas
Americas net revenues for the year ended December 31, 2023 increased $61.7 million, or 3.7%, compared to the prior year, which was primarily attributable to a $125.1 million increase in sales of new products, price increases and net revenues generated by the acquired Palette and Standard Bariatrics businesses, partially offset by a $114.5 million decrease in sales volume of existing products. The increase in sales of new products and the decrease in sales of volumes of existing products primarily reflect the conversion to the next generation of an existing product.
Americas operating profit for the year ended December 31, 2023 increased $1.1 million, or 0.2%, compared to the prior year, which was primarily attributable to an increase in gross profit resulting from higher sales and price increases and a decrease in contingent consideration expense resulting from changes in the estimated fair value of our contingent consideration liabilities, partially offset by an increase in sales expenses to support higher sales and an increase in operating expenses incurred by the acquired Palette and Standard Bariatrics businesses.
EMEA
EMEA net revenues for the year ended December 31, 2023 increased $27.8 million, or 5.0%, compared to the prior year, which was primarily attributable to $12.1 million in favorable fluctuations in foreign currency exchange rates, price increases and an increase in sales of new products.
EMEA operating profit for the year ended December 31, 2023 increased $9.7 million, or 22.9%, compared to the prior year, which was primarily attributable to lower expenses related to the European Union Medical Device Regulation within research and development expenses and favorable fluctuations in foreign currency exchange rates, partially offset by an increase in sales expenses to support higher sales.
Asia
Asia net revenues for the year ended December 31, 2023 increased $40.6 million, or 13.2%, compared to the prior year, which was primarily attributable to a $25.5 million increase in sales volume of existing products and an $18.8 million increase in sales of new products, partially offset by unfavorable fluctuations in foreign currency exchange rates.
Asia operating profit for the year ended December 31, 2023 increased $7.3 million, or 8.8%, compared to the prior year, which was primarily attributable to an increase in gross profit resulting from higher sales, partially offset by unfavorable fluctuations in foreign currency exchange rates and an increase in sales expenses to support higher sales.

OEM
OEM net revenues for the year ended December 31, 2023 increased $53.4 million, or 19.6%, compared to the prior year, which was primarily attributable to a $28.3 million increase in sales volume of existing products and price increases.
OEM operating profit for the year ended December 31, 2023 increased $20.8 million, or 31.9%, compared to the prior year, which was primarily attributable to an increase in gross profit resulting from price increases and higher sales, partially offset by higher research and development expenses.

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is our cash flows provided by operating activities. Our cash flows provided by operating activities are reduced by cash used to, among other things, fulfill contractual obligations for minimum lease payments under noncancellable operating leases, which often extend beyond one year; the weighted average remaining lease term of our operating lease portfolio is 7.0 years. Our cash flows provided by operating activities are also reduced by cash used for unconditional legally binding commitments to purchase goods or services (i.e., purchase obligations), which are primarily related to inventory expected to be purchased within one year.
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
Of our $222.8 million of cash and cash equivalents at December 31, 2023, $196.7 million was held at non-U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis.
In October 2023, the agreements related to our cross-currency swaps entered into in 2018 matured resulting in $43.0 million in cash settlement proceeds. On October 2, 2023, we executed new cross-currency swap agreements with six different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate (the "2023 Cross-currency swap agreements"). Under the terms of the new swap agreements, we notionally exchanged $500 million at an interest rate of 4.63% for €474.7 million at an interest rate of 3.05%. The 2023 Cross-currency swap agreements, which expire on October 4, 2025, are designated as net investment hedges and require an exchange of the notional amounts upon expiration or the earlier termination of the agreements.
In December 2023, we entered into a zero cost foreign exchange collar contract that aligns with the notional amount and expiration date of the 2023 Cross-currency swaps. We sold a put option with a lower strike price and bought a call option with a higher strike price to manage the foreign exchange risk related to the final settlement of the $500 million notional cross currency swaps. Upon the execution of the zero cost foreign exchange collar contract, we have de-designated the existing $500 million notional cross-currency swaps and re-designated the combined $500 million notional cross currency swaps and zero cost collar into a new hedging instrument. At re-designation, the existing $500 million notional cross-currency swaps were off-market due to changes in foreign exchange rates and interest rates. The off-market value due to interest rates will be amortized ratably into earnings through October 2025 and the off-market value due to foreign exchange rates will remain in accumulated other comprehensive income until the underlying net investment is sold. The combined cross-currency swaps and zero cost collar has been designated as a net investment hedge for accounting purposes.
Under the terms of our outstanding Euro cross-currency swap agreements, we notionally exchanged in the aggregate $750 million for €693.9 million. The swap agreements begin to expire in March 2024. We and the counterparties have agreed to effect the exchange through a net settlement. As a result, we may be required to pay (or be entitled to receive) an amount equal to the difference, on the expiration or earlier termination dates, between the U.S. dollar equivalent of the €693.9 million notional amount and the $750 million notional amount. If, at the expiration or earlier termination of the swap agreements, the U.S. dollar to euro exchange rate has increased or decreased by 10% from the rate in effect at the inception of these agreements, we would either receive an aggregate payment of approximately $34.4 million from the counterparties or be required to make an aggregate payment of approximately $75 million to the counterparties in respect of the notional settlement. As of December 31, 2023, we had $16.5 million in current assets and $31.3 million in non-current liabilities related to the fair value of our cross-currency swap agreements. The swap agreements entail risk that the counterparties will not fulfill their obligations under the agreements. However, we believe the risk is reduced because we have entered into separate agreements with different counterparties, all of which are large, well-established financial institutions.
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
Summarized Financial Information – Obligor Group
The 2027 Notes are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the 2027 Notes is guaranteed, jointly and severally, by an enumerated group of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. Summarized financial information for the Parent and Guarantor Subsidiaries (collectively, the “Obligor Group”) as of and for the year ended December 31, 2023 is as follows:

	Year Ended December 31, 2023
	Obligor Group	Intercompany	Obligor Group (excluding intercompany)
Net revenue	$2,128.2	$262.5	$1,865.7
Cost of goods sold	1,363.3	366.4	996.9
Gross profit	764.9	(103.9)	868.8
Income from continuing operations	260.7	181.9	78.8
Net income	259.5	181.9	77.6

	December 31, 2023
	Obligor Group	Intercompany	Obligor Group (excluding intercompany)
Total current assets	$927.9	$222.1	$705.8
Total assets	3,500.2	1,720.4	1,779.8
Total current liabilities	1,131.4	872.2	259.2
Total liabilities	5,120.8	2,877.1	2,243.7
The same accounting policies as described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 are used by the Parent Company and each of its subsidiaries in connection with the summarized financial information presented above. The Intercompany column in the table above represents transactions between and among the Obligor Group and non-guarantor subsidiaries (i.e., those subsidiaries of the Parent Company that have not guaranteed payment of the 2027 Notes). Obligor investments in non-guarantor subsidiaries and any related activity are excluded from the financial information presented above.
See "Financing Arrangements" below as well as Note 10 and Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K for further information related to our borrowings and financial instruments.

Cash Flows
The following table provides a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2023	2022
Cash flows from continuing operations provided by (used in):
Operating activities	$511.7	$342.8
Investing activities	(621.2)	(259.4)
Financing activities	38.5	(217.5)
Cash flows (used in) provided by discontinued operations	(1.0)	0.8
Effect of exchange rate changes on cash and cash equivalents	2.8	(19.8)
Decrease in cash and cash equivalents	$(69.2)	$(153.1)
Cash Flow from Operating Activities
Net cash provided by operating activities from continuing operations was $511.7 million during 2023, and $342.8 million during 2022. The $168.9 million increase was primarily attributable to lower tax payments, favorable changes in working capital and favorable operating results. The favorable changes in working capital were primarily driven by lower inventory purchases stemming from the build up of inventory in the prior year due to elevated global supply chain volatility.
Cash Flow from Investing Activities
Net cash used in investing activities from continuing operations was $621.2 million during 2023, which primarily consisted of $603.9 million in net payments for businesses and intangibles acquired, primarily related to the Palette acquisition, and $91.4 million of capital expenditures, partially offset by $63.1 million in net interest proceeds on swaps designated as net investment hedges and $15.0 million in proceeds from the second phase of the Respiratory divestiture.
Cash Flow from Financing Activities
Net cash provided by financing activities from continuing operations was $38.5 million during 2023, which primarily consisted of $101.3 million in net proceeds from borrowings resulting from a $600 million draw on our Senior Credit facility to fund the acquisition of Palette, partially offset by payments against the Senior Credit facility. Net cash provided by financing activities for the year also reflects $63.9 million in dividend payments.
For a discussion of our cash flow comparison for 2022 and 2021, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on February 23, 2023.
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

	2023	2022
Net cash provided by operating activities from continuing operations	$511.7	$342.8
Less: Capital expenditures	91.5	79.2
Free cash flow	$420.2	$263.6

Financing Arrangements
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
At our option, loans under the Credit Agreement will bear interest at a rate equal to adjusted Term Secured Overnight Lending Rate (SOFR) plus an applicable margin ranging from 1.125% to 2.00% or at an alternate base rate, which is defined as the highest of (i) the “Prime Rate” in the U.S. last quoted by The Wall Street Journal, (ii) 0.50% above the greater of the federal funds rate and the rate comprised of both overnight federal funds and overnight eurodollar transactions denominated in Dollars and (iii) 1.00% above the Term SOFR Rate for a one month interest period, plus an applicable margin ranging from 0.125% to 1.00%, in each case subject to adjustments based on our total net leverage ratio. Overdue loans will bear interest at the rate otherwise applicable to such loans plus 2.00%.
At December 31, 2023, we had $262.0 million in borrowings outstanding and $0.9 million in outstanding standby letters of credit under our $1.0 billion revolving credit facility.
The Credit Agreement contains customary representations and warranties and covenants that, in each case, subject to certain exceptions, qualifications and thresholds, (a) place limitations on us and our subsidiaries regarding the incurrence of additional indebtedness, additional liens, fundamental changes, dispositions of property, investments and acquisitions, dividends and other restricted payments, transactions with affiliates, restrictive agreements, changes in lines of business and swap agreements, and (b) require us and our subsidiaries to comply with sanction laws and other laws and agreements, to deliver financial information and certain other information and give notice of certain events, to maintain their existence and good standing, to pay their other obligations, to permit the administrative agent and the lenders to inspect their books and property, to use the proceeds of the Credit Agreement only for certain permitted purposes and to provide collateral in the future. Subject to certain exceptions, we are required to maintain a maximum total net leverage ratio of 4.50 to 1.00. We are further required to maintain a minimum interest coverage ratio of 3.50 to 1.00. As of December 31, 2023, we were in compliance with the covenants in the Credit Agreement.
2027 and 2028 Senior Notes
As of December 31, 2023, the outstanding principal amount of our 2027 Notes and 2028 Notes (collectively the "Senior Notes") was $500 million, respectively. The indenture governing the Senior Notes contains covenants that, among other things among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions. The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our existing and future 100% owned domestic subsidiaries that are a guarantor or other obligor under the Credit Agreement and by certain of our other 100% owned domestic subsidiaries. As of December 31, 2023, we were in compliance with all of the terms of our Senior Notes.
Accounts receivable securitization
We have an accounts receivable securitization facility under which we sell an undivided interest in domestic accounts receivable for consideration of up to $75 million to a commercial paper conduit. As of December 31, 2023 and 2022, we borrowed the maximum amount available of $75 million under this facility. This facility is utilized to provide increased flexibility in funding short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of our counterparty to terminate this facility. As of December 31, 2023, we were in compliance with the covenants and none of the termination events had occurred.
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
We review the net realizable value of inventory each reporting period and adjust as necessary. We regularly compare inventory quantities on hand against historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. In assessing historical usage, we also qualitatively assess business trends to evaluate the reasonableness of using historical information in estimating future usage. Our inventory reserve was $54.3 million and $47.1 million at December 31, 2023 and 2022, respectively.
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
The increased use and the recent FDA approval of glucagon-like peptide 1 ("GLP-1") products for the treatment of chronic weight management has impacted the demand for bariatric surgery procedures and our Titan SGS product line acquired as part of our 2022 acquisition of Standard Bariatrics Inc. Although the long term impact on bariatric procedures from GLP-1 products is uncertain, to the extent GLP-1 products reduce the long term demand for bariatrics surgery procedures and cause their prevalence to differ significantly from management’s expectations, we ultimately may find it necessary to recognize future impairment charges with respect to the related assets, which could be material.
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
Goodwill
Goodwill impairment assessments are performed at a reporting unit level. For purposes of this assessment, our reporting units are our operating segments, or, in certain cases, a business one level below our operating segments. As the fair values of our reporting units are more likely than not greater than the carrying values, no impairment was recorded as a result of the annual goodwill impairment testing performed during the fourth quarter of 2023.
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
The more significant judgments and assumptions in determining fair value using in the Income Approach include (1) the amount and timing of expected future cash flows, which are based primarily on our estimates of future sales, operating income, industry trends and the regulatory environment of the individual reporting units, (2) the expected long-term growth rates for each of our reporting units, which approximate the expected long-term growth rate of the global economy and of the medical device industry, and (3) the discount rates that are used to estimate the present value of the future cash flows, which are based on an assessment of the risk inherent in the future cash flows of the respective reporting units along with various market based inputs. The more significant judgments and assumptions used in the Market Approach include (1) determination of appropriate revenue and EBITDA multiples used to estimate a reporting unit’s fair value and (2) the selection of appropriate comparable companies to be used for purposes of determining those multiples. There were no changes to the underlying methods used in 2023 as compared to the valuations of our reporting units in the past several years.
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
In connection with intangible assets acquired in a business combination and quantitative impairment tests, we determine the estimated fair value using various methods under the Income Approach. The more significant judgments and assumptions used in the valuation of intangible assets may include revenue growth rates, royalty rate, obsolescence factor, distributor margin, discount rates, attrition rate, and EBITDA margin. Each of these factors and assumptions can significantly impact the value of the intangible asset.
We did not record any impairment charges related to intangible assets during the years ended December 31, 2023 and December 31, 2022. See "Restructuring and impairment charges" within "Result of Operations" above as well as Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information on these charges.
Contingent Consideration Liabilities

In connection with an acquisition, we may be required to pay future consideration that is contingent upon the achievement of specified objectives, such as receipt of regulatory approval, commercialization of a product or achievement of sales targets. In a business combination, we record a contingent liability, as of the acquisition date, representing the estimated fair value of the contingent consideration we expect to pay. We determined the fair value of the contingent consideration liabilities related to the Palette and Standard Bariatrics acquisitions, which represented most of our contingent consideration liabilities at December 31, 2023, using a Monte Carlo valuation approach, which simulates future revenues during the earn out-period using management's best estimates. We determined the fair value of our other contingent consideration liabilities using a discounted cash flow analysis. Significant judgment is required in determining the assumptions used to calculate the fair value of the contingent consideration. Increases in projected revenues and probabilities of payment may result in significantly higher fair value measurements; decreases in these items may have the opposite effect. Increases in discount rates in the periods prior to payment may result in significantly lower fair value measurements; decreases may have the opposite effect. See Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
We remeasure our contingent consideration liabilities each reporting period and recognize the change in the liabilities' fair value within selling, general and administrative expenses in our consolidated statement of income. As of December 31, 2023 and 2022, we accrued $39.5 million and $44.0 million of contingent consideration, respectively, related to completed business combinations.
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

In assessing the realizability of our deferred tax assets, we evaluate positive and negative evidence and use judgments regarding past and future events, including results of operations and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, we determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized, in which case we apply a valuation allowance to offset the amount of such deferred tax assets. To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required. The valuation allowance for deferred tax assets of $95.7 million and $91.5 million at December 31, 2023 and 2022, respectively, relates principally to the uncertainty of the utilization of tax loss and credit carryforwards in various jurisdictions.
Significant judgment is required in determining income tax provisions and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that tax positions are supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, we are examined by various federal, state and non-U.S. tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We adjust the income tax provision, the current tax liability and deferred taxes in any period in which we become aware of facts that necessitate an adjustment. We are currently under examination in Germany and Italy. The ultimate outcome of these examinations could result in increases or decreases to our recorded tax liabilities, which would affect our financial results. See Note 15 to the consolidated financial statements in this Annual Report on Form 10-K for additional information regarding our uncertain tax positions.

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
Interest Rate Risk
We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. The table below provides information regarding the interest rates by year of maturity for our fixed and variable rate debt obligations. Variable interest rates on the revolving credit facility and the term loan facility on December 31, 2023 were determined using a base rate of the adjusted Term SOFR plus the applicable spread. The variable interest rate on the accounts receivable securitization facility was based on Bloomberg Short-Term Bank Yield Index plus the applicable spread.

	Year of Maturity
	2024	2025	2026	2027	2028	Thereafter	Total
Fixed rate debt	$—	$—	$—	$500.0	$500.0	$—	$1,000.0
Average interest rate	—%	—%	—%	4.625%	4.250%	—%	4.438%
Variable rate debt	$87.5	$25.0	$25.0	$687.0	$—	$—	$824.5
Average interest rate	6.392%	6.706%	6.706%	6.706%	—%	—%	6.673%
A change of 1.0% in variable interest rates would increase or decrease annual interest expense by $8.2 million based on our outstanding debt as of December 31, 2023.

Foreign Currency Risk
The global nature of our operations exposes us to foreign currency risks. These risks include exposure from the effect of fluctuating exchange rates on payables and receivables as well as intercompany loans relating to transactions that are denominated in currencies other than a location’s functional currency and exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period. Our principal currency exposures relate to the Euro, Chinese Renminbi, Mexican Peso, Malaysia Ringgit, Swedish Krona, Canadian Dollar, Czech Koruna, and British Pound. We utilize foreign currency forward exchange contracts and cross-currency interest rate swap contracts to attempt to minimize our exposure to these risks. Gains and losses on these contracts substantially offset losses and gains on the underlying hedged transactions.
As of December 31, 2023, the total notional amount for the foreign currency forward exchange contracts and cross-currency interest rates swap contracts, expressed in U.S. dollars, was $429.1 million and $770.0 million, respectively. A sensitivity analysis of changes in fair value of these contracts outstanding as of December 31, 2023, while not predictive in nature, indicated that a hypothetical 10% increase/decrease in the value of the U.S. dollar against all currencies would increase the fair value of these contracts by $63.7 million and decrease the fair value of these contracts by $61.6 million, respectively, the majority of which relates to the cross-currency interest rate swap contracts.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We acquired Palette on October 10, 2023. Consistent with the guidance provided by the staff of the Securities and Exchange Commission, management has excluded Palette from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. The net revenues attributable to Palette from the date of acquisition through December 31, 2023, represent, in the aggregate, less than 1% of our consolidated net revenues for the year then ended, and the total assets (excluding goodwill and intangible assets) attributable to Palette represent, in the aggregate, 1% of our consolidated total assets as of December 31, 2023.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management’s report on internal control over financial reporting is set forth on page F-2 of this Annual Report on Form 10-K and is incorporated by reference herein.
(c) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with our acquisition of Palette, we are in the process of evaluating the acquired company's internal controls to determine the extent to which modifications to Palette's internal controls would be appropriate.

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2023, none of our directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.
Legal Settlement
As previously disclosed, on June 26, 2023, a putative class action complaint captioned Ayers v. Kelly, C.A. No. 2023-0655-SG (Del. Ch.) was filed in the Court of Chancery of the State of Delaware (the “Court”) against our Board and the Company (the “Action”). The plaintiff alleged in the complaint that the fixing of the record date more than 60 days before the Company’s annual meeting held on May 5, 2023 (the “Annual Meeting”) violated Section 213(a) of the Delaware General Corporation Law (“DGCL”) and breached the directors’ fiduciary duties. According to the complaint, because the record date allegedly violated Section 213(a) of the DGCL, the actions taken at the Annual Meeting were invalid. On July 14, 2023, the parties filed a stipulation dismissing the directors as defendants in the Action.
On August 10, 2023, the Company filed a petition in the Court (the “Section 205 Petition”) seeking judicial validation pursuant to Section 205 of the DGCL of two actions approved by stockholders at the Annual Meeting, an amendment to the Company’s Certificate of Incorporation to eliminate supermajority voting provisions (the “Charter Amendment”) and the adoption of a stock incentive plan (the “2023 Plan”).
On September 18, 2023, the Court held a hearing on the Section 205 Petition. Following oral argument, the Court entered an Order and Final Judgment declaring valid and effective the Charter Amendment and 2023 Plan as of the date of the Annual Meeting pursuant to 8 Del. C. § 205 (the “Final Order”).
After the Court entered the Final Order on the Section 205 Petition, on October 4, 2023 the Court entered an Order dismissing the Action. The Action was related to, but independent of, the Section 205 Petition and was dismissed as moot upon validation of the Section 205 Petition. The Action was dismissed with prejudice as to the plaintiff named in the Action and was deemed resolved by the Company, other than resolving an anticipated application for an award of attorneys’ fees and reimbursement of expenses from the Action by plaintiff’s attorneys (a “Mootness Fee”). Without admitting any fault or wrongdoing, the Company agreed to pay $300,000 in attorneys’ fees and expenses to the plaintiff’s counsel in the Action as the Mootness Fee to resolve this matter.
On February 20, 2024, the Court entered an order closing the case (the “February Order”), subject to the Company filing an affidavit with the Court confirming compliance with the Court’s February Order. In entering the February Order, the Court did not review, and did not pass judgment on, the payment of these attorneys’ fees and expenses.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For the information required by this Item 10 with respect to our Executive Officers, see Part I, Item 1. of this report. For the other information required by this Item 10, see “Election Of Directors,” “Nominees for Election to the Board of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Proxy Statement for our 2024 Annual Meeting, which information is incorporated herein by reference. The Proxy Statement for our 2024 Annual Meeting will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
For the information required by this Item 11, see “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation” in the Proxy Statement for our 2024 Annual Meeting, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For the information required by this Item 12 with respect to beneficial ownership of our common stock, see “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2024 Annual Meeting, which information is incorporated herein by reference.
The following table sets forth certain information as of December 31, 2023 regarding our equity plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	1,293,775	$239.55	3,939,853
(1) The number of securities in column (A) exclude 85,772 shares of common stock underlying performance stock units if maximum performance levels are achieved; the actual number of shares, if any, to be issued with respect to the performance stock units will be based on performance with respect to specified financial and relative stock price measures.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For the information required by this Item 13, see “Certain Transactions” and “Corporate Governance” in the Proxy Statement for our 2024 Annual Meeting, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
For the information required by this Item 14, see “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Procedures” in the Proxy Statement for our 2024 Annual Meeting, which information is incorporated herein by reference.

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

Exhibit No.		Description
*3.1	—	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 11, 2023).
*3.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K filed on February 23, 2023).
*4.1.1	—
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
Sixth Supplemental Indenture, dated June 6, 2019, by and among Teleflex LLC, the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1.3 to the Company’s Form 10-K filed on March 1, 2022).

*4.1.4	—
Eighth Supplemental Indenture, dated February 25, 2021, by and among Z-Medica, LLC, the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1.4 to the Company’s Form 10-K filed on March 1, 2022).

*4.1.5
Ninth Supplemental Indenture, dated November 7, 2022, by and among Standard Bariatrics, Inc., Traverse Vascular, Inc., the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association) (incorporated by reference to Exhibit 4.1.5 to the Company's Form 10-K filed on February 23, 2023).

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

*4.2.3	—
Second Supplemental Indenture, dated November 7, 2022, by and among Standard Bariatrics, Inc., Traverse Vascular, Inc., the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association).

*4.2.4	—	Form of 4.25% Senior Note due 2028 (included in Exhibit 4.2.1).
4.3	—	Description of Company securities registered under Section 12 of the Securities Exchange Act of 1934.
^10.1	—	Teleflex Incorporated Retirement Income Plan (formerly known as the Teleflex Incorporated Salaried Employees’ Pension Plan), as amended and restated effective August 1, 2023.
^*10.2.1	—	Teleflex Incorporated Directors' Deferred Compensation Plan, dated November 22, 2019 (incorporated by reference to Exhibit 10.2.1 to the Company’s Form 10-K filed on February 21, 2020).
^*10.2.2	—	Teleflex Incorporated Deferred Compensation Plan, dated November 22, 2019 (incorporated by reference to Exhibit 10.2.2 to the Company’s Form 10-K filed on February 21, 2020).
^*10.3.1	—	Amended and Restated Teleflex 401(k) Savings Plan, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.3.1 to the Company’s Form 10-K filed on March 1, 2022).
^*10.3.2	—	First Amendment to Teleflex 401(k) Savings Plan, dated April 1, 2021 (incorporated by reference to Exhibit 10.3.2 to the Company’s Form 10-K filed on March 1, 2022).

Exhibit No.		Description
^*10.3.3	—	Second Amendment to Teleflex 401(k) Savings Plan, dated November 7, 2022 (incorporated by reference to Exhibit 10.3.3 to the Company's Form 10-K filed on February 23, 2023).
^*10.4.1	—	2008 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders filed on March 21, 2008).
^*10.4.2	—	Amendment, dated March 28, 2012, to 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 1, 2012).
^*10.5	—
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

^*10.21	—
Teleflex Incorporated 2023 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's definitive Proxy Statement for the 2023 Annual Meeting of Stockholders filed on March 31, 2023).

Exhibit No.		Description
^10.22	—	Form of Stock Option Agreement under the Company’s 2023 Stock Incentive Plan.
^10.23	—	Form of Restricted Stock Unit Agreement under the Company’s 2023 Stock Incentive Plan.
^10.24	—	Form of Performance Stock Unit Agreement under the Company’s 2023 Stock Incentive Plan.
21	—	Subsidiaries of the Company.
*22	—	List of subsidiary guarantors and guaranteed securities (incorporated by reference to exhibit 22 to the Company's Form 10-K filed on February 23, 2023).
23	—	Consent of Independent Registered Public Accounting Firm.
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act.
32.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act.
^97	—	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards of the New York Stock Exchange.
101.1	—
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2023, December 31, 2022 and December 31, 2021; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, December 31, 2022 and December 31, 2021; (iii) the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, December 31, 2022 and December 31, 2021; (v) the Consolidated Statements of Changes in Equity for the years ended December 31, 2023, December 31, 2022 and December 31, 2021; and (vi) Notes to Consolidated Financial Statements.

104.1	—	The cover page of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in inline XBRL (included in Exhibit 101.1).
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

By:	/s/ Liam J. Kelly	By:	/s/ Thomas E. Powell
	Liam J. Kelly		Thomas E. Powell
	Chairman, President, Chief Executive Officer and Director		Executive Vice President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

		By:	/s/ John R. Deren
John R. Deren
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)

By:	/s/ Dr. Stephen K. Klasko	By:	/s/ Candace H. Duncan
	Dr. Stephen K. Klasko Director		Candace H. Duncan Director
By:	/s/ Andrew A. Krakauer	By:	/s/ Gretchen R. Haggerty
	Andrew A. Krakauer Director		Gretchen R. Haggerty Director
By:	/s/ Neena M. Patil	By:	/s/ John C. Heinmiller
	Neena M. Patil Director		John C. Heinmiller Director
By:	/s/ Stuart A. Randle	By:	/s/ Jaewon Ryu
	Stuart A. Randle Director		Dr. Jaewon Ryu Director

Dated: February 23, 2024

TELEFLEX INCORPORATED

FINANCIAL STATEMENT SCHEDULE

Page
Schedule II Valuation and qualifying accounts as of and for the years ended December 31, 2023, 2022 and 2021	52

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.
The Company acquired Palette Life Sciences AB ("Palette") on October 10, 2023. Management has excluded Palette from its assessment of internal control over financial reporting as of December 31, 2023. The net revenues attributable to Palette from the date of acquisition through December 31, 2023, represent, in the aggregate, less than 1% of our consolidated net revenues for the year then ended and total assets (excluding goodwill and intangible assets) attributable to Palette represent, in the aggregate, 1% of our consolidated total assets as of December 31, 2023.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Liam J. Kelly	/s/ Thomas E. Powell
Liam J. Kelly Chairman, President and Chief Executive Officer	Thomas E. Powell Executive Vice President and Chief Financial Officer
February 23, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Teleflex Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Teleflex Incorporated and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Palette Life Sciences, AB (“Palette”) from its assessment of internal control over financial reporting as of December 31, 2023 because it was acquired by the Company in a purchase business combination during 2023. We have also excluded Palette from our audit of internal control over financial reporting. Palette is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 1% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

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

Acquisition of Palette - Valuation of Intellectual Property and Trade Names Intangible Assets

As described in Note 4 to the consolidated financial statements, the Company completed the acquisition of Palette on October 10, 2023. The fair value of consideration transferred was $621.9 million, consisting of net cash payments of $594.9 million and $27.0 million in estimated fair value of contingent consideration. Of the identifiable intangible assets acquired, $264.0 million of intellectual property and $40.5 million of trade names intangible assets were recorded. As disclosed by management, intangible assets acquired in a business combination are measured at fair value using various methods under the income approach. The more significant judgments and assumptions used in the valuation of intangible assets may include revenue growth rates, royalty rate, obsolescence factor, distributor margin, discount rates, and EBITDA margin.

The principal considerations for our determination that performing procedures relating to the valuation of intellectual property and trade names intangible assets related to the acquisition of Palette is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the intellectual property and trade names intangible assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates, royalty rate, obsolescence factor, distributor margin, discount rate, and EBITDA margin used to value the intellectual property intangible asset, and the revenue growth rates, royalty rate, and discount rate used to value the trade names intangible asset; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the intellectual property and trade names intangible assets related to the acquisition. These procedures also included, among others (i) reading the purchase agreement and (ii) testing management’s process for developing the fair value estimates of the intellectual property and trade names intangible assets. Testing management’s process included evaluating the appropriateness of the income approach, testing the completeness and accuracy of underlying data used in the income approach, and evaluating the reasonableness of the aforementioned significant assumptions. Evaluating management’s assumptions related to the revenue growth rates and EBITDA margin involved considering the current and past performance of the Palette business, the consistency with economic and industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the income approach and the reasonableness of the royalty rate, obsolescence factor, distributor margin, and discount rate assumptions used to value the intellectual property intangible asset and the royalty rate and discount rate assumptions used to value the trade names intangible asset.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 23, 2024

We have served as the Company’s auditor since 1962.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2023	2022	2021
	(Dollars and shares in thousands, except per share)
Net revenues	$2,974,489	$2,791,041	$2,809,563
Cost of goods sold	1,327,558	1,259,954	1,259,961
Gross profit	1,646,931	1,531,087	1,549,602
Selling, general and administrative expenses	929,867	863,748	860,085
Research and development expenses	154,351	153,819	130,841
Pension settlement charge	45,244	—	—
Restructuring and impairment charges	15,604	20,299	21,738
Gain on sale of assets and business	(4,448)	(6,504)	(91,157)
Income from continuing operations before interest, loss on extinguishment of debt and taxes	506,313	499,725	628,095
Interest expense	85,082	54,264	56,969
Interest income	(12,781)	(912)	(1,328)
Loss on extinguishment of debt	—	454	12,986
Income from continuing operations before taxes	434,012	445,919	559,468
Taxes on income from continuing operations	76,440	83,003	74,349
Income from continuing operations	357,572	362,916	485,119
Operating (loss) income from discontinued operations	(1,608)	260	331
(Benefit) taxes on operating loss from discontinued operations	(364)	37	76
(Loss) income from discontinued operations	(1,244)	223	255
Net income	$356,328	$363,139	$485,374
Earnings per share:
Basic:
Income from continuing operations	$7.61	$7.74	$10.37
(Loss) income from discontinued operations	(0.03)	—	0.01
Net income	$7.58	$7.74	$10.38
Diluted:
Income from continuing operations	$7.56	$7.67	$10.23
(Loss) income from discontinued operations	(0.03)	0.01	—
Net income	$7.53	$7.68	$10.23
Weighted average shares outstanding:
Basic	46,981	46,898	46,774
Diluted	47,304	47,309	47,427
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Net income	$356,328	$363,139	$485,374
Other comprehensive income, net of tax:
Foreign currency:
Foreign currency translation adjustments, net of tax of $7,182, $(6,634) and $(5,563), respectively	44,902	(62,904)	(63,191)
Foreign currency translation, net of tax	44,902	(62,904)	(63,191)
Pension and other postretirement benefits plans:
Prior service cost recognized in net periodic cost, net of tax of $233, $232 and $232, respectively	(775)	(785)	(780)
Unamortized gain (loss) arising during the period, net of tax of $(2,284), $850 and $(1,671), respectively	7,922	(3,649)	5,582
Plan settlement charge, net of tax of $(10,352), $0 and $0, respectively	34,892	—	—
Net loss recognized in net periodic cost, net of tax of $(1,844), $(1,778) and $(1,988), respectively	6,145	5,882	6,555
Foreign currency translation, net of tax of $145, $(366) and $(238), respectively	(434)	1,043	610
Pension and other postretirement benefits plans adjustment, net of tax	47,750	2,491	11,967
Derivatives qualifying as hedges:
Unrealized gain on derivatives arising during the period, net of tax $123, $(551) and $(27), respectively	8,314	7,179	351
Reclassification adjustment on derivatives included in net income, net of tax of $385, $203 and $62, respectively	(11,849)	(3,329)	1,212
Derivatives qualifying as hedges, net of tax	(3,535)	3,850	1,563
Other comprehensive income (loss), net of tax	89,117	(56,563)	(49,661)
Comprehensive income	$445,445	$306,576	$435,713

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(Dollars and shares in thousands, except per share)
ASSETS
Current assets
Cash and cash equivalents	$222,848	$292,034
Accounts receivable, net	443,467	408,834
Inventories	626,216	578,507
Prepaid expenses and other current assets	107,471	125,084
Prepaid taxes	7,404	6,524
Total current assets	1,407,406	1,410,983
Property, plant and equipment, net	479,913	447,205
Operating lease assets	123,521	131,211
Goodwill	2,914,055	2,536,730
Intangibles assets, net	2,501,960	2,306,165
Deferred tax assets	6,748	6,402
Other assets	98,943	89,367
Total assets	$7,532,546	$6,928,063
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$87,500	$87,500
Accounts payable	132,247	126,807
Accrued expenses	146,880	140,644
Payroll and benefit-related liabilities	146,535	133,092
Accrued interest	5,583	5,332
Income taxes payable	41,453	24,736
Other current liabilities	46,547	63,381
Total current liabilities	606,745	581,492
Long-term borrowings	1,727,572	1,624,023
Deferred tax liabilities	456,080	388,886
Pension and postretirement benefit liabilities	23,989	31,394
Noncurrent liability for uncertain tax positions	3,370	5,805
Noncurrent operating lease liabilities	111,300	120,437
Other liabilities	162,502	154,058
Total liabilities	3,091,558	2,906,095
Commitments and contingencies
Shareholders’ equity
Common shares, $1 par value Issued: 2023 — 48,046 shares; 2022 — 47,957 shares	48,046	47,957
Additional paid-in capital	749,712	715,118
Retained earnings	4,109,736	3,817,304
Accumulated other comprehensive loss	(314,405)	(403,522)
	4,593,089	4,176,857
Less: Treasury stock, at cost	152,101	154,889
Total shareholders' equity	4,440,988	4,021,968
Total liabilities and shareholders' equity	$7,532,546	$6,928,063
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$356,328	$363,139	$485,374
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	1,244	(223)	(255)
Depreciation expense	68,144	66,502	71,758
Intangible asset amortization expense	173,974	164,088	165,604
Deferred financing costs and debt discount amortization expense	3,400	4,053	4,493
Loss on extinguishment of debt	—	454	12,986
Pension settlement charge	45,244	—	—
Fair value step up of acquired inventory sold	1,536	—	3,993
Changes in contingent consideration	(27,243)	2,350	8,475
Assets impairment charges	—	1,497	6,739
Stock-based compensation	31,465	27,224	22,937
Gain on sale of assets and business	(4,448)	(6,504)	(91,157)
Deferred income taxes, net	(13,046)	(13,008)	(110,239)
Payments for contingent consideration	(289)	(3,016)	(230)
Interest benefit on swaps designated as net investment hedges	(18,814)	(20,880)	(19,296)
Other	5,960	(2,906)	(36,388)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(15,763)	(38,459)	(600)
Inventories	(41,068)	(110,686)	(11,138)
Prepaid expenses and other current assets	(11,420)	13,420	(28,410)
Accounts payable, accrued expenses and other liabilities	(31,258)	(24,786)	94,020
Income taxes	(12,263)	(79,453)	73,473
Net cash provided by operating activities from continuing operations	511,683	342,806	652,139
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(91,442)	(79,190)	(71,618)
Payments for businesses and intangibles acquired, net of cash acquired	(603,920)	(198,429)	(4,590)
Proceeds from sales of business and assets	15,000	12,434	224,909
Net interest proceeds on swaps designated as net investment hedges	63,134	20,775	19,154
Proceeds from sales of investments	7,300	7,300	7,300
Purchase of investments	(11,300)	(22,300)	(18,418)
Net cash (used in) provided by investing activities from continuing operations	(621,228)	(259,410)	156,737
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	646,000	744,250	400,000
Reduction in borrowings	(544,750)	(884,500)	(1,034,500)
Debt extinguishment, issuance and amendment fees	—	(5,200)	(9,774)
Net proceeds from share based compensation plans and the related tax impacts	5,190	(4,308)	12,451
Payments for contingent consideration	(4,004)	(3,959)	(31,448)
Dividends paid	(63,896)	(63,789)	(63,648)
Proceeds from sale of treasury stock	—	—	11,097
Net cash provided by (used in) financing activities from continuing operations	38,540	(217,506)	(715,822)
Cash flows from discontinued operations:
Net cash used in operating activities	(1,045)	(665)	(720)
Net cash provided by investing activities	—	1,469	—
Net cash (used in) provided by discontinued operations	(1,045)	804	(720)
Effect of exchange rate changes on cash and cash equivalents	2,864	(19,744)	(23,130)
Net (decrease) increase in cash and cash equivalents	(69,186)	(153,050)	69,204
Cash and cash equivalents at the beginning of the year	292,034	445,084	375,880
Cash and cash equivalents at the end of the year	$222,848	$292,034	$445,084
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss (income)	Treasury Stock		Total Shareholders' Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share amounts)
Balance at December 31, 2020	47,812	$47,812	$652,305	$3,096,228	$(297,298)	1,132	$(162,590)	$3,336,457
Net income				485,374				485,374
Cash dividends ($1.36 per share)				(63,648)				(63,648)
Other comprehensive loss					(49,661)			(49,661)
Shares issued under compensation plans	117	117	33,989			(31)	347	34,453
Treasury stock reissued	—	—	6,349			(28)	4,748	11,097
Deferred compensation			447			(4)	229	676
Balance at December 31, 2021	47,929	47,929	693,090	3,517,954	(346,959)	1,069	(157,266)	3,754,748
Net income				363,139				363,139
Cash dividends ($1.36 per share)				(63,789)				(63,789)
Other comprehensive income					(56,563)			(56,563)
Shares issued under compensation plans	28	28	21,930			(32)	1,544	23,502
Deferred compensation			98			(5)	833	931
Balance at December 31, 2022	47,957	47,957	715,118	3,817,304	(403,522)	1,032	(154,889)	4,021,968
Net income				356,328				356,328
Cash dividends ($1.36 per share)				(63,896)				(63,896)
Other comprehensive income					89,117			89,117
Shares issued under compensation plans	89	89	34,270			(21)	2,787	37,146
Deferred compensation			324			(5)	1	325
Balance at December 31, 2023	48,046	$48,046	$749,712	$4,109,736	$(314,405)	1,006	$(152,101)	$4,440,988

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
Accounts receivable: Accounts receivable represent amounts due from customers related to the sale of products and provision of services. Our allowance for credit losses is maintained for trade accounts receivable based on the expected collectability of accounts receivable and losses expected to be incurred over the life of our receivables. Considerations to determine credit losses include our historical collection experience, the length of time an account is outstanding, the financial position of the customer, information provided by credit rating services, as well as the consideration of events or circumstances indicating historic collection rates may not be indicative of future collectability. The allowance for credit losses as of December 31, 2023 and December 31, 2022 was $9.5 million and $8.6 million, respectively. The current portion of the allowance for credit losses, which was $5.5 million and $4.9 million as of December 31, 2023 and December 31, 2022, respectively, was recognized as a reduction of accounts receivable, net.
Inventories: Inventories are valued at the lower of cost or net realizable value. The cost of our inventories is determined using the first in, first out cost method. Elements of cost in inventory include raw materials, direct labor, and manufacturing overhead. In estimating net realizable value, we evaluate inventory for excess and obsolete quantities based on estimated usage and sales, among other factors.

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
In performing the goodwill impairment test, we may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, and entity specific factors such as strategies and financial performance. If, after completing the qualitative assessment, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative impairment

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

test, described below. Alternatively, we may elect to bypass the qualitative assessment and perform the quantitative impairment test. Under a quantitative impairment test, we compare the fair value of a reporting unit to its carrying value. If the reporting unit fair value exceeds the carrying value, there is no impairment. If the reporting unit carrying value exceeds the fair value, we recognize an impairment loss based on the amount the carrying value of the reporting unit exceeds its fair value. We did not record a goodwill impairment charge for the year ended December 31, 2023.
Our intangible assets consist of customer relationships, intellectual property, distribution rights, in-process research and development ("IPR&D"), trade names and non-competition agreements. We define IPR&D as the value of technology acquired for which the related projects have substance and are incomplete. IPR&D acquired in a business acquisition is recognized at fair value and is required to be capitalized as an indefinite-lived intangible asset until completion of the IPR&D project or upon abandonment. Upon completion of the development project (generally when regulatory approval to market the product that utilizes the technology is obtained), an impairment assessment is performed prior to amortizing the asset over its estimated useful life. If the IPR&D projects are abandoned, the related IPR&D assets would be written off.
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
Intangible assets that do not have indefinite lives, consisting of intellectual property, customer relationships, distribution rights, certain trade names and non-competition agreements, are amortized over their estimated useful lives, which are as follows: intellectual property, 5 to 20 years; customer relationships, 8 to 27 years; distribution rights, 10 years; trade names, 15 to 30 years. The weighted average remaining amortization period with respect to our intangible assets is approximately 14 years. We periodically evaluate the reasonableness of the useful lives of these assets.
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
Revenue recognition: We primarily generate revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when our products are shipped from the manufacturing or distribution facility. For the OEM segment, most revenue is recognized over time because the OEM segment generates revenue from the sale of custom products that have no alternative use and we have an enforceable right to payment to the extent that performance has been completed. We market and sell products through our direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers, which represented 87%, 11% and 2% of our consolidated net revenues, respectively, for the year ended December 31, 2023. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. With respect to the custom products sold in the OEM segment, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.
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
The amount of consideration we receive and revenue we recognize varies as a result of changes in customer sales incentives, including discounts and rebates, and returns offered to customers. The estimate of revenue is adjusted upon the earlier of the following events: (i) the most likely amount of consideration expected to be received changes or (ii) the consideration becomes fixed. Our policy is to accept returns only in cases in which the product is defective and covered under our standard warranty provisions. When we give customers the right to return products, we estimate the expected returns based on an analysis of historical experience. The liability for returns and allowances was $22.2 million and $17.9 million as of December 31, 2023 and 2022, respectively. In estimating customer rebates, we consider the lag time between the point of sale and the payment of the customer’s rebate claim, customer-specific trend analyses, contractual commitments, including stated rebate rates, historical experience with respect to specific customers (as we have a history of providing similar rebates on similar products to similar customers) and other relevant information. The reserve for customer incentive programs, including customer rebates, was $26.7 million and $29.0 million at December 31, 2023 and 2022, respectively. We expect the amounts subject to the reserve as of December 31, 2023 to be paid within 90 days subsequent to period-end.
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

Note 2 — Recently issued accounting standards
In November 2023, the Financial Accounting Standard Board ("FASB") issued new guidance designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses per segment. The guidance is effective for all fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The new standard must be adopted on a retrospective basis and early adoption is permitted. We are currently evaluating this guidance to determine its impact on our consolidated financial statements.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2023, the FASB issued new guidance designed to improve income tax disclosure requirements, primarily through increased disaggregation disclosures within the effective tax rate reconciliation as well as enhanced disclosures on income taxes paid. The guidance is effective for all fiscal years beginning after December 15, 2024. The new standard can be adopted on a prospective basis with an option to be adopted retrospectively and early adoption is permitted. We are currently evaluating this guidance to determine its impact on our consolidated financial statements.
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

Note 3 - Net revenues
The following table disaggregates revenue by global product category for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Vascular access	$708,044	$683,612	$700,240
Anesthesia	389,957	388,890	380,140
Interventional	511,434	445,018	427,500
Surgical	427,359	392,917	377,756
Interventional urology	319,785	322,832	341,661
OEM	326,008	272,624	245,681
Other (1)	291,902	285,148	336,585
Net revenues (2)	$2,974,489	$2,791,041	$2,809,563
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

Note 4 —Acquisitions and Divestiture
2023 acquisition
On October 10, 2023, we completed the acquisition of Palette Life Sciences AB (“Palette”), a privately held medical device company that sells a portfolio of hyaluronic acid gel-based products primarily utilized in the treatment of urology diseases including a rectal spacing product used in connection with radiation therapy treatment of prostate cancer. The acquisition complements our interventional urology product portfolio. The fair value of consideration transferred was $621.9 million, consisting of net cash payments of $594.9 million and $27.0 million in estimated fair value of contingent consideration. The contingent consideration liability represents the estimated fair value of our obligations, under the acquisition agreement, to make two milestone payments up to $50 million in aggregate if certain commercial milestones are met. The milestone payments are based on net sales growth over the two-year period beginning January 1, 2024. The fair value of the contingent consideration was estimated using a Monte Carlo valuation approach. See Note 12 for additional information on the fair value measurement of the contingent consideration. The acquisition was financed using borrowings under our revolving credit facility and cash on hand.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value of the assets acquired and liabilities assumed with respect to the Palette acquisition:

Assets
Accounts receivable	$8,898
Inventories	5,750
Other current assets	897
Current assets	15,545
Property, plant and equipment, net	2,180
Intangible assets	333,500
Goodwill	357,025
Deferred tax assets	2,026
Other assets	1,557
Noncurrent assets	696,288
Total assets	711,833
Liabilities
Current liabilities	18,683
Deferred tax liabilities	69,389
Other liabilities	1,909
Liabilities	89,981
Net assets acquired	$621,852
The goodwill resulting from the Palette acquisition primarily reflects synergies currently expected to be realized from the integration of the acquired business and is not tax deductible. See Note 17 for additional detail regarding a liability established as part of the Palette acquisition related to certain foreign tax liabilities that had not been properly recognized and paid by Palette prior to our acquisition.
The following table sets forth the components of identifiable intangible assets acquired and the ranges of the useful lives as of the date of the Palette acquisition:

	Fair value	Useful life (years)
Intellectual property	$264,000	12
Trade names	40,500	25
Customer relationships	29,000	15
For the year ended December 31, 2023, we incurred $10.6 million in transaction expenses associated with the Palette acquisition, which are included in selling, general and administrative expenses in the consolidated statement of income. We are continuing to evaluate the fair value of the acquired assets and liabilities assumed in connection with the acquisition. Additionally, the purchase accounting for this acquisition remains incomplete with respect to the consideration transferred as we have not reached an agreement on the closing statement adjustments with the seller. Adjustments during the measurement period will be recognized in the reporting period when they are settled.
The following unaudited pro forma combined financial presentation of Net income and Earnings per share for the years ended December 31, 2023 and 2022, respectively, gives effect to the Palette acquisition as if it was completed at the beginning of the earliest period presented. Revenues are not significant to the periods presented and have not been included. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have occurred under our ownership and management.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2023	2022
	(Unaudited)
Net income	$310,356	$282,425
Basic earnings per share:
Net income	$6.61	$6.02
Diluted earnings per share:
Net income	$6.56	$5.97
The unaudited pro forma combined financial information presented above includes the accounting effects of the Palette acquisition, including, to the extent applicable, amortization charges from acquired intangible assets; interest expense associated with borrowings to finance the acquisition; the revaluation of inventory; and the related tax effects. The unaudited pro forma financial information also includes non-recurring charges specifically related to the Palette acquisition. For the year ended December 31, 2023 we recognized a post acquisition pre-tax operating loss of $5.6 million related to Palette.
2022 acquisition
On September 27, 2022, we completed the acquisition of Standard Bariatrics, Inc. (“Standard Bariatrics”), a privately-held medical device company that commercialized a powered stapling technology for bariatric surgery that complements our surgical product portfolio. The acquisition included an initial cash purchase price of $173 million, with the potential to make three milestone payments up to $130 million upon achievement of certain commercial milestones. The purchase price was allocated based on the fair values of the assets and liabilities, including goodwill of $71.4 million and intangible assets of $154.5 million.
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
On June 28, 2021, we completed the initial phase of the Respiratory business divestiture, pursuant to which we received cash proceeds of $259.0 million. On December 4, 2023 we completed the second and final phase of the Respiratory business divestiture with the transfer of certain additional manufacturing assets to Medline, which resulted in $15.0 million of additional cash proceeds and the recognition of a gain on sale of $4.4 million.
Net revenues attributable to our divested respiratory business recognized prior to the Respiratory business divestiture are included within each of our geographic segments and were $60.7 million for the year ended December 31, 2021. Net revenues attributed to services provided to Medline in accordance with the MSTA, which are presented within our Americas reporting segment, were $75.7 million, $79.1 million and $51.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Supplemental cash flow information

	Year Ended December 31,
	2023	2022	2021
Non cash investing and financing activities of continuing operations:
Acquisition of businesses	$27,000	$43,168	$—

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Restructuring and impairment charges
2023 Restructuring plan
During the fourth quarter of 2023, we initiated a new restructuring plan, which primarily involves the integration of Palette into Teleflex and workforce reductions designed to improve operating performance across the organization by creating efficiencies that align with evolving market demands and our strategy to enhance long-term value creation (the “2023 restructuring plan”). These actions are expected to be substantially completed by the end of 2024.
The following table provides a summary of the cost estimates by major type of expense associated with the 2023 restructuring plan:

Total estimated amount expected to be incurred
Plan expense estimates:	(Dollars in millions)
Restructuring charges (1)	$12 million to $15 million
Restructuring related charges (2)	$3 million to $4 million
Total restructuring and restructuring related charges	$15 million to $19 million
(1)    Substantially all of the charges consist of employee termination benefit cost.
(2)     Restructuring related charges represent costs that are directly related to the program and consist primarily of retention bonuses offered to certain employees expected to remain with our company after completion of the program, which will result in cash outlays and most of which are expected to be made in 2025. Substantially all of the restructuring related charges are expected to be recognized within selling, general and administrative expenses.

For the year ended December 31, 2023, we incurred $0.7 million in restructuring related charges in connection with the 2023 restructuring plan, which were recognized in selling, general and administrative expenses.
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
For the years ended December 31, 2023, we incurred $0.1 million, in pre-tax restructuring related charges, all of which were recognized in cost of goods sold.
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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following table summarizes the restructuring reserve activity related to our 2023 Restructuring plan and 2023 Footprint realignment plan:

	2023 Restructuring plan	2023 Footprint realignment plan
Accruals	$12,535	$1,451
Cash payments	(114)	(108)
Foreign currency translation and other	20	—
Balance at December 31, 2023 (1)	$12,441	$1,343
(1)The restructuring reserves as of December 31, 2023 consisted mainly of accruals related to termination benefits. Other costs (facility closure, employee relocation, equipment relocation and outplacement costs) were expensed and paid in the same period.
The restructuring and impairment charges recognized for the years ended December 31, 2023, 2022, and 2021 consisted of the following:

	2023
	Termination benefits	Other Costs (1)	Total
2023 Restructuring plan	$12,535	$—	$12,535
2023 Footprint realignment plan	1,451	—	1,451
2022 Restructuring plan	2,759	369	3,128
Respiratory divestiture plan	(946)	17	(929)
Other restructuring programs (2)	(1,015)	434	(581)
Total restructuring and impairment charges	$14,784	$820	$15,604

	2022
	Termination benefits	Other Costs (1)	Total
2022 Restructuring plan	$15,465	$58	$15,523
Respiratory divestiture plan	504	74	578
2019 Footprint realignment plan	(1,120)	133	(987)
2018 Footprint realignment plan	1,230	846	2,076
Other restructuring programs (2)	1,306	306	1,612
Total restructuring charges	17,385	1,417	18,802
Asset impairment charges	—	1,497	1,497
Total restructuring and impairment charges	$17,385	$2,914	$20,299

	2021
	Termination benefits	Other Costs (1)	Total
Respiratory divestiture plan	$2,687	$7	$2,694
2021 Restructuring plan	7,280	77	7,357
2019 Footprint realignment plan	(111)	364	253
2018 Footprint realignment plan	2,335	141	2,476
Other restructuring programs (3)	(429)	2,648	2,219
Total restructuring charges	11,762	3,237	14,999
Asset impairment charges	—	6,739	6,739
Total restructuring and impairment charges	$11,762	$9,976	$21,738
(1)Includes facility closure, contract termination and other exit costs.
(2)Includes activity primarily related to a restructuring plan initiated in the first quarter of 2022 that is designed to relocate manufacturing operations at certain of our facilities (the "2022 Manufacturing relocation plan") and our 2014, 2018, and 2019 Footprint realignment plans.
(3)Includes the 2020 Workforce reduction plan and the 2014 Footprint realignment plan.

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

Note 6 — Inventories
Inventories at December 31, 2023 and 2022 consist of the following:

	2023	2022
Raw materials	$179,517	$186,641
Work-in-process	111,132	98,993
Finished goods	335,567	292,873
Inventories	$626,216	$578,507

Note 7 — Property, plant and equipment
The major classes of property, plant and equipment, at cost, at December 31, 2023 and 2022 were as follows:

	2023	2022
Land, buildings and leasehold improvements	$284,604	$272,578
Machinery and equipment	459,268	462,447
Computer equipment and software	214,573	192,785
Construction in progress	94,633	76,077
	1,053,078	1,003,887
Less: Accumulated depreciation	(573,165)	(556,682)
Property, plant and equipment, net	$479,913	$447,205

Note 8 — Goodwill and other intangible assets
Changes in the carrying amount of goodwill, by reportable operating segment, for the years ended December 31, 2023 and 2022 were as follows:

	Americas	EMEA	Asia	OEM	Total
Balance as of December 31, 2021
Goodwill	$2,008,352	$492,149	$223,819	$112,010	$2,836,330
Accumulated impairment losses	(332,128)	—	—	—	(332,128)
	1,676,224	492,149	223,819	112,010	2,504,202
Goodwill related to acquisitions	53,970	7,281	10,169	—	71,420
Translation and other adjustments	899	(30,906)	(8,885)	—	(38,892)
Balance as of December 31, 2022	1,731,093	468,524	225,103	112,010	2,536,730
Goodwill related to acquisitions	333,462	4,284	19,279	—	357,025
Translation and other adjustments	3,517	14,936	1,847	—	20,300
Balance as of December 31, 2023	$2,068,072	$487,744	$246,229	$112,010	$2,914,055

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets at December 31, 2023 and 2022 consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	2023	2022	2023	2022
Customer relationships	$1,363,839	$1,328,539	$(561,753)	$(497,335)
In-process research and development	27,476	27,075	—	—
Intellectual property	1,890,957	1,599,355	(745,094)	(646,643)
Distribution rights	23,301	23,115	(22,048)	(21,090)
Trade names	610,146	564,023	(84,864)	(71,128)
Non-compete agreements	21,934	21,429	(21,934)	(21,175)
	$3,937,653	$3,563,536	$(1,435,693)	$(1,257,371)
As of December 31, 2023, trade names having a carrying value of $231.3 million are considered indefinite-lived. Acquired IPR&D is indefinite-lived until the completion of the related development project, at which point amortization of the carrying value of the technology will commence.
Amortization expense related to intangible assets was $174.0 million, $164.1 million, and $165.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. The estimated annual amortization expense for each of the five succeeding years is as follows:

2024	$228,000
2025	218,500
2026	215,600
2027	212,800
2028	208,400

Note 9 — Leases
We have operating leases for various types of properties, consisting of manufacturing plants, engineering and research centers, distribution warehouses, offices and other facilities, and equipment used in operations. Some leases provide us with an option, exercisable at our sole discretion, to terminate the lease or extend the lease term for one or more years. When measuring assets and liabilities arising from a lease that provides us with an option to extend the lease term, we take into account payments to be made in the optional extension period when it is reasonably certain that we will exercise the option. Total lease cost (all of which related to operating leases) was $31.1 million, $30.8 million and $32.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Maturities of lease liabilities

December 31, 2023
2024	$23,959
2025	22,604
2026	21,692
2027	20,297
2028	18,868
2029 and thereafter	45,298
Total lease payments	152,718
Less: interest	(21,917)
Present value of lease liabilities	$130,801

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental information

	December 31, 2023	December 31, 2022
Total lease liabilities (1)	$130,801	$139,894
Cash paid for amounts included in the measurement of lease liabilities within operating cash flows	$26,938	$28,308
Right of use assets obtained in exchange for operating lease obligations	$12,145	$25,202
Weighted average remaining lease term	7.0 years	7.9 years
Weighted average discount rate	4.4%	4.2%
(1) The current portion of the operating lease liability is included in other current liabilities.

Note 10 — Borrowings
Our borrowings at December 31, 2023 and 2022 were as follows:

	2023	2022
Senior Credit Facility:
Revolving credit facility, at a rate of 6.71% at December 31, 2023, and 5.80% at December 31, 2022, due 2027	$262,000	$148,250
Term loan facility, at a rate of 6.71% at December 31, 2023 and 5.80% at December 31 2022, due 2027	487,500	500,000
4.625% Senior Notes due 2027	500,000	500,000
4.25% Senior Notes due 2028	500,000	500,000
Securitization program, at a rate of 6.34% at December 31, 2023 and 5.11% at December 31, 2022	75,000	75,000
	1,824,500	1,723,250
Less: Unamortized debt issuance costs	(9,428)	(11,727)
	1,815,072	1,711,523
Current portion of borrowings	(87,500)	(87,500)
Long-term borrowings	$1,727,572	$1,624,023
Senior credit facility
In 2022, we amended and restated our existing credit agreement by entering into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provides for a five-year revolving credit facility of $1.0 billion and a term loan facility of $500.0 million. The obligations under the Credit Agreement are guaranteed (subject to certain exceptions and limitations) by substantially all of our material domestic subsidiaries. The obligations under the Credit Agreement are secured, subject to certain exceptions and limitations, by a lien on substantially all of the assets owned by us and each guarantor. The maturity date of the revolving credit facility and the term loan facility under the Credit Agreement is November 4, 2027.
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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Securitization program
We have an accounts receivable securitization facility under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of Teleflex. Accordingly, the assets of the SPE are not available to satisfy the obligations of Teleflex or any of its subsidiaries. The SPE sells undivided interests in those receivables to an asset backed

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commercial paper conduit for consideration of up to the maximum available capacity. This facility is utilized from time to time to provide increased flexibility in funding short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of its counterparty to terminate this facility. As of December 31, 2023, we were in compliance with the covenants, and none of the termination events had occurred. As of December 31, 2023 and 2022, we had $75.0 million (the maximum amount available) of outstanding borrowings under our accounts receivable securitization facility.
Fair value of long-term debt
To determine the fair value of our debt for which quoted prices are not available, we use a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. Our implied credit rating is a factor in determining the market interest yield curve. The following table provides the fair value of our debt as of December 31, 2023 and 2022, which is valued based on Level 2 inputs within the hierarchy used to measure fair value (see Note 12 for further information):

	December 31, 2023	December 31, 2022
Fair value of debt	$1,838,993	$1,674,232
Debt Maturities
As of December 31, 2023, the aggregate amounts of long-term debt, demand loans and debt under our securitization program that will mature during each of the next four years and thereafter were as follows:

2024	$87,500
2025	25,000
2026	25,000
2027	1,187,000
2028 and thereafter	500,000
Supplemental cash flow information

	Year Ended December 31,
	2023	2022	2021
Cash interest paid	$100,218	$70,918	$73,598

Note 11 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We enter into the non-designated foreign currency forward contracts for periods consistent with the currency exposures, which generally approximate one month. For the years ended December 31, 2023 and 2022, we recognized losses related to non-designated foreign currency forward contracts of $3.2 million and $3.0 million, respectively.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of December 31, 2023 and 2022 was $234.1 million and $184.8 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of December 31, 2023 and 2022 was $195.0 million and $152.9 million, respectively. All open foreign currency forward contracts as of December 31, 2023 have durations of 12 months or less.
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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2018, we entered into cross-currency swap agreements with six different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate (the "2018 Cross-currency swaps"). Under the terms of the cross-currency swap agreements, we have notionally exchanged $500 million at an annual interest rate of 4.63% for €433.9 million at an annual interest rate of 1.94%. The swap agreements are designated as net investment hedges.
On October 4, 2023, the agreements related to our 2018 Cross-currency swap matured resulting in $43.0 million in cash settlement proceeds. On October 2, 2023, we executed new cross-currency swap agreements with six different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate, ("the 2023 Cross-currency swaps"). Under the terms of the cross-currency swap agreements, we have notionally exchanged $500 million at an annual interest rate of 4.63% for €474.7 million at an annual interest rate of 3.05%. The swap agreements are designated as net investment hedges and expire on October 4, 2025.
In December 2023, we entered into a zero cost foreign exchange collar contract that aligns with the notional amount and expiration date of the 2023 Cross-currency swaps. We sold a put option with a lower strike price and bought a call option with a higher strike price to manage the foreign exchange risk related to the final settlement of the $500 million notional cross currency swaps. Upon the execution of the zero cost foreign exchange collar contract, we have de-designated the existing $500 million notional cross-currency swaps and re-designated the combined $500 million notional cross currency swaps and zero cost collar into a new hedging instrument. At re-designation, the existing $500 million notional cross-currency swaps were off-market due to changes in foreign exchange rates and interest rates. The off-market value due to interest rates will be amortized ratably into earnings through October 2025 and the off-market value due to foreign exchange rates will remain in accumulated other comprehensive income until the underlying net investment is sold. The combined cross-currency swaps and zero cost collar has been designated as a net investment hedge for accounting purposes.
The swap agreements described above require an exchange of the notional amounts upon expiration or earlier termination of the agreements. We and the counterparties have agreed to effect the exchange through a net settlement.
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI") while the accrued interest is recognized in interest expense in the statement of operations. The following table summarizes the foreign exchange gains and losses recognized within AOCI and the interest benefit recognized within interest expense related to cross currency swaps for the years ended December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Foreign exchange (losses) gains	$(24,210)	$22,399
Interest benefit	18,814	20,880

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance sheet presentation
The following table presents the locations in the consolidated balance sheets and fair value of derivative instruments as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Asset derivatives:
Designated foreign currency forward contracts	$1,629	$3,154
Non-designated foreign currency forward contracts	937	41
Cross-currency interest rate swap	16,883	48,503
Prepaid expenses and other current assets	19,449	51,698
Cross-currency interest rate swap	—	11,912
Other assets	—	11,912
Total asset derivatives	$19,449	$63,610
Liability derivatives:
Designated foreign currency forward contracts	$1,866	$983
Non-designated foreign currency forward contracts	1,340	477
Other current liabilities	3,206	1,460
Cross-currency interest rate swap	32,097	—
Other liabilities	32,097	—
Total liability derivatives	$35,303	$1,460
See Note 13 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax.
For the years ended December 31, 2023, 2022 and 2021, there was no ineffectiveness related to our hedging derivatives.

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
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	Basis of fair value measurement
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Investments in marketable securities	$5,306	$5,306	$—	$—
Derivative assets	19,449	—	19,449	—
Derivative liabilities	35,303	—	35,303	—
Contingent consideration liabilities	39,486	—	—	39,486

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Basis of fair value measurement
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Investments in marketable securities	$10,097	$10,097	$—	$—
Derivative assets	63,610	—	63,610	—
Derivative liabilities	1,460	—	1,460	—
Contingent consideration liabilities	44,022	—	—	44,022
There were no transfers of financial assets or liabilities into or out of Level 3 within the fair value hierarchy during the years ended December 31, 2023 or 2022.
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
We determine the fair value of certain contingent consideration liabilities using a Monte Carlo simulation (which involves a simulation of future revenues during the earn-out period using management's best estimates) or discounted cash flow analysis. Increases in projected revenues, estimated cash flows and probabilities of payment may result in significantly higher fair value measurements; decreases in these items may have the opposite effect. Increases in the discount rates in periods prior to payment may result in significantly lower fair value measurements and decreases in the discount rates may have the opposite effect. As of December 31, 2023, the maximum amount we could be required to pay under the contingent consideration arrangements related to the Palette and Standard Bariatrics acquisitions was $177.0 million.
The table below provides additional information regarding the valuation technique and inputs used in determining the fair value of our significant contingent consideration liabilities.

Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range (Weighted average)
Revenue-based
	Monte Carlo simulation	Revenue volatility	15.1% - 20.3% (18.8%)
		Risk free rate	Cost of debt structure
		Projected year of payment	2025 - 2026

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information regarding changes in our contingent consideration liabilities for the years ended December 31, 2023 and 2022:

	Contingent consideration
	2023	2022
Beginning balance – January 1	$44,022	$9,814
Initial estimate upon acquisition	27,000	38,800
Payments	(4,293)	(6,975)
Revaluations and other adjustments	(27,243)	2,350
Translation adjustment	—	33
Ending balance – December 31	$39,486	$44,022

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
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner except that the weighted average number of shares is increased to include dilutive securities. The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	2023	2022	2021
Basic	46,981	46,898	46,774
Dilutive effect of share based awards	323	411	653
Diluted	47,304	47,309	47,427
Weighted average shares that were antidilutive and therefore excluded from the calculation of diluted earnings per share were 0.7 million, 0.5 million, and 0.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The following table provides information relating to the changes in accumulated other comprehensive income (loss), net of tax, for each of the years ended December 31, 2023 and 2022:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$1,081	$(138,290)	$(209,750)	$(346,959)
Other comprehensive income (loss) before reclassifications	7,179	(2,606)	(62,904)	(58,331)
Amounts reclassified from accumulated other comprehensive income	(3,329)	5,097	—	1,768
Net current-year other comprehensive income (loss)	3,850	2,491	(62,904)	(56,563)
Balance at December 31, 2022	4,931	(135,799)	(272,654)	(403,522)
Other comprehensive income before reclassifications	8,314	42,380	44,902	95,596
Amounts reclassified from accumulated other comprehensive income	(11,849)	5,370	—	(6,479)
Net current-year other comprehensive (loss) income	(3,535)	47,750	44,902	89,117
Balance at December 31, 2023	$1,396	$(88,049)	$(227,752)	$(314,405)
The following table provides information relating to the (gains) losses recognized in the statements of income including the reclassifications of losses (gains) in accumulated other comprehensive (loss) income into expense/

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(income), net of tax, for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
(Gains) losses on designated foreign exchange forward contracts:
Cost of goods sold	$(12,234)	$(3,532)	$1,150
Total before tax	(12,234)	(3,532)	1,150
Taxes expense	385	203	62
Net of tax	(11,849)	(3,329)	1,212
Amortization of pension and other postretirement benefits items:
Actuarial losses (1)	7,989	7,660	8,543
Prior-service credits (1)	(1,008)	(1,017)	(1,012)
Total before tax	6,981	6,643	7,531
Tax benefit	(1,611)	(1,546)	(1,756)
Net of tax	5,370	5,097	5,775
Impact on income from continuing operations, net of tax	$(6,479)	$1,768	$6,987
(1)These accumulated other comprehensive (loss) income components are included in the computation of net benefit cost of pension and other postretirement benefit plans (see Note 16 for additional information).

Note 14 — Stock compensation plans
In May 2023, our stockholders approved the Teleflex Incorporated 2023 Stock Incentive Plan (the “2023 Plan”), which replaced our 2014 Stock Incentive Plan (the “2014 Plan”), under which stock options, restricted stock awards and performance share units (“PSUs”) previously were granted. The 2023 Plan provides for several different kinds of awards, including stock options, stock appreciation rights, stock awards, stock unit awards and other stock-based awards to directors, officers and key employees. Under the 2023 Plan, the Company is authorized to issue up to 4.3 million shares of common stock, subject to adjustment in accordance with special share counting rules in the 2023 Plan that, among other things, (i) count shares underlying a stock option or stock appreciation right (each, an "option award") as one share and each share underlying any other type of award (a "stock award") as 2.6 shares, (ii) increases the shares the Company is authorized to issue by one or 2.6 shares for each share underlying an option award or stock award, respectively, under the 2014 Plan and our 2008 Stock Incentive Plan (the "2018 Plan" and, together with the 2014 Plan, the "Prior Plans") that have been cancelled, expired, settled in cash or forfeited after December 31, 2022 and (iii) decrease the number of shares the Company is authorized to issue by one share and 2.6 shares for each share underlying an option award or stock award, respectively, granted under the Prior Plans between January 1, 2023 and the May 5, 2023 adoption of the 2023 Plan by the Company's stockholders. Options granted under the 2023 Plan have an exercise price equal to the closing price of the Company's common stock on the date of the grant. In 2023, the Company granted incentive and non-qualified options to purchase 189,388 shares of common stock and granted restricted stock units representing 98,201 shares of common stock under the 2023 Plan.
Under our equity incentive program, we issue PSUs designed to further incentivize to our senior management with respect to the achievement of our long term financial objectives. The PSU component of the equity incentive program is designed to provide shares of our common stock to the holder based upon our achievement of certain financial performance criteria during a designated performance period of three years. The number of shares to be awarded under the PSUs granted are subject to modification based upon our total stockholder return relative to a designated group of public companies. Assuming target performance is achieved, a total of 34,256 shares of common stock would be issuable in respect of the PSUs granted and a maximum of 85,772 shares would be issuable in respect of such PSUs upon achievement of maximum performance levels. The following table summarizes the share-based compensation activity:

	2023	2022	2021
Share-based compensation expense	$31,465	$27,224	$22,937
Total income tax benefit recognized for share-based compensation arrangements	7,820	6,824	10,912
Net excess tax benefit	1,351	1,292	6,355

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unrecognized compensation expense for all awards granted in 2023 as of the grant date was $41.5 million, which will be recognized over the vesting period of the awards. As of December 31, 2023, 3,939,853 shares were available for future grants under the Plan.
Option Awards
The fair value of options granted in 2023, 2022 and 2021 was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used:

	2023	2022	2021
Risk-free interest rate	4.13%	1.56%	0.67%
Expected life of option	5.07 years	5.03 years	5.01 years
Expected dividend yield	0.57%	0.41%	0.34%
Expected volatility	31.42%	30.09%	30.03%
The following table summarizes the option activity during 2023:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
Outstanding, beginning of the year	1,228,848	$230.58
Granted	189,388	238.92
Exercised	(99,799)	108.19
Forfeited or expired	(24,662)	319.20
Outstanding, end of the year	1,293,775	239.55	4.7	$55,105
Exercisable, end of the year	988,794	$226.34	3.5	$52,939
The weighted average grant date fair value for options granted during 2023, 2022 and 2021 was $76.46, $88.92 and $103.87, respectively. The total intrinsic value of options exercised during 2023, 2022 and 2021 was $13.5 million, $5.0 million and $27.4 million, respectively.
We recorded $11.8 million of expense related to options during 2023, which is included in cost of goods sold or selling, general and administrative expenses. As of December 31, 2023, the unamortized share-based compensation cost related to non-vested stock options, net of expected forfeitures, was $14.9 million, which is expected to be recognized over a weighted-average period of 1.6 years. Authorized but unissued shares of our common stock are issued upon exercises of options.
Stock Awards
The fair value of PSUs granted were determined using a Monte Carlo simulation valuation model. The grant date fair value for the 2023 awards was $244.08.
The fair value for restricted stock units granted in 2023, 2022 and 2021 was estimated at the date of grant based on the market price for the underlying stock on the grant date discounted for the risk free interest rate and the present value of expected dividends over the vesting period. The following weighted-average assumptions were used:

	2023	2022	2021
Risk-free interest rate	4.53%	1.57%	0.28%
Expected dividend yield	0.57%	0.42%	0.34%

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the non-vested restricted stock unit activity during 2023:

	Number of Non-Vested Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of the year	147,968	$349.42
Granted	98,201	235.14
Vested	(34,623)	346.01
Forfeited	(21,046)	318.02
Outstanding, end of the year	190,500	$294.63	1.4	$47,709
We issued 98,201, 85,780 and 59,210 of non-vested restricted stock units in 2023, 2022 and 2021, respectively, the majority of which provide for vesting as to all underlying shares on the third anniversary of the grant date. The weighted average grant-date fair value for non-vested restricted stock units granted during 2023, 2022 and 2021 was $235.14, $323.35 and $398.59, respectively.
We recorded $16.8 million of expense related to stock awards during 2023, which is included in cost of goods sold or selling, general and administrative expenses. As of December 31, 2023, the unamortized share-based compensation cost related to non-vested restricted stock units, net of estimated forfeitures, was $21.2 million, which is expected to be recognized over a weighted-average period of 1.4 years. We use treasury stock to provide shares of common stock in connection with vesting of the stock awards.

Note 15 — Income taxes
The following table summarizes the components of the provision for income taxes from continuing operations:

	2023	2022	2021
Current:
Federal	$51,717	$32,798	$134,336
State	8,266	8,747	16,970
Non-U.S.	30,408	56,442	35,399
Deferred:
Federal	(24,396)	(27,528)	(85,272)
State	5,439	10,116	(16,933)
Non-U.S.	5,006	2,428	(10,151)
	$76,440	$83,003	$74,349
At December 31, 2023, the cumulative unremitted earnings of subsidiaries outside the U.S. that are considered non-permanently reinvested and for which taxes have been provided approximated $1.4 billion. At December 31, 2023, the cumulative unremitted earnings of subsidiaries outside the U.S. that are considered permanently reinvested approximated $0.3 billion. Earnings considered permanently reinvested are expected to be reinvested indefinitely and, as a result, no additional deferred tax liability has been recognized with regard to these earnings.
The following table summarizes the U.S. and non-U.S. components of income from continuing operations before taxes:

	2023	2022	2021
U.S.	$45,363	$164,151	$209,231
Non-U.S.	388,649	281,768	350,237
	$434,012	$445,919	$559,468

Reconciliations between the statutory federal income tax rate and the effective income tax rate are as follows:

	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
Tax effect of international items	(6.1)	(4.6)	(6.0)
Legal entity rationalization - deferred taxes	5.7	—	—
Excess tax benefits related to share-based compensation	(0.3)	(0.3)	(1.1)
State taxes, net of federal benefit	0.4	3.4	0.1
Uncertain tax contingencies	(0.6)	(0.4)	(0.1)
Contingent consideration	(1.3)	0.1	0.2
Research and development tax credit	(1.3)	(1.0)	(0.8)
Other, net	0.1	0.5	—
	17.6%	18.6%	13.3%
The effective income tax rate for 2023 was 17.6% compared to 18.6% for 2022. The effective income tax rate for 2023 reflects the impact of deferred charges resulting from a legal entity rationalization and the impact of a non-taxable contingent consideration adjustment recognized in connection with a decrease in the estimated fair value of our contingent consideration liabilities. Additionally, the effective income tax rate for 2023 reflects a tax benefit associated with the TRIP pension settlement charge. The effective income tax rate for 2022 reflects tax expense resulting from a deferred charge relating to the 2022 Restructuring Plan. The effective income tax rates for both 2023 and 2022 reflect tax expense resulting from a U.S. law effective in 2022 requiring capitalization of certain research and development expenditures. Additionally, the effective income tax rates for both 2023 and 2022 reflect a net excess tax benefit related to share-based compensation and a tax benefit from research and development tax credits.
We are routinely subject to examinations by various taxing authorities. In conjunction with these examinations and as a regular practice, we establish and adjust reserves with respect to its uncertain tax positions to address developments related to those positions. We realized a net benefit of $2.3 million, $2.0 million and $0.8 million in 2023, 2022 and 2021 respectively, as a result of reducing our reserves with respect to uncertain tax positions, principally due to the expiration of a number of applicable statutes of limitations.
The following table summarizes significant components of our deferred tax assets and liabilities at December 31, 2023 and 2022:

	2023	2022
Deferred tax assets:
Tax loss and credit carryforwards	$114,147	$110,857
Lease Liabilities	30,397	32,339
Pension	—	1,163
Reserves and accruals	72,040	64,498
Other	33,472	24,013
Less: valuation allowances	(95,747)	(91,531)
Total deferred tax assets	154,309	141,339
Deferred tax liabilities:
Property, plant and equipment	34,852	25,427
Intangibles — stock acquisitions	462,559	379,298
Unremitted non-U.S. earnings	61,734	67,833
Lease Assets	30,397	32,339
Other	14,099	18,926
Total deferred tax liabilities	603,641	523,823
Net deferred tax liability	$(449,332)	$(382,484)
Under the tax laws of various jurisdictions in which we operate, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward, subject to statutory limitations, to reduce taxable income or taxes payable in a future tax year. At December 31, 2023, the tax effect of such carryforwards approximated $114.1 million. Of this amount, $21.2 million has no expiration date, $6.6 million expires after 2023 but before the end of 2028 and $86.3 million expires after 2028. A portion of these carryforwards consists of tax losses and credits obtained by us as a result of acquisitions; the utilization of these carryforwards is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which limits a company’s ability to deduct prior net operating losses following a more than 50 percent change in ownership. It is not expected that the Section 382 limitation will prevent us ultimately from utilizing the applicable loss carryforwards. The determination of state net operating loss carryforwards is dependent upon the U.S. subsidiaries’ taxable income or loss, the state’s proportion of each subsidiary's taxable net income and the application of state laws, which can change from year to year and impact the amount of such carryforward.
The valuation allowance for deferred tax assets of $95.7 million and $91.5 million at December 31, 2023 and 2022, respectively, relates principally to the uncertainty of our ability to utilize certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with applicable accounting standards, which require that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.
Uncertain Tax Positions: The following table is a reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Balance at January 1	$4,260	$6,105	$7,230
Increase in unrecognized tax benefits related to prior years	—	215	—
Decrease in unrecognized tax benefits related to prior years	—	(761)	—
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(2,287)	(1,117)	(956)
(Decrease) increase in unrecognized tax benefits due to foreign currency translation	47	(182)	(169)
Balance at December 31	$2,020	$4,260	$6,105
The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the effective tax rate for continuing operations, were $1.3 million at December 31, 2023.
We accrue interest and penalties associated with unrecognized tax benefits in income tax expense in the consolidated statements of income, and the corresponding liability is included in the consolidated balance sheets. The net interest expense (benefit) and penalties reflected in income from continuing operations for the year ended December 31, 2023 was $0.1 million and $(0.6) million, respectively; for the year ended December 31, 2022 was $0.2 million and $(0.2) million, respectively; and for the year ended December 31, 2021 was $0.2 million and $(0.3) million, respectively. The liabilities in the consolidated balance sheets for interest and penalties at December 31, 2023 were $0.4 million and $1.0 million, respectively, and at December 31, 2022 were $0.6 million and $1.5 million, respectively.
The taxable years for which the applicable statute of limitations remains open by major tax jurisdictions are as follows:

	Beginning	Ending
U.S.	2020	2023
Canada	2019	2023
China	2018	2023
Czech Republic	2020	2023
France	2021	2023
Germany	2011	2023
India	2015	2023
Ireland	2019	2023
Italy	2018	2023
Malaysia	2017	2023
Singapore	2019	2023

We are routinely subject to income tax examinations by various taxing authorities. As of December 31, 2023, the most significant tax examinations in process were in Germany and Italy. The date at which these examinations may be concluded and the ultimate outcome of the examinations are uncertain. As a result of the uncertain outcome of these ongoing examinations, future examinations or the expiration of statutes of limitation, it is reasonably possible that the related unrecognized tax benefits for tax positions taken could materially change from those recorded as liabilities at December 31, 2023. Due to the potential for resolution of certain examinations, and the expiration of various statutes of limitations, it is reasonably possible that our unrecognized tax benefits may change within the next year by a range of zero to $0.7 million.
Supplemental cash flow information

	Year Ended December 31,
	2023	2022	2021
Income taxes paid, net of refunds	$114,211	$162,046	$108,609

Note 16 — Pension and other postretirement benefits
We have a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. Our funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves. As of December 31, 2023, no further benefits are being accrued under the U.S. defined benefit pension plans and the other postretirement benefit plans, other than certain postretirement benefit plans covering employees subject to a collective bargaining agreement.
In May 2023, our Board of Directors approved the termination of the Teleflex Incorporated Retirement Income Plan (the “TRIP”), a U.S. defined benefit plan, effective as of August 1, 2023. The TRIP is subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and is intended to be tax-qualified under Section 401(a) of the Code. Participation in and accrual of benefits under the TRIP have been frozen since 2012, and, as of December 31, 2023, the TRIP assets exceeded the liabilities. In June 2023, we notified participants of our intent to terminate the TRIP and requested a determination letter from the Internal Revenue Services (“IRS”) stating that the TRIP satisfies the requirements, in form, to be tax-qualified under Code Section 401(a) upon termination. In September 2023, a notice of benefits was sent to participants, beneficiaries and alternate payees in connection with the proposed termination. Participants, beneficiaries and alternate payees who had not started their TRIP benefits were offered the opportunity to elect to receive their benefits in the form of a lump sum distribution in connection with the termination of the TRIP or to commence their benefits in the form of monthly annuity payments in accordance with TRIP terms. Because the TRIP is an ERISA plan, the termination is subject to approval by the Pension Benefit Guaranty Corporation (“PBGC”). In September 2023, we filed a termination notice with the PBGC for approval. After the termination has been approved by the PBGC, one or more annuity contracts with a qualifying insurer(s) will be purchased to provide TRIP benefits that have not already been distributed. While we expect to proceed with the termination, we may decide not to proceed for certain reasons including, for example, if the cost to terminate the TRIP exceeds our current expectations. Should the Company proceed with the termination, participants, beneficiaries, and alternate payees will each receive the full value of their benefit under the TRIP, paid either from TRIP assets or from an annuity contract purchase as described under this paragraph.
Upon settlement of the TRIP, we are required to remeasure the plan assets and obligation and will recognize a settlement loss for the recognition of the unrecognized losses in accumulated other comprehensive income including the effects of the remeasurement. In December 2023, we recognized a settlement charge of $45.2 million resulting from payments to eligible participants who elected the lump sum distribution option. As of December 31, 2023, the pre-tax accumulated other comprehensive loss related to the TRIP was approximately $150.5 million.
Teleflex and certain of our subsidiaries provide medical, dental and life insurance benefits to pensioners or their survivors. The associated plans are unfunded and approved claims are paid from our funds.

The following table provides information regarding the components of the net benefit (income) expense of the pension and postretirement benefit plans for the years ended December 31, 2023, 2022 and 2021:

	Pension			Other Benefits
	2023	2022	2021	2023	2022	2021
Service cost	$1,435	$1,346	$1,467	$—	$—	$—
Interest cost	17,297	10,776	9,272	824	477	418
Expected return on plan assets	(25,277)	(25,776)	(30,726)	—	—	—
Net amortization and deferral	8,536	7,900	8,589	(1,564)	(1,258)	(1,058)
Settlements	45,244	—	—	—	—	—
Net benefit expense (income)	$47,235	$(5,754)	$(11,398)	$(740)	$(781)	$(640)
Net benefit expense (income) is primarily included in selling, general and administrative expenses within the consolidated statements of income.
The following table provides the weighted average assumptions for U.S. and foreign plans used in determining net benefit cost:

	Pension			Other Benefits
	2023	2022	2021	2023	2022	2021
Discount rate	5.1%	2.8%	2.5%	5.1%	2.7%	2.3%
Rate of return	7.3%	5.6%	6.7%
Initial healthcare trend rate				6.1%	6.4%	6.8%
Ultimate healthcare trend rate				4.5%	4.5%	4.5%
The following table provides summarized information with respect to the pension and postretirement benefit plans, measured as of December 31, 2023 and 2022:

	Pension		Other Benefits
	2023	2022	2023	2022
Benefit obligation, beginning of year	$356,757	$474,674	$18,620	$26,804
Service cost	1,435	1,346	—	—
Interest cost	17,297	10,776	824	477
Actuarial loss (gain)	11,557	(104,558)	(508)	(6,223)
Currency translation	1,067	(3,030)	—	—
Benefits paid	(21,208)	(21,472)	(1,910)	(2,491)
Liability gain due to settlement	(15,272)	—	—	—
Medicare Part D reimbursement	—	—	(3)	53
Plan amendments	—	—	(7,488)	—
Settlements	(73,932)	—	—	—
Administrative costs	(2,304)	(979)	—	—
Projected benefit obligation, end of year	275,397	356,757	9,535	18,620
Fair value of plan assets, beginning of year	357,270	469,793
Actual return on plan assets	23,740	(89,506)
Contributions	1,276	1,464
Benefits paid	(95,139)	(21,472)
Administrative costs	(2,304)	(979)
Currency translation	670	(2,030)
Fair value of plan assets, end of year	285,513	357,270
Funded status, end of year	$10,116	$513	$(9,535)	$(18,620)

The actuarial loss for pension for the year ended December 31, 2023 was primarily due to a decrease in the discount rate used to measure the obligation, offset by demographic gains. The actuarial gain for pension for the year ended December 31, 2022 was primarily due to an increase in the discount rate used to measure the obligation.
The accumulated benefit obligations (ABO) and the projected benefit obligations (PBO) for plans with ABO and PBO in excess of plan assets were $262.6 million and $263.2 million, respectively, at December 31, 2023 and $345.5 million and $346.0 million respectively, at December 31, 2022. The fair value of plan assets for plans with PBO and ABO in excess of plan assets were $272.3 million and $345.7 million, respectively, at December 31, 2023 and December 31, 2022, respectively.
The following table sets forth the amounts recognized in the consolidated balance sheet with respect to the pension and postretirement plans:

	Pension		Other Benefits
	2023	2022	2023	2022
Other assets	$27,370	$16,870	$—	$—
Payroll and benefit-related liabilities	(1,439)	(1,408)	(1,361)	(2,175)
Pension and postretirement benefit liabilities	(15,815)	(14,949)	(8,174)	(16,445)
Accumulated other comprehensive loss (gain)	164,139	219,555	(14,244)	(7,812)
	$174,255	$220,068	$(23,779)	$(26,432)
The following tables set forth the amounts recognized in accumulated other comprehensive income with respect to the plans:

	Pension
	Prior Service Cost	Net Loss or (Gain)	Deferred Taxes	Accumulated Other Comprehensive Loss, Net of Tax
Balance at December 31, 2021	$200	$217,939	$(77,273)	$140,866
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	—	(7,900)	1,832	(6,068)
Amounts arising during the period:
Actuarial changes in benefit obligation	—	10,724	(2,271)	8,453
Impact of currency translation	—	(1,408)	365	(1,043)
Balance at December 31, 2022	200	219,355	(77,347)	142,208
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(9)	(8,527)	1,961	(6,575)
Amounts arising during the period:
Actuarial changes in benefit obligation	—	(47,453)	10,805	(36,648)
Impact of currency translation	—	573	(139)	434
Balance at December 31, 2023	$191	$163,948	$(64,720)	$99,419

	Other Benefits
	Prior Service Cost	Net (Gain) or Loss	Deferred Taxes	Accumulated Other Comprehensive Loss, Net of Tax
Balance at December 31, 2021	$(3,652)	$805	$271	$(2,576)
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	1,017	241	(287)	971
Amounts arising during the period:
Actuarial changes in benefit obligation	—	(6,223)	1,419	(4,804)
Balance at December 31, 2022	(2,635)	(5,177)	1,403	(6,409)
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	1,017	547	(359)	1,205
Amounts arising during the period:
Actuarial changes in benefit obligation	—	(7,996)	1,830	(6,166)
Balance at December 31, 2023	$(1,618)	$(12,626)	$2,874	$(11,370)
The following table provides the weighted average assumptions for U.S. and foreign plans used in determining benefit obligations:

	Pension		Other Benefits
	2023	2022	2023	2022
Discount rate	4.7%	5.1%	5.0%	5.1%
Rate of compensation increase	3.0%	3.0%
Initial healthcare trend rate			6.6%	5.9%
Ultimate healthcare trend rate			4.5%	4.5%
The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the pension and other benefit obligations. The weighted average discount rates for U.S. pension plans and other benefit plans of 4.81% and 4.97%, respectively, were established by comparing the projection of expected benefit payments to the AA Above Median yield curve as of December 31, 2023. The expected benefit payments are discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, we extend the curve assuming that the discount rate derived in year 30 is extended to the end of the plan’s payment expectations. Once the present value of the string of benefit payments is established, we determine the single rate on the yield curve that, when applied to all obligations of the plan, will exactly match the previously determined present value.
As part of the evaluation of pension and other postretirement assumptions, we applied assumptions for mortality and healthcare cost trends that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, we used generational tables that take into consideration increases in plan participant longevity.
Our assumption for the expected return on plan assets is primarily based on the determination of an expected return for its current portfolio. This determination is made using assumptions for return and volatility of the portfolio. Asset class assumptions are set using a combination of empirical and forward-looking analysis. To the extent historical results have been affected by unsustainable trends or events, the effects of those trends are quantified and removed. We apply a variety of models for filtering historical data and isolating the fundamental characteristics of asset classes. These models provide empirical return estimates for each asset class, which are then reviewed and combined with a qualitative assessment of long term relationships between asset classes before a return estimate is finalized. The qualitative analysis is intended to provide an additional means for addressing the effect of unrealistic or unsustainable short-term valuations or trends, resulting in return levels and behavior we believe are more likely to prevail over long periods. Effective in 2023, we changed the expected return on plan assets of the U.S. pension plans from 7.40% to 4.81% due to modifications to the investment strategy in order to reflect expected return assumptions based on recent capital market movements.

The accumulated benefit obligation for all U.S. and foreign defined benefit pension plans was $274.9 million and $356.3 million for 2023 and 2022, respectively. All of the pension plans had accumulated benefit obligations in excess of their respective plan assets as of December 31, 2023 and 2022, with the exception of one foreign plan that had plan assets of $1.0 million and $0.8 million in excess of the accumulated benefit obligation as of December 31, 2023 and 2022, respectively.
Our investment objective is to achieve an enhanced long-term rate of return on plan assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the availability of benefits for participants. These investments are comprised of fixed income mutual funds. Our target allocation percentage is 100% fixed-income securities. Fixed-income funds are held for diversification relative to equities and as a partial hedge of interest rate risk with respect to plan liabilities. The plans may also hold cash to meet liquidity requirements. Actual performance may not be consistent with the respective investment strategies. Investment risks and returns are measured and monitored on an ongoing basis through annual liability measurements and investment portfolio reviews to determine whether the asset allocation targets continue to represent an appropriate balance of expected risk and reward.
The following table provides the fair values of the pension plan assets at December 31, 2023 by asset category:

	Fair Value Measurements
Asset Category (a)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$909	$909	$—	$—
Money market funds	4,424	4,424	—	—
Fixed income securities:
Intermediate duration fund (e)	193,674	193,674	—	—
Long duration bond fund (f)	1,357	1,357	—	—
Corporate, government and foreign bonds	72,037	—	72,037	—
Absolute return credit fund (i)	317	—	317	—
Other types of investments:
Contract with insurance company (k)	12,795	—	—	12,795
Total investments at fair value	$285,513	$200,364	$72,354	$12,795
Total	$285,513

The following table provides the fair values of the pension plan assets at December 31, 2022 by asset category:

	Fair Value Measurements
Asset Category (a)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$769	$769	$—	$—
Money market funds	13	13	—	—
Equity securities:
Managed volatility (b)	46,721	46,721	—	—
U.S. small/mid-cap equity (c)	6,054	6,054	—	—
World equity (excluding U.S.) (d)	28,159	28,159	—	—
Fixed income securities:
Intermediate duration fund (e)	105,865	105,865	—	—
Long duration bond fund (f)	87,018	87,018	—	—
Corporate bond fund (g)	6,092	6,092	—	—
Emerging markets debt fund (h)	6,284	6,284	—	—
Corporate, government and foreign bonds	58,572	—	58,572	—
Absolute return credit fund (i)	427	—	427	—
Asset backed – home loans	153	—	153	—
Other types of investments:
Structured credit (j)	29	29		—
Contract with insurance company (k)	11,114	—	—	11,114
Total investments at fair value	$357,270	$287,004	$59,152	$11,114
Total	$357,270
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
Our contributions to U.S. and foreign pension plans during 2024 are expected to be approximately $1.4 million. Contributions to postretirement healthcare plans during 2024 are expected to be approximately $1.4 million.
The following table provides information about the expected benefit payments under its U.S. and foreign plans for each of the five succeeding years and the aggregate of the five years thereafter:

	Pension	Other Benefits
2024	$23,044	$1,360
2025	21,870	1,346
2026	21,751	990
2027	21,346	728
2028	21,066	673
Years 2029 — 2033	99,009	2,761
We maintain a number of defined contribution savings plans covering eligible U.S. and non-U.S. employees. We partially match employee contributions. Costs related to these plans were $26.1 million, $24.3 million and $23.2 million for 2023, 2022 and 2021, respectively.

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
Remediation activities vary substantially in duration and cost from site to site. The nature of these activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At December 31, 2023 and 2022, we have recorded $2.5 million in accrued liabilities and $3.8 million and $3.2 million, respectively in other liabilities relating to these matters. Considerable uncertainty exists with respect to these liabilities, and if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of December 31, 2023. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.
Legal matters: We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment, environmental and other matters. As of December 31, 2023 and 2022, we have recorded accrued liabilities of $0.8 million and $0.5 million, respectively, in connection with such contingencies, representing our best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters.
Other: In 2015, the Italian parliament enacted legislation that, among other things, imposed a “payback” measure on medical device companies that supply goods and services to the Italian National Healthcare System. Under the measure, companies are required to make payments to the Italian government if medical device expenditures in a given year exceed regional expenditure ceilings established for that year. The payment amounts are calculated based on the amount by which the regional ceilings for the given year were exceeded. Considerable uncertainty exists related to the enforceability of and implementation process for the payback law. In response to decrees issued by the Italian Ministry of Health, the various Italian regions issued invoices to medical device companies, including Teleflex, under the payback measure in the fourth quarter of 2022 seeking payment with respect to excess expenditures for the years 2015 through 2018. Following the issuance of the invoices, we and numerous other medical device companies filed appeals with the Italian administrative courts challenging the enforceability of the payback measure, which appeals remain pending. As of December 31, 2023, our reserve for this matter is $14.5 million, of which, $3.2 million was recorded as a reduction of revenue for 2023. If the payback was to ultimately be enforced in its existing form, we estimate that we would be required to remit payments in excess of our current reserve of up to $22.9 million.
On April 4, 2023, one of our Mexican subsidiaries received a notification from the Mexican Federal Tax Administration Service (“SAT”) setting forth its preliminary findings with respect to a foreign trade operations audit carried out by SAT for the period from July 1, 2017 to June 6, 2019. The preliminary findings stated that our Mexican subsidiary did not evidence the export of goods temporarily imported under Mexico’s Manufacturing, Maquila and Export Services Industries Program (“IMMEX Program”), therefore triggering the potential obligation for payment of import duties, value added tax, customs processing fees and other fines and penalties, which may cause an adverse impact on our gross profit in the future. In response to the notification, our Mexican subsidiary has requested that the matter be referred to the Procuraduría de la Defensa del Contribuyente, or “PRODECON,” (local tax ombudsperson) to help facilitate the process. In June 2023, SAT was provided with the appropriate documentation evidencing the export of the goods in accordance with the requirements of the IMMEX Program.
While we cannot predict with certainty the outcome of this audit, based on currently known information, we do not believe a loss is either probable or estimable. Accordingly, no loss contingency has been recorded in our financial statements as of December 31, 2023 related to this matter. However, if the final resolution of the matter is not favorable to us, our Mexican subsidiary may be required to make payment of certain import duties, fines and surcharges, which could be material.
As part of our acquisition of Palette, we identified certain foreign tax liabilities that had not been properly recognized and paid by Palette prior to our acquisition. As part of our acquisition accounting, we have established a liability of $3.5 million, representing our best estimate of the outstanding tax liabilities including interest as of December 31, 2023. Subsequent to year end we requested the relevant foreign tax authority to re-assess Palette’s previously filed tax returns for the related periods. If the tax authority disagrees with the basis for our request for reassessment of the previously filed returns and we are unsuccessful in defending our position, we may be required to pay an amount in excess of our current established liability, which could be material.

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

The following tables present our segment results for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Americas	$1,715,331	$1,653,724	$1,659,309
EMEA	586,245	558,373	606,807
Asia	346,905	306,320	297,766
OEM	326,008	272,624	245,681
Net revenues	$2,974,489	$2,791,041	$2,809,563

	Year Ended December 31,
	2023	2022	2021
Americas	$453,062	$452,030	$424,225
EMEA	52,190	42,465	94,865
Asia	90,095	82,786	84,648
OEM	86,206	65,379	56,210
Total segment operating profit (1)	681,553	642,660	659,948
Unallocated expenses (2)	(175,240)	(142,935)	(31,853)
Income from continuing operations before interest, loss on extinguishment of debt and taxes	$506,313	$499,725	$628,095
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
(2) Unallocated expenses primarily include manufacturing variances other than fixed manufacturing cost absorption variances, restructuring and impairment charges, gain on sale of business and settlement charges related to our plan to terminate the TRIP, as described in Note 16.

	Year Ended December 31,
	2023	2022	2021
Americas	$169,059	$162,898	$164,102
EMEA	43,669	39,957	45,022
Asia	11,328	10,107	11,140
OEM	18,062	17,628	17,098
Consolidated depreciation and amortization	$242,118	$230,590	$237,362
Geographic data
The following tables provide total net revenues and total net property, plant and equipment by geographic region for the years ended December 31, 2023, 2022 and 2021 and as of December 31, 2023 and 2022, respectively.

	Year Ended December 31,
	2023	2022	2021
Net revenues (based on selling location):
U.S.	$1,879,898	$1,786,467	$1,769,488
Europe	665,185	622,343	665,000
Asia Pacific	307,513	270,749	263,022
All other	121,893	111,482	112,053
	$2,974,489	$2,791,041	$2,809,563

	As of December 31,
Net property, plant and equipment:	2023	2022
U.S.	$200,969	$193,618
Malaysia	71,947	73,441
Mexico	112,339	82,334
All other	94,658	97,812
	$479,913	$447,205

TELEFLEX INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Year	Additions (reversals) Charged to Income	Accounts Receivable Write-offs	Translation and Other	Balance at End of Year
December 31, 2023	$8,562	$1,893	$(1,604)	$605	$9,456
December 31, 2022	$10,799	$(786)	$(1,750)	$299	$8,562
December 31, 2021	$12,875	$1,542	$(3,001)	$(617)	$10,799
DEFERRED TAX ASSET VALUATION ALLOWANCE

	Balance at Beginning of Year	Additions Charged to Expense	Reductions Credited to Expense	Translation and Other	Balance at End of Year
December 31, 2023	$91,531	$4,799	$(4,937)	$4,354	$95,747
December 31, 2022	$143,177	$8,489	$(59,520)	$(615)	$91,531
December 31, 2021	$155,008	$7,770	$(15,384)	$(4,217)	$143,177