Form 10-Q
period 2024-03-31
TELEFLEX INC
filed 2024-05-03
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The registrant had 47,102,562 shares of common stock, par value $1.00 per share, outstanding as of April 30, 2024 .

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31, 2024	April 2, 2023
	(Dollars and shares in thousands, except per share)
Net revenues	$737,849	$710,932
Cost of goods sold	321,715	319,552
Gross profit	416,134	391,380
Selling, general and administrative expenses	242,830	232,716
Research and development expenses	37,299	41,469
Pension settlement charge	138,139	—
Restructuring and impairment charges	2,659	2,221
(Loss) income from continuing operations before interest and taxes	(4,793)	114,974
Interest expense	22,683	18,337
Interest income	(1,666)	(843)
(Loss) income from continuing operations before taxes	(25,810)	97,480
(Benefit) taxes on income from continuing operations	(41,551)	20,184
Income from continuing operations	15,741	77,296
Operating loss from discontinued operations	(587)	(711)
Tax benefit on operating loss from discontinued operations	(135)	(163)
Loss from discontinued operations	(452)	(548)
Net income	$15,289	$76,748
Earnings per share:
Basic:
Income from continuing operations	$0.33	$1.65
Loss from discontinued operations	(0.01)	(0.02)
Net income	$0.32	$1.63
Diluted:
Income from continuing operations	$0.33	$1.63
Loss from discontinued operations	(0.01)	(0.01)
Net income	$0.32	$1.62
Weighted average common shares outstanding
Basic	47,068	46,949
Diluted	47,394	47,285
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31, 2024	April 2, 2023
	(Dollars in thousands)
Net income	$15,289	$76,748
Other comprehensive income, net of tax:
Foreign currency:
Foreign currency translation, net of tax of $(2,638) and $2,970 for the three months periods, respectively	(36,669)	18,570
Pension and other postretirement benefits plans:
Prior service cost recognized in net periodic cost, net of tax of $113 and $59 for the three months periods, respectively	(379)	(195)
Unamortized gain arising during the period, net of tax of $(2,559) and $— for the three months periods, respectively	8,619	—
Plan settlement charge, net of tax of $(58,065) and $— for the three months periods, respectively	80,074	—
Net loss recognized in net periodic cost, net of tax of $(279) and $(476) for the three months periods, respectively	921	1,592
Foreign currency translation, net of tax of $(41) and $63 for the three months periods, respectively	107	(184)
Pension and other postretirement benefit plans adjustment, net of tax of $(60,831) and $(354) for the three months periods, respectively	89,342	1,213
Derivatives qualifying as hedges:
Derivatives qualifying as hedges, net of tax of $(118) and $120 for the three months periods, respectively	678	2,408
Other comprehensive income, net of tax:	53,351	22,191
Comprehensive income	$68,640	$98,939
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$237,423	$222,848
Accounts receivable, net	448,532	443,467
Inventories	627,866	626,216
Prepaid expenses and other current assets	111,624	107,471
Prepaid taxes	8,163	7,404
Total current assets	1,433,608	1,407,406
Property, plant and equipment, net	485,535	479,913
Operating lease assets	112,560	123,521
Goodwill	2,898,343	2,914,055
Intangible assets, net	2,429,460	2,501,960
Deferred tax assets	6,588	6,748
Other assets	111,828	98,943
Total assets	$7,477,922	$7,532,546
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$90,625	$87,500
Accounts payable	115,945	132,247
Accrued expenses	136,614	146,880
Payroll and benefit-related liabilities	106,055	146,535
Accrued interest	16,999	5,583
Income taxes payable	48,905	41,453
Other current liabilities	55,871	46,547
Total current liabilities	571,014	606,745
Long-term borrowings	1,667,896	1,727,572
Deferred tax liabilities	456,364	456,080
Pension and postretirement benefit liabilities	23,170	23,989
Noncurrent liability for uncertain tax positions	3,288	3,370
Noncurrent operating lease liabilities	104,376	111,300
Other liabilities	148,604	162,502
Total liabilities	2,974,712	3,091,558
Commitments and contingencies
Total shareholders' equity	4,503,210	4,440,988
Total liabilities and shareholders' equity	$7,477,922	$7,532,546
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2024	April 2, 2023
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$15,289	$76,748
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	452	548
Depreciation expense	15,928	18,287
Intangible asset amortization expense	50,116	41,540
Deferred financing costs and debt discount amortization expense	853	846
Pension settlement charge	138,139	—
Fair value step up of acquired inventory sold	1,722	—
Changes in contingent consideration	865	2,447
Assets impairment charge	2,110	—
Stock-based compensation	7,129	7,015
Deferred income taxes, net	(58,282)	2,092
Interest benefit on swaps designated as net investment hedges	(3,720)	(5,108)
Other	(118)	(427)
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(9,549)	1,339
Inventories	(11,720)	(30,099)
Prepaid expenses and other assets	7,352	2,752
Accounts payable, accrued expenses and other liabilities	(50,610)	(40,856)
Income taxes receivable and payable, net	6,888	7,225
Net cash provided by operating activities from continuing operations	112,844	84,349
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(38,432)	(21,835)
Payments for businesses and intangibles acquired, net of cash acquired	(70)	(64)
Net proceeds on swaps designated as net investment hedges	13,695	—
Net cash used in investing activities from continuing operations	(24,807)	(21,899)
Cash flows from financing activities of continuing operations:
Reduction in borrowings	(57,125)	(75,125)
Net proceeds (payments) from share based compensation plans and related tax impacts	1,750	(2,433)
Payments for contingent consideration	(72)	(64)
Dividends paid	(16,001)	(15,969)
Net cash used in financing activities from continuing operations	(71,448)	(93,591)
Cash flows from discontinued operations:
Net cash used in operating activities	(1,863)	(285)
Net cash used in discontinued operations	(1,863)	(285)
Effect of exchange rate changes on cash and cash equivalents	(151)	3,530
Net increase (decrease) in cash and cash equivalents	14,575	(27,896)
Cash and cash equivalents at the beginning of the period	222,848	292,034
Cash and cash equivalents at the end of the period	$237,423	$264,138
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2023	48,046	$48,046	$749,712	$4,109,736	$(314,405)	1,006	$(152,101)	$4,440,988
Net income				15,289				15,289
Cash dividends ($0.34 per share)				(16,001)				(16,001)
Other comprehensive income					53,351			53,351
Shares issued under compensation plans	35	35	6,166			(21)	2,244	8,445
Deferred compensation			347			(5)	791	1,138
Balance at March 31, 2024	48,081	$48,081	$756,225	$4,109,024	$(261,054)	980	$(149,066)	$4,503,210

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2022	47,957	$47,957	$715,118	$3,817,304	$(403,522)	1,032	$(154,889)	$4,021,968
Net income				76,748				76,748
Cash dividends ($0.34 per share)				(15,969)				(15,969)
Other comprehensive income					22,191			22,191
Shares issued under compensation plans	18	18	2,333			(19)	2,639	4,990
Deferred compensation			324			(6)	1	325
Balance at April 2, 2023	47,975	$47,975	$717,775	$3,878,083	$(381,331)	1,007	$(152,249)	$4,110,253

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
In accordance with applicable accounting standards and as permitted by Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures that are required to be included in our annual consolidated financial statements. Therefore, our quarterly condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
In December 2023, the FASB issued new guidance designed to improve income tax disclosure requirements, primarily through increased disaggregation disclosures within the effective tax rate reconciliation as well as enhanced disclosures on income taxes paid. The guidance is effective for all fiscal years beginning after December 15, 2024. The new standard can be adopted on a prospective basis with an option for it to be adopted retrospectively and early adoption is permitted. We are currently evaluating this guidance to determine its impact on our consolidated financial statements.
In March 2024, the SEC adopted final rules that require registrants to include certain climate-related disclosures in registration statements and annual reports. The required disclosures include information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations or financial condition. The required information about climate-related risks will also include disclosure of a registrant's greenhouse gas emissions and will require registrants to present certain climate-related financial disclosures in their audited financial statements. The rules were to be effective for all fiscal years beginning in 2025. However, following the adoption of the rules, challenges to the rules were brought in six federal appellate courts. These challenges were consolidated for review in the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC announced that it had stayed the rules pending the completion of judicial review of the consolidated Eighth Circuit petitions. We plan to monitor the status of these rules, and, as appropriate, to evaluate the rules to determine their impact on our consolidated financial statements.
From time to time, new accounting guidance is issued by the FASB or other standard setting bodies that is adopted by us as of the effective date or, in some cases where early adoption is permitted, in advance of the effective date. We have assessed the recently issued guidance that is not yet effective and, unless otherwise indicated above, believe the new guidance will not have a material impact on the consolidated results of operations, cash flows or financial position.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 3 — Net revenues
We primarily generate revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when our products are shipped from the manufacturing or distribution facility. For our Original Equipment and Development Services ("OEM") segment, most revenue is recognized over time because the OEM segment generates revenue from the sale of custom products that have no alternative use and we have an enforceable right to payment to the extent that performance has been completed. We market and sell products through our direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers, which constituted 86%, 12% and 2% of consolidated net revenues, respectively, for the three months ended March 31, 2024. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. With respect to the custom products sold in the OEM segment, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.
The following table disaggregates revenue by global product category for the three months ended March 31, 2024 and April 2, 2023.

	Three Months Ended
	March 31, 2024	April 2, 2023
Vascular access	$181,354	$177,652
Interventional	134,665	116,897
Anesthesia	96,352	93,332
Surgical	105,524	99,023
Interventional urology	79,742	75,378
OEM	87,697	76,997
Other (1)	52,515	71,653
Net revenues (2)	$737,849	$710,932
(1)    Includes revenues generated from sales of our respiratory and urology products (other than interventional urology products) and sales pursuant to the manufacturing and supply transition agreement related to our Respiratory business divestiture.
(2)    The product categories listed above are presented on a global basis, while each of our reportable segments other than the OEM reportable segment are defined based on the geographic location of its operations; the OEM reportable segment operates globally. Each of the geographically based reportable segments includes net revenues from each of the non-OEM product categories listed above.
Note 4 — Acquisition
2023 acquisition
In the fourth quarter of 2023, we completed the acquisition of Palette Life Sciences AB (“Palette”), a privately held medical device company that sells a portfolio of hyaluronic acid gel-based products primarily utilized in the treatment of urology diseases including a rectal spacing product used in connection with radiation therapy treatment of prostate cancer. Under the terms of the agreement, we acquired Palette for an initial cash payment of $594.9 million, with the potential to make two milestone payments up to $50 million in the aggregate if certain commercial milestones are met. The milestone payments are based on net sales growth over the two-year period beginning January 1, 2024.
We are continuing to evaluate the fair value of the acquired assets and liabilities assumed in connection with the acquisition. Additionally, the purchase accounting for this acquisition remains incomplete with respect to the consideration transferred as we have not reached an agreement on the closing statement adjustments with the seller. Any adjustments to the consideration transferred during the measurement period will be recognized in the reporting period in which they are settled.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 5 — Restructuring and impairment charges
We have ongoing restructuring initiatives consisting of the integration of Palette into Teleflex and workforce reductions designed to improve operating performance across the organization by creating efficiencies that align with evolving market demands and our strategy to enhance long-term value creation (the “2023 Restructuring plan”) and a plan involving the relocation of certain manufacturing operations to existing lower-cost locations, the outsourcing of certain manufacturing processes and related workforce reductions (the “2023 Footprint realignment plan”). The following table provides a summary of our cost estimates and other information associated with these plans:

	2023 Restructuring plan	2023 Footprint Realignment plan
Plan expense estimates:	(Dollars in millions)
Restructuring charges (1)	$12 to $15	$4 to $6
Restructuring related charges (2) (3)	$3 to $4	$7 to $9
Total restructuring and restructuring related charges	$15 to $19	$11 to $15
Other plan estimates:
Expected cash outlays	$15 to $19	$11 to $15
Expected capital expenditures	$—	$2 to $3
Other plan information:
Period initiated	December 2023	September 2023
Estimated period of substantial completion	End of 2024	2027
Aggregate restructuring charges	$12.7	$1.6
Restructuring reserve:
Balance as of March 31, 2024	$7.8	$1.5
Restructuring related charges incurred:
Three months ended March 31, 2024	$0.8	$0.5
Aggregate restructuring related charges	$1.5	$0.6
(1)Substantially all of the charges consist of employee termination benefit costs.
(2)2023 Restructuring plan restructuring related charges represent costs that are directly related to the program and consist primarily of retention bonuses offered to certain employees expected to remain with our company after completion of the program. Substantially all of the restructuring related charges are expected to be recognized within selling, general and administrative expenses.
(3)2023 Footprint realignment plan restructuring related charges represent costs that are directly related to the program and principally constitute costs to transfer manufacturing operations to existing lower-cost locations and project management costs. Substantially all of these charges are expected to be recognized within cost of goods sold.
Restructuring and impairment charges recognized for the three months ended March 31, 2024 and April 2, 2023 consisted of the following:

Three Months Ended March 31, 2024
	Termination Benefits	Other Costs (1)	Total
2023 Restructuring plan	$155	$47	$202
2023 Footprint realignment plan	155	2	157
Other restructuring programs (2)	165	25	190
Restructuring charges	475	74	549
Asset impairment charges	—	2,110	2,110
Restructuring and impairment charges	$475	$2,184	$2,659

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Three Months Ended April 2, 2023
	Termination Benefits	Other Costs (1)	Total
2022 Restructuring plan	$2,133	$73	$2,206
Respiratory divestiture plan	128	12	140
Other restructuring programs (3)	(314)	189	(125)
Restructuring charges	$1,947	$274	$2,221
(1) Other costs include facility closure, contract termination and other exit costs.
(2) Includes activity primarily related to our 2022 and 2021 Restructuring plans.
(3) Includes activity primarily related to our 2014, 2018, and 2019 Footprint realignment plans, all of which have concluded.
Impairment charge
For the three months ended March 31, 2024, we recorded an impairment charge of $2.1 million related to a portion of our operating lease assets stemming from our cessation of occupancy of a specific facility.
2024 Footprint realignment plan
In May 2024, we committed to a restructuring plan primarily involving the relocation of select manufacturing operations to existing lower-cost locations, the optimization of specific product portfolios through targeted rationalization efforts, the relocation of certain integral product development and manufacturing support functions and related workforce reductions (the “2024 Footprint realignment plan"). See Note 15 for additional information.

Note 6 — Inventories
Inventories as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Raw materials	$176,366	$179,517
Work-in-process	119,960	111,132
Finished goods	331,540	335,567
Inventories	$627,866	$626,216

Note 7 — Goodwill and other intangible assets
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment for the three months ended March 31, 2024:

	Americas	EMEA	Asia	OEM	Total
December 31, 2023	$2,068,072	$487,744	$246,229	$112,010	$2,914,055
Currency translation adjustment	373	(9,177)	(6,908)	—	(15,712)
March 31, 2024	$2,068,445	$478,567	$239,321	$112,010	$2,898,343

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The gross carrying amount of, and accumulated amortization relating to, intangible assets as of March 31, 2024 and December 31, 2023 were as follows:

	Gross Carrying Amount		Accumulated Amortization
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Customer relationships	$1,359,438	$1,363,839	$(575,902)	$(561,753)
In-process research and development	27,476	27,476	—	—
Intellectual property	1,873,927	1,890,957	(774,353)	(745,094)
Distribution rights	23,190	23,301	(22,130)	(22,048)
Trade names	606,318	610,146	(88,504)	(84,864)
Non-compete agreements	21,922	21,934	(21,922)	(21,934)
	$3,912,271	$3,937,653	$(1,482,811)	$(1,435,693)

Note 8 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We enter into the non-designated foreign currency forward contracts for periods consistent with our currency translation exposures, which generally approximate one month. For the three months ended March 31, 2024, we recognized a gain of $3.6 million related to non-designated foreign currency forward contracts. For the three months ended April 2, 2023, we did not recognize any gain or loss related to non-designated foreign currency forward contracts.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of March 31, 2024 and December 31, 2023 was $318.6 million and $234.1 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of March 31, 2024 and December 31, 2023 was $181.5 million and $195.0 million, respectively. All open foreign currency forward contracts as of March 31, 2024 have durations of 12 months or less.
Cross-currency interest rate swaps
During 2019, we entered into cross-currency swap agreements with five different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate (the "2019 Cross-currency swaps"). Under the terms of the cross-currency swap agreements, we notionally exchanged $250 million at an annual interest rate of 4.88% for €219.2 million at an annual interest rate of 2.46%. The swap agreements are designed as net investment hedges. On February 26, 2024, the agreements related to our 2019 Cross-currency swap with an original maturity date of March 4, 2024 were terminated resulting in $12.1 million in cash settlement proceeds.
On February 26, 2024, we executed two new separate term cross-currency swap agreements that expire on February 26, 2027 and February 28, 2029, respectively, to hedge against the effect of variability in the U.S. dollar to euro exchange rate. The cross-currency swap agreements expiring in 2027 include five different financial institution counterparties and notionally exchanged $250 million at an annual interest rate of 4.25% for €230.6 million at an annual interest rate of 2.78%. The cross-currency swap agreements expiring in 2029 include four different financial institution counterparties and notionally exchanged $250 million at an annual interest rate of 4.25% for €230.4 million at an annual interest rate of 2.89%. Each of the swap agreements is designated as a net investment hedge. During the second quarter, in response to changes in market conditions, we terminated the two cross-currency swaps executed in February of 2024 and replaced them with new agreements featuring similar terms and the same U.S. dollar notional amounts. The impact of replacing the cross-currency swaps is expected to be immaterial to our financial condition, results of operations and cash flows.
During 2023, we executed cross-currency swap agreements with six different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate, (the "2023 Cross-currency swaps"). Under the terms of the cross-currency swap agreements, we have notionally exchanged $500 million at an annual

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

interest rate of 4.63% for €474.7 million at an annual interest rate of 3.05%. The swap agreements are designated as net investment hedges and expire on October 4, 2025.
In 2023, we entered into a zero cost foreign exchange collar contract that aligns with the notional amount and expiration date of the 2023 Cross-currency swaps. We sold a put option with a lower strike price and bought a call option with a higher strike price to manage the foreign exchange risk related to the final settlement of the $500 million notional cross currency swaps. Upon the execution of the zero cost foreign exchange collar contract, we have de-designated the 2023 Cross-currency swaps and re-designated the combined $500 million notional cross currency swaps and zero cost collar into a new hedging instrument. At redesignation, the existing $500 million notional cross-currency swaps were off-market due to changes in foreign exchange rates and interest rates. The off-market value due to interest rates will be amortized ratably into earnings through October 2025 and the off-market value due to foreign exchange rates will remain in accumulated other comprehensive income until the underlying net investment is sold. The combined cross-currency swaps and zero cost collar have been designated as a net investment hedge for accounting purposes.
The swap agreements described above require an exchange of the notional amounts upon expiration or earlier termination of the agreements. We and the counterparties have agreed to effect the exchange through a net settlement.
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI"). The following table summarizes the foreign exchange gains and losses recognized within AOCI and the interest benefit recognized within interest expense related to cross currency swap for the three months ended March 31, 2024 and April 2, 2023:

	Three Months Ended
	March 31, 2024	April 2, 2023
Foreign exchange gain (loss)	$8,893	$(10,031)
Interest benefit	3,720	5,108
Balance sheet presentation
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative financial instruments as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	Fair Value
Asset derivatives:
Designated foreign currency forward contracts	$3,512	$1,629
Non-designated foreign currency forward contracts	475	937
Cross-currency interest rate swaps	18,873	16,883
Prepaid expenses and other current assets	22,860	19,449
Total asset derivatives	$22,860	$19,449
Liability derivatives:
Designated foreign currency forward contracts	$1,334	$1,866
Non-designated foreign currency forward contracts	546	1,340
Other current liabilities	1,880	3,206
Cross-currency interest rate swaps	32,532	32,097
Other liabilities	32,532	32,097
Total liability derivatives	$34,412	$35,303

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

See Note 10 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax. There was no ineffectiveness related to our cash flow hedges during the three months ended March 31, 2024 and April 2, 2023.
Trade receivables
The allowance for credit losses as of March 31, 2024 and December 31, 2023 was $9.3 million and $9.5 million, respectively. The current portion of the allowance for credit losses, which was $5.6 million and $5.5 million as of March 31, 2024 and December 31, 2023, respectively, was recognized as a reduction of accounts receivable, net.
Note 9 — Fair value measurement
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	Total carrying value at March 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$5,854	$5,854	$—	$—
Derivative assets	22,860	—	22,860	—
Derivative liabilities	34,412	—	34,412	—
Contingent consideration liabilities	40,279	—	—	40,279

	Total carrying value at December 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$5,306	$5,306	$—	$—
Derivative assets	19,449	—	19,449	—
Derivative liabilities	35,303	—	35,303	—
Contingent consideration liabilities	39,486	—	—	39,486
Valuation Techniques
Our financial assets valued based upon Level 1 inputs are comprised of investments in marketable securities held in trust, which are available to satisfy benefit obligations under our benefit plans and other arrangements. The investment assets of the trust are valued using quoted market prices.
Our financial assets and liabilities valued based upon Level 2 inputs are comprised of foreign currency forward contracts and cross-currency interest rate swap agreements. We use foreign currency forward contracts and cross-currency interest rate swap agreements to manage foreign currency transaction exposure as well as exposure to foreign currency denominated monetary assets and liabilities. We measure the fair value of the foreign currency forwards and cross-currency swap agreements by calculating the amount required to enter into offsetting contracts with similar remaining maturities, based on quoted market prices, and taking into account the creditworthiness of the counterparties.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range (Weighted average)
Revenue-based
	Monte Carlo simulation	Revenue volatility	19.1% - 31.2% (22.3%)
		Risk free rate	Cost of debt structure
		Projected year of payment	2025 - 2026
The following table provides information regarding changes in our contingent consideration liabilities for the three months ended March 31, 2024:

Contingent consideration
Balance – December 31, 2023	$39,486
Payments	(72)
Revaluations	865
Balance – March 31, 2024	$40,279
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

	Three Months Ended
	March 31, 2024	April 2, 2023
Basic	47,068	46,949
Dilutive effect of share-based awards	326	336
Diluted	47,394	47,285
The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share were 0.8 million and 0.6 million for the three months ended March 31, 2024 and April 2, 2023, respectively.
The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2024 and April 2, 2023:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2023	$1,396	$(88,049)	$(227,752)	$(314,405)
Other comprehensive income (loss) before reclassifications	2,457	8,726	(36,669)	(25,486)
Amounts reclassified from accumulated other comprehensive (loss) income	(1,779)	80,616	—	78,837
Net current-period other comprehensive income (loss)	678	89,342	(36,669)	53,351
Balance as of March 31, 2024	$2,074	$1,293	$(264,421)	$(261,054)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2022	$4,931	$(135,799)	$(272,654)	$(403,522)
Other comprehensive income (loss) before reclassifications	5,260	(184)	18,570	23,646
Amounts reclassified from accumulated other comprehensive income	(2,852)	1,397	—	(1,455)
Net current-period other comprehensive income	2,408	1,213	18,570	22,191
Balance as of April 2, 2023	$7,339	$(134,586)	$(254,084)	$(381,331)
The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into (income) expense, net of tax, for the three months ended March 31, 2024 and April 2, 2023:

	Three Months Ended
	March 31, 2024	April 2, 2023
(Gains) Loss on foreign exchange contracts:
Cost of goods sold	$(1,762)	$(3,054)
Total before tax	(1,762)	(3,054)
Taxes	(17)	202
Net of tax	(1,779)	(2,852)
Pension and other postretirement benefit items (1):
Actuarial losses	1,201	2,066
Prior-service costs	(492)	(252)
Settlements	138,139	—
Total before tax	138,848	1,814
Tax benefit	(58,232)	(417)
Net of tax	80,616	1,397
Total reclassifications, net of tax	$78,837	$(1,455)
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans.
Note 11 — Taxes on income from continuing operations

	Three Months Ended
	March 31, 2024	April 2, 2023
Effective income tax rate (1)	161.0%	20.7%
(1) The effective income tax rate for the three months ended March 31, 2024 represents an income tax benefit and the income tax rate for the three months ended April 2, 2023 represents an income tax expense.

The effective income tax rates for the three months ended March 31, 2024 and April 2, 2023 were 161.0% and 20.7%, respectively. The effective income tax rate for the three months ended March 31, 2024 reflects a tax benefit associated with a pension charge recognized in connection with the termination of the TRIP defined benefit plan. The effective income tax rate for the three months ended April 2, 2023 reflects tax expense related to the revaluation of certain U.S. state operating losses and credit carryforwards. The effective income tax rates for both periods reflect a tax benefit from research and development tax credits.

Note 12 — Pension and other postretirement benefits
We have a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

primarily on years of service and employees’ pay near retirement. Our funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves. As of March 31, 2024, no further benefits are being accrued under the U.S. defined benefit pension plans and the other postretirement benefit plans, other than certain postretirement benefit plans covering employees subject to a collective bargaining agreement.

In 2023, we began the execution of a plan to terminate the Teleflex Incorporated Retirement Income Plan (the “TRIP”), a U.S. defined benefit pension plan. The TRIP is subject to Title IV of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and, therefore, must be terminated in accordance with the requirements of ERISA and the process governed by the Pension Benefit Guaranty Corporation (the “PBGC”). The termination date of the TRIP was August 1, 2023, which is the date upon which the timing of the requirements for the formal termination process is based. On September 8, 2023, we filed the required notice regarding the TRIP termination with the PBGC. The termination process requires that all TRIP benefits be distributed to participants, beneficiaries and alternate payees or transferred to a group annuity contract or the PBGC. In December of 2023, we made payments to eligible participants, beneficiaries and alternate payees who elected the one-time lump sum distribution option offered in connection with the TRIP termination, resulting in the recognition of pre-tax settlement charge of $45.2 million during the fourth quarter of 2023.

During the first quarter of 2024, we purchased a group annuity contract, using TRIP assets, which resulted in the recognition of a pre-tax settlement charge of $138.1 million during the three months ended March 31, 2024. The participants, beneficiaries, and alternate payees whose benefits were transferred to the group annuity contract will each receive from such group annuity contract the full value of their benefit that accrued under the TRIP. We also continue to evaluate our options with respect to TRIP assets in excess of liabilities ("surplus plan assets") remaining in the Teleflex Retirement Income Plan Trust subsequent to the purchase of the annuity contract and that will remain after plan assets and liabilities are transferred to the PBGC for missing participants and beneficiaries. We may contribute any surplus plan assets to a qualified defined contribution plan. As of March 31, 2024, the surplus plan assets were $37.2 million, which is included in Other Assets on the condensed consolidated balance sheet.
The following table provides information regarding the components of the net benefit (income) expense of the pension and postretirement benefit plans for the three months ended March 31, 2024 and April 2, 2023:

	Pension		Other Benefits
	Three Months Ended		Three Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Service cost	$601	$360	$—	$—
Interest cost	2,118	4,350	109	186
Expected return on plan assets	(2,201)	(6,310)	—	—
Net amortization and deferral	1,354	2,154	(645)	(339)
Settlements	138,139	—	—	—
Net benefit expense (income)	$140,011	$554	$(536)	$(153)
The components of net benefit expense (income) other than settlements are primarily included in selling, general and administrative expenses within the condensed consolidated statements of income.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Remediation activities vary substantially in duration and cost from site to site. The nature of these activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At March 31, 2024, we have recorded $3.0 million and $2.1 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of March 31, 2024. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.
Legal matters: We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment, environmental and other matters. As of March 31, 2024, we have recorded accrued liabilities of $0.3 million in connection with such contingencies, representing our best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters.
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
Other: In 2015, the Italian parliament enacted legislation that, among other things, imposed a “payback” measure on medical device companies that supply goods and services to the Italian National Healthcare System. Under the measure, companies are required to make payments to the Italian government if medical device expenditures in a given year exceed regional expenditure ceilings established for that year. The payment amounts are calculated based on the amount by which the regional ceilings for the given year were exceeded. Considerable uncertainty exists related to the enforceability of and implementation process for the payback law. In response to decrees issued by the Italian Ministry of Health, the various Italian regions issued invoices to medical device companies, including Teleflex, under the payback measure in the fourth quarter of 2022 seeking payment with respect to excess expenditures for the years 2015 through 2018. Following the issuance of the invoices, we and numerous other medical device companies filed appeals with the Italian administrative courts challenging the enforceability of the payback measure, which appeals remain pending. As of March 31, 2024, our reserve for this matter is $15.1 million, of which $0.9 million was recorded as a reduction of revenue in 2024. If the payback was ultimately to be enforced in its existing form, we estimate that we would be required to remit payments in excess of our current reserve of up to $23.3 million.
On April 4, 2023, one of our Mexican subsidiaries received a notification from the Mexican Federal Tax Administration Service (“SAT”) setting forth its preliminary findings with respect to a foreign trade operations audit carried out by SAT for the period from July 1, 2017 to June 6, 2019. The preliminary findings stated that our Mexican subsidiary did not evidence the export of goods temporarily imported under Mexico’s Manufacturing, Maquila and Export Services Industries Program (“IMMEX Program”), therefore triggering the potential obligation for payment of import duties, value added tax, customs processing fees and other fines and penalties, which may cause an adverse impact on our gross profit in the future. In response to the notification, our Mexican subsidiary has requested that the matter be referred to the Procuraduría de la Defensa del Contribuyente, or “PRODECON,” (local tax ombudsperson) to help facilitate the process. In June 2023, we provided SAT with the appropriate documentation evidencing the export of the goods in accordance with the requirements of the IMMEX Program.
While we cannot predict with certainty the outcome of this audit, based on currently known information, we do not believe a loss is either probable or estimable. Accordingly, no loss contingency has been recorded in our financial statements as of March 31, 2024 related to this matter. However, if the final resolution of the matter is not favorable to us, our Mexican subsidiary may be required to make payment of certain import duties, fines and surcharges, which could be material.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As part of our acquisition of Palette, we identified certain foreign tax liabilities that had not been properly recognized and paid by Palette prior to our acquisition. As part of our acquisition accounting, we have established a liability of $3.5 million, representing our best estimate of the outstanding tax liabilities including interest as of March 31, 2024. In February 2024, we requested the relevant foreign tax authority to re-assess Palette’s previously filed tax returns for the related periods. If the tax authority disagrees with the basis for our request for reassessment of the previously filed returns and we are unsuccessful in defending our position, we may be required to pay an amount in excess of our current established liability, which could be material.
Tax audits and examinations: We are routinely subject to tax examinations by various tax authorities. As of March 31, 2024, the most significant tax examinations in process were in Germany and Italy. We may establish reserves with respect to our uncertain tax positions, after we adjust the reserves to address developments with respect to our uncertain tax positions, including developments in these tax examinations. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.

Note 14 — Segment information
The following tables present our segment results for the three months ended March 31, 2024 and April 2, 2023:

	Three Months Ended
	March 31, 2024	April 2, 2023
Americas	$406,286	$411,864
EMEA	159,656	143,340
Asia	84,210	78,731
OEM	87,697	76,997
Net revenues	$737,849	$710,932

	Three Months Ended
	March 31, 2024	April 2, 2023
Americas	$87,989	$98,618
EMEA	26,102	12,771
Asia	17,195	21,000
OEM	23,117	20,037
Total segment operating profit (1)	154,403	152,426
Unallocated expenses (2)	(159,196)	(37,452)
(Loss) income from continuing operations before interest and taxes	$(4,793)	$114,974
(1)Segment operating profit includes segment net revenues from external customers reduced by its standard cost of goods sold, adjusted for fixed manufacturing cost absorption variances, selling, general and administrative expenses, research and development expenses and an allocation of corporate expenses.
(2)Unallocated expenses primarily include manufacturing variances other than fixed manufacturing cost absorption variances, restructuring and impairment charges and settlement charges related to our plan to terminate the TRIP, as described in Note 12.

Note 15 — Subsequent event
2024 Footprint realignment plan

In May 2024, we committed to a restructuring plan primarily involving the relocation of select manufacturing operations to existing lower-cost locations, the optimization of specific product portfolios through targeted rationalization efforts, the relocation of certain integral product development and manufacturing support functions and related workforce reductions (the “2024 Footprint realignment plan"). These actions will commence in the second quarter of 2024 and are expected to be substantially completed by the end of 2025.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides a summary of our estimates of restructuring and restructuring related charges by major type of expense associated with the 2024 Footprint realignment plan:

Total estimated amount expected to be incurred
Program expense estimates:	(Dollars in millions)
Restructuring charges (1)	$13 million to $16 million
Restructuring related charges (2)	$20 million to $24 million
Total restructuring and restructuring related charges	$33 million to $40 million
(1)Substantially all of the charges consist of employee termination benefit costs.
(2)Consists of pre-tax charges related to accelerated depreciation and other costs directly related to the plan, primarily project management costs and costs to relocate manufacturing operations and support functions to the new locations. Substantially all of the charges are expected to be recognized within costs of goods sold.

We expect the restructuring and restructuring related charges will result in future cash outflows ranging from $26 million to $32 million, with the majority anticipated to materialize between 2025 and 2026. Furthermore, we expect to incur $12 million to $15 million in aggregate capital expenditures under the plan, with the bulk of these expenses expected to occur during 2024 and 2025.

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
Pension termination
In 2023, we began the execution of a plan to terminate the Teleflex Incorporated Retirement Income Plan (the “TRIP”), a U.S. defined benefit pension plan. The TRIP is subject to Title IV of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and, therefore, must be terminated in accordance with the requirements of ERISA and the process governed by the Pension Benefit Guaranty Corporation (the “PBGC”). The termination date of the TRIP was August 1, 2023, which is the date upon which the timing of the requirements for the formal termination process is based. On September 8, 2023, we filed the required notice regarding the TRIP termination with the PBGC. The termination process requires that all TRIP benefits be distributed to participants, beneficiaries and alternate payees or transferred to a group annuity contract or the PBGC. In December of 2023, we made payments to eligible participants, beneficiaries and alternate payees who elected the one-time lump sum distribution option offered in connection with the TRIP termination, resulting in the recognition of a non-cash pre-tax settlement charge of $45.2 million during the fourth quarter of 2023.
During the first quarter of 2024, we purchased a group annuity contract, using TRIP assets, which resulted in the recognition of a non-cash pre-tax settlement charge of $138.1 million during the three months ended March 31, 2024. The participants, beneficiaries, and alternate payees whose benefits were transferred to the group annuity contract will each receive from such group annuity contract the full value of their benefit that accrued under the TRIP. We also continue to evaluate our options with respect to TRIP assets in excess of liabilities ("surplus plan assets") remaining in the Teleflex Retirement Income Plan Trust subsequent to the purchase of the annuity contract and that will remain after plan assets and liabilities are transferred to the PBGC for missing participants and beneficiaries. We may contribute any surplus plan assets to a qualified defined contribution plan, which may impact our operating cash flows from continuing operations. As of March 31, 2024, the surplus plan assets were $37.2 million, which is included in Other Assets on the condensed consolidated balance sheet.
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

Certain financial information is presented on a rounded basis, which may cause minor differences.
Net revenues

	Three Months Ended
	March 31, 2024	April 2, 2023
Net revenues	$737.8	$710.9
Net revenues for the three months ended March 31, 2024 increased $26.9 million, or 3.8%, compared to the prior year period, primarily due to a $10.8 million increase in sales volumes of existing products, price increases and an increase in sales of new products.
Gross profit

	Three Months Ended
	March 31, 2024	April 2, 2023
Gross profit	$416.1	$391.4
Percentage of sales	56.4%	55.1%
Gross margin for the three months ended March 31, 2024 increased 130 basis points, or 2.4%, compared to the prior year period, primarily due to the favorable impact of gross margin attributed by acquired and divested businesses, price increases and the benefits from cost improvement initiatives, partially offset by unfavorable fluctuations in foreign currency exchange rates and continued cost inflation from macro-economic factors, specifically with respect to labor and raw materials.
On April 4, 2023, one of our Mexican subsidiaries received a notification from the Mexican Federal Tax Administration Service (“SAT”) setting forth its preliminary findings with respect to a foreign trade operations audit carried out by SAT for the period from July 1, 2017 to June 6, 2019. The preliminary findings stated that our Mexican subsidiary did not evidence the export of goods temporarily imported under Mexico’s Manufacturing, Maquila and Export Services Industries Program (“IMMEX Program”), therefore triggering the potential obligation for payment of import duties, value added tax, customs processing fees and other fines and penalties, which may cause an adverse impact on our gross profit in the future. In response to the notification, our Mexican subsidiary has requested that the matter be referred to the Procuraduría de la Defensa del Contribuyente, or “PRODECON,” (local tax ombudsperson) to help facilitate the process. In June 2023, we provided SAT with the appropriate documentation evidencing the export of the goods in accordance with the requirements of the IMMEX Program.
While we cannot predict with certainty the outcome of this audit, based on currently known information, we do not believe a loss is either probable or estimable. Accordingly, no loss contingency has been recorded in our financial statements as of March 31, 2024 related to this matter. However, if the final resolution of the matter is not favorable to us, our Mexican subsidiary may be required to make payment of certain import duties, fines and surcharges, which could be material.
Selling, general and administrative

	Three Months Ended
	March 31, 2024	April 2, 2023
Selling, general and administrative	$242.8	$232.7
Percentage of sales	32.9%	32.7%
Selling, general and administrative expenses for the three months ended March 31, 2024 increased $10.1 million, compared to the prior year period primarily due to higher operating expenses incurred by the acquired Palette business, an increase in legal expenses primarily related to higher litigation costs and, to a lesser extent, higher IT related costs. The increases in selling, general and administrative expenses were partially offset by lower sales expenses across certain of our product portfolios and a decrease in contingent consideration expense resulting from changes in the estimated fair value of our contingent consideration liabilities.

Research and development

	Three Months Ended
	March 31, 2024	April 2, 2023
Research and development	$37.3	$41.5
Percentage of sales	5.1%	5.8%
The decrease in research and development expenses for the three months ended March 31, 2024 compared to the prior year period was primarily attributable to lower expenses related to the European Union Medical Device Regulation related costs, partially offset by higher project spend by the acquired Palette business.
Pension Settlement Charge

	Three Months Ended
	March 31, 2024	April 2, 2023
Pension settlement charge	$138.1	$—
For the three months ended March 31, 2024, we recognized a settlement charge of $138.1 million related to our plan to terminate the TRIP resulting from our purchase of a group annuity contract to provide participants, beneficiaries, and alternate payees the full value of their benefit under the plan.
Restructuring and impairment charges

	Three Months Ended
	March 31, 2024	April 2, 2023
Restructuring and impairment charges	$2.7	$2.2
Restructuring and impairment charges for the three months ended March 31, 2024 primarily consisted of a $2.1 million impairment charge related to a portion of our operating lease assets stemming from our cessation of occupancy of a specific facility and termination benefits related to the 2023 Restructuring plan and 2023 Footprint realignment plan.
Ongoing restructuring plans

We have ongoing restructuring initiatives consisting of a restructuring plan primarily involving the integration of Palette into Teleflex and workforce reductions designed to improve operating performance across the organization by creating efficiencies that align with evolving market demands and our strategy to enhance long-term value creation (the “2023 Restructuring plan”) and a restructuring plan primarily involving the relocation of certain manufacturing operations to existing lower-cost locations, the outsourcing of certain manufacturing processes and related workforce reductions (the "2023 Footprint realignment plan").
We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2023 Restructuring plan and 2023 Footprint realignment plan of $15 million to $19 million and $11 million to $15 million, respectively. We expect to achieve annual pretax savings in connection with the 2023 Restructuring plan and 2023 Footprint realignment plan of $29 million to $35 million and $2 million to $4 million, respectively, once the plans are fully implemented.
2024 Footprint realignment plan
In May 2024, we committed to a restructuring plan primarily involving the relocation of select manufacturing operations to existing lower-cost locations, the optimization of specific product portfolios through targeted rationalization efforts, the relocation of certain integral product development and manufacturing support functions and related workforce reductions (the “2024 Footprint realignment plan"). These actions will commence in the second quarter of 2024 and are expected to be substantially completed by the end of 2025.
We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2024 Footprint realignment plan of $33 million to $40 million. Of these, it is anticipated that $15 million to $19 million will be incurred in 2024, with the majority of the remaining balance expected to be incurred before the end of 2025. We estimate that $26 million to $32 million of the total charges will result in cash outlays, of which we expect, $4 million to $6 million to be disbursed in 2024 and the majority to be disbursed before the end of 2026. Furthermore, we expect to incur $12 million to $15 million in aggregate capital expenditures under the plan, of which $6 million to $8 million is expected to be incurred during 2024. The majority of capital expenditures are expected to be incurred by the end of 2025.

We expect to begin realizing plan-related savings in 2026 and expect to achieve annual pre-tax savings of $7 million to $9 million once the plan is fully implemented. The impact of product rationalization efforts will partially offset the annual pre-tax savings generated by the plan, with the impact beginning in 2026.
As the 2024 Footprint realignment plan progresses, management will reevaluate the estimated expenses and charges set forth above, and may revise its estimates, as appropriate, consistent with GAAP.
For additional information regarding our restructuring plans, refer to Note 5 within the condensed consolidated financial statements included in this report.
Interest expense

	Three Months Ended
	March 31, 2024	April 2, 2023
Interest expense	$22.7	$18.3
Average interest rate on debt	4.7%	4.0%
The increase in interest expense for the three months ended March 31, 2024 compared to the prior year period was primarily due to a higher average interest rate resulting from increases in interest rates associated with our variable interest rate debt instruments and an increase in average debt outstanding.
Taxes on income from continuing operations

	Three Months Ended
	March 31, 2024	April 2, 2023
Effective income tax rate (1)	161.0%	20.7%
(1) The effective income tax rate for the three months ended March 31, 2024 represents an income tax benefit and the income tax rate for the three months ended April 2, 2023 represents an income tax expense.
The effective income tax rate for the three months ended March 31, 2024 reflects a tax benefit associated with a pension charge recognized in connection with the termination of the TRIP defined benefit plan. The effective income tax rate for the three months ended April 2, 2023 reflects tax expense related to the revaluation of certain U.S. state operating losses and credit carryforwards. The effective income tax rates for both periods reflect a tax benefit from research and development tax credits.
Segment Financial Information

Segment net revenues
	Three Months Ended
	March 31, 2024	April 2, 2023	% Increase/(Decrease)
Americas	$406.3	$411.9	(1.4)
EMEA	159.6	143.3	11.4
Asia	84.2	78.7	7.0
OEM	87.7	77.0	13.9
Segment net revenues	$737.8	$710.9	3.8

Segment operating profit
	Three Months Ended
	March 31, 2024	April 2, 2023	% Increase/(Decrease)
Americas	$88.0	$98.6	(10.8)
EMEA	26.1	12.8	104.4
Asia	17.2	21.0	(18.1)
OEM	23.1	20.0	15.4
Segment operating profit (1)	$154.4	$152.4	1.3
(1)See Note 14 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest and taxes.

Comparison of the three months ended March 31, 2024 and April 2, 2023
Americas
Americas net revenues for the three months ended March 31, 2024 decreased $5.6 million, or 1.4%, compared to the prior year period, which was primarily attributable to a $14.5 million decrease in sales volumes of existing products and a $5.7 million decrease from the net impact of acquired and divested businesses. The decreases in net revenues were partially offset by price increases and an increase in sales of new products.
Americas operating profit for the three months ended March 31, 2024 decreased $10.6 million, or 10.8%, compared to the prior year period, which was primarily attributable to operating expenses incurred by the acquired Palette business and a decrease in gross profit resulting from lower sales and higher manufacturing costs, partially offset by price increases. The decreases in operating profit were partially offset by a decrease in contingent consideration expense resulting from changes in the estimated fair value of our contingent consideration liabilities.
EMEA
EMEA net revenues for the three months ended March 31, 2024 increased $16.3 million, or 11.4%, compared to the prior year period, which was primarily attributable to a $10.0 million increase in sales volumes of existing products and, to a lesser extent, price increases and favorable fluctuations in foreign currency exchange rates.
EMEA operating profit for the three months ended March 31, 2024 increased $13.3 million, or 104.4%, compared to the prior year period, which was primarily attributable to lower expenses related to the European Union Medical Device Regulation within research and development expenses and an increase in gross profit resulting from higher sales and price increases, partially offset by higher manufacturing costs.
Asia
Asia net revenues for the three months ended March 31, 2024 increased $5.5 million, or 7.0%, compared to the prior year period, which was primarily attributable to a $5.9 million increase in sales volumes of existing products and, to a lesser extent, revenues generated by the acquisition of Palette, partially offset by $3.0 million of unfavorable fluctuations in foreign currency exchange rates.
Asia operating profit for the three months ended March 31, 2024 decreased $3.8 million, or 18.1%, compared to the prior year period, which was attributable to unfavorable fluctuations in foreign currency exchange rates and an increase in sales and marketing expenses to support higher sales. The decreases in operating profit were partially offset by an increase in gross profit resulting from higher sales, partially offset by unfavorable mix.
OEM
OEM net revenues for the three months ended March 31, 2024 increased $10.7 million, or 13.9%, compared to the prior year period, which was primarily attributable to a $9.4 million increase in sales volumes of existing products and, to a lesser extent, price increases.
OEM operating profit for the three months ended March 31, 2024 increased $3.1 million, or 15.4%, compared to the respective prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales and prices increases.
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
On February 26, 2024, the agreements related to our 2019 Cross-currency swap with an original maturity date of March 4, 2024 were terminated resulting in $12.1 million in cash settlement proceeds. On February 26, 2024, we executed two new separate term cross-currency swap agreements that expire on February 26, 2027 and February 28, 2029, respectively, to hedge against the effect of variability in the U.S. dollar to euro exchange rate (together the "2024 Cross-currency swap agreements"). The cross-currency swap agreements expiring in 2027 include five different financial institution counterparties and notionally exchanged $250 million at an annual interest rate of

4.25% for €230.6 million at an annual interest rate of 2.78%. The cross-currency swap agreements expiring in 2029 include four different financial institution counterparties and notionally exchanged $250 million at an annual interest rate of 4.25% for €230.4 million at an annual interest rate of 2.89%. Both of the 2024 Cross-currency swap agreements are designated as a net investment hedge and require an exchange of the notional amounts upon expiration or the earlier termination of the agreements. We and the counterparties have agreed to effect the exchange through a net settlement. As a result, we may be required to pay (or be entitled to receive) an amount equal to the difference, on the expiration or earlier termination date, between the U.S. dollar equivalent of the €461 million notional amount and the $500 million notional amount. The 2024 Cross-currency swap agreements entail risk that the counterparties will not fulfill their obligations under the agreements. However, we believe the risk is reduced because we have entered into separate agreements with nine different counterparties, all of which are large, well-established financial institutions. Based on the U.S. dollar to euro currency exchange rate in effect February 26, 2024, and assuming exchange rates remain constant throughout the terms of the 2024 Cross-currency swap agreements, we would realize a reduction in annual cash interest expense of $7.1 million. During the second quarter, in response to changes in market conditions, we terminated the two cross-currency swaps executed in February of 2024 and replaced them with new agreements featuring similar terms and the same U.S. dollar notional amounts. The impact of replacing the cross-currency swaps is expected to be immaterial to our financial condition, results of operations and cash flows.
Cash Flows
Net cash provided by operating activities from continuing operations was $112.8 million for the three months ended March 31, 2024 as compared to $84.3 million for the three months ended April 2, 2023. The $28.5 million increase was primarily attributable to favorable operating results and a decrease in cash outflows from inventories as we moderate our inventory levels. The increases in cash flows were partially offset by an increase in accounts receivable resulting from higher sales and lower levels of accounts payable and accrued expenses.

Net cash used in investing activities from continuing operations was $24.8 million for the three months ended March 31, 2024, and primarily consisted of $38.4 million in capital expenditures, partially offset by $13.7 million in net proceeds on swaps designated as net investment hedges.

Net cash used in by financing activities from continuing operations was $71.4 million for the three months ended March 31, 2024, and primarily consisted of a $57.1 million reduction in borrowings under our Senior Credit Facility and $16.0 million in dividend payments.
Borrowings
The indentures governing our 4.625% Senior Notes due 2027 (the “2027 Notes”) and 4.25% Senior Notes due 2028 (the "2028 Notes") contain covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions. As of March 31, 2024, we were in compliance with these requirements.
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

Summarized Financial Information – Obligor Group
The 2027 Notes are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes is guaranteed, jointly and severally, by an enumerated group of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. Summarized financial information for the Parent and Guarantor Subsidiaries (collectively, the “Obligor Group”) as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 is as follows:

	Three Months Ended
	March 31, 2024
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Net revenue	$499.1	$59.7	$439.4
Cost of goods sold	284.7	44.3	240.4
Gross profit	214.4	15.4	199.0
Income from continuing operations	(12.1)	76.2	(88.3)
Net income	(12.6)	76.2	(88.8)

	March 31, 2024			December 31, 2023 (1)
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Total current assets	$1,000.6	$253.7	$746.9	$929.6	$223.7	$705.9
Total assets	4,228.4	1,753.1	2,475.3	4,171.1	1,723.4	2,447.7
Total current liabilities	1,167.1	913.1	254.0	1,123.5	863.5	260.0
Total liabilities	7,128.6	4,693.9	2,434.7	7,247.2	4,736.0	2,511.2
(1)During the first quarter of 2024, certain existing subsidiaries were designated as Guarantor Subsidiaries and as a result, we recast the prior period comparative summarized financial information.
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
In our Annual Report on Form 10-K for the year ended December 31, 2023, we provided disclosure regarding our critical accounting estimates, which are reflective of significant judgments and uncertainties, are important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions and conditions.
New Accounting Standards
See Note 2 to the condensed consolidated financial statements included in this report for a discussion of recently issued accounting guidance, including estimated effects, if any, of the adoption of the guidance on our financial statements.

Forward-Looking Statements
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks and uncertainties, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers; delays or cancellations in shipments; demand for and market acceptance of new and existing products; the impact of inflation and disruptions in our global supply chain on us and our suppliers (particularly sole-source suppliers and providers of sterilization services), including fluctuations in the cost and availability of resins and other raw materials, as well as certain components, used in the production or sterilization of our products, transportation constraints and delays, product shortages, energy shortages or increased energy costs, labor shortages in the United States and elsewhere, and increased operating and labor costs; our inability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with our expectations; our inability to effectively execute our restructuring programs; our inability to realize anticipated savings resulting from restructuring plans and programs; the impact of enacted healthcare reform legislation and proposals to amend, replace or repeal the legislation; changes in Medicare, Medicaid and third party coverage and reimbursements; the impact of tax legislation and related regulations; competitive market conditions and resulting effects on revenues and pricing; global economic factors, including currency exchange rates, interest rates, trade disputes, sovereign debt issues, and international conflicts and hostilities, such as the ongoing conflicts between Russia and Ukraine and in the Middle East; public health epidemics and pandemics, such as COVID-19; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2023. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise explicitly stated by us or as required by law or regulation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the information set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, contracts, employment and environmental matters. As of March 31, 2024 and December 31, 2023, we had accrued liabilities of $0.3 million and $0.8 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors
See the information set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in risk factors for the quarter ended March 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2024, none of our directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.		Description

22	—	List of subsidiary guarantors and guaranteed securities.
31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
32.1	—	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	—
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Cover Page; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2024 and April 2, 2023; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and April 2, 2023; (iv) the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and April 2, 2023; (vi) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2024 and April 2, 2023; and (vii) Notes to Condensed Consolidated Financial Statements.

104.1	—	The cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in inline XBRL (included in Exhibit 101.1).
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
Dated: May 3, 2024