Form 10-Q
period 2024-06-30
TELEFLEX INC
filed 2024-08-02
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The registrant had 47,117,489 shares of common stock, par value $1.00 per share, outstanding as of July 30, 2024 .

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(Dollars and shares in thousands, except per share)
Net revenues	$749,691	$743,259	$1,487,540	$1,454,191
Cost of goods sold	333,233	335,436	654,948	654,988
Gross profit	416,458	407,823	832,592	799,203
Selling, general and administrative expenses	250,631	223,306	493,461	456,022
Research and development expenses	41,094	39,448	78,393	80,917
Pension settlement charge	—	—	138,139	—
Restructuring and impairment charges	7,855	1,508	10,514	3,729
Income from continuing operations before interest and taxes	116,878	143,561	112,085	258,535
Interest expense	21,168	17,762	43,851	36,099
Interest income	(1,787)	(1,156)	(3,453)	(1,999)
Income from continuing operations before taxes	97,497	126,955	71,687	224,435
Taxes (benefit) on income from continuing operations	17,332	15,532	(24,219)	35,716
Income from continuing operations	80,165	111,423	95,906	188,719
Operating loss from discontinued operations	(164)	(114)	(751)	(825)
Tax benefit on operating loss from discontinued operations	(37)	(26)	(172)	(189)
Loss from discontinued operations	(127)	(88)	(579)	(636)
Net income	$80,038	$111,335	$95,327	$188,083
Earnings per share:
Basic:
Income from continuing operations	$1.70	$2.37	$2.03	$4.02
Loss from discontinued operations	—	—	(0.01)	(0.02)
Net income	$1.70	$2.37	$2.02	$4.00
Diluted:
Income from continuing operations	$1.69	$2.35	$2.02	$3.99
Loss from discontinued operations	—	—	(0.01)	(0.01)
Net income	$1.69	$2.35	$2.01	$3.98
Weighted average common shares outstanding
Basic	47,151	46,981	47,130	46,965
Diluted	47,361	47,329	47,378	47,307
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(Dollars in thousands)
Net income	$80,038	$111,335	$95,327	$188,083
Other comprehensive (loss) income, net of tax:
Foreign currency:
Foreign currency translation, net of tax of $(1,571), $1,263, $(4,209), and $4,233 for the three and six month periods, respectively	(14,232)	(2,521)	(50,901)	16,049
Pension and other postretirement benefits plans:
Prior service cost recognized in net periodic cost, net of tax of $113, $58, $226, and $117 for the three and six month periods, respectively	(378)	(197)	(757)	(392)
Unamortized gain arising during the period, net of tax of $—, $—, $(2,559) and $— for the three and six month periods, respectively	—	—	8,619	—
Plan settlement charge, net of tax of $—, $—, $(58,065), and $— for the three and six month periods, respectively	—	—	80,074	—
Net loss recognized in net periodic cost, net of tax of $(7), $(477), $(286), and $(953) for the three and six month periods, respectively	3	1,599	924	3,191
Foreign currency translation, net of tax of $(6), $67, $(47), and $130 for the three and six month periods, respectively	9	(207)	116	(391)
Pension and other postretirement benefit plans adjustment, net of tax of $100, $(352), $(60,731), and $(706) for the three and six month periods, respectively	(366)	1,195	88,976	2,408
Derivatives qualifying as hedges:
Derivatives qualifying as hedges, net of tax of $(27), $330, $(145), and $450 for the three and six month periods, respectively	(3,553)	793	(2,875)	3,201
Other comprehensive (loss) income, net of tax:	(18,151)	(533)	35,200	21,658
Comprehensive income	$61,887	$110,802	$130,527	$209,741
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$238,567	$222,848
Accounts receivable, net	448,897	443,467
Inventories	636,908	626,216
Prepaid expenses and other current assets	94,826	107,471
Prepaid taxes	18,890	7,404
Total current assets	1,438,088	1,407,406
Property, plant and equipment, net	491,996	479,913
Operating lease assets	112,010	123,521
Goodwill	2,892,629	2,914,055
Intangible assets, net	2,379,916	2,501,960
Deferred tax assets	6,424	6,748
Other assets	120,577	98,943
Total assets	$7,441,640	$7,532,546
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$93,750	$87,500
Accounts payable	113,450	132,247
Accrued expenses	153,403	146,880
Payroll and benefit-related liabilities	113,112	146,535
Accrued interest	5,771	5,583
Income taxes payable	19,731	41,453
Other current liabilities	57,534	46,547
Total current liabilities	556,751	606,745
Long-term borrowings	1,624,222	1,727,572
Deferred tax liabilities	453,028	456,080
Pension and postretirement benefit liabilities	23,026	23,989
Noncurrent liability for uncertain tax positions	3,271	3,370
Noncurrent operating lease liabilities	102,572	111,300
Other liabilities	120,051	162,502
Total liabilities	2,882,921	3,091,558
Commitments and contingencies
Total shareholders' equity	4,558,719	4,440,988
Total liabilities and shareholders' equity	$7,441,640	$7,532,546
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2024	July 2, 2023
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$95,327	$188,083
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	579	636
Depreciation expense	34,487	36,723
Intangible asset amortization expense	99,686	83,600
Deferred financing costs and debt discount amortization expense	1,716	1,700
Pension settlement charge	138,139	—
Fair value step up of acquired inventory sold	1,722	—
Changes in contingent consideration	5,852	(6,776)
Assets impairment charge	2,110	—
Stock-based compensation	15,739	14,020
Deferred income taxes, net	(62,953)	460
Interest benefit on swaps designated as net investment hedges	(8,000)	(10,288)
Other	2,168	2,824
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(11,238)	(16,587)
Inventories	(23,775)	(45,630)
Prepaid expenses and other assets	11,443	12,120
Accounts payable, accrued expenses and other liabilities	(34,157)	(53,766)
Income taxes receivable and payable, net	(64,313)	(36,501)
Net cash provided by operating activities from continuing operations	204,532	170,618
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(73,232)	(39,374)
Payments for businesses and intangibles acquired, net of cash acquired	(70)	(129)
Net proceeds on swaps designated as net investment hedges	18,262	10,275
Proceeds from sales of investments	7,300	—
Purchase of investments	(7,300)	—
Net cash used in investing activities from continuing operations	(55,040)	(29,228)
Cash flows from financing activities of continuing operations:
Reduction in borrowings	(98,250)	(154,500)
Net proceeds from share based compensation plans and related tax impacts	2,398	572
Payments for contingent consideration	(122)	(121)
Dividends paid	(32,018)	(31,941)
Net cash used in financing activities from continuing operations	(127,992)	(185,990)
Cash flows from discontinued operations:
Net cash used in operating activities	(2,239)	(454)
Net cash used in discontinued operations	(2,239)	(454)
Effect of exchange rate changes on cash and cash equivalents	(3,542)	3,836
Net increase (decrease) in cash and cash equivalents	15,719	(41,218)
Cash and cash equivalents at the beginning of the period	222,848	292,034
Cash and cash equivalents at the end of the period	$238,567	$250,816
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2023	48,046	$48,046	$749,712	$4,109,736	$(314,405)	1,006	$(152,101)	$4,440,988
Net income				15,289				15,289
Cash dividends ($0.34 per share)				(16,001)				(16,001)
Other comprehensive income					53,351			53,351
Shares issued under compensation plans	35	35	6,166			(21)	2,244	8,445
Deferred compensation			347			(5)	791	1,138
Balance at March 31, 2024	48,081	$48,081	$756,225	$4,109,024	$(261,054)	980	$(149,066)	$4,503,210
Net income				80,038				80,038
Cash dividends ($0.34 per share)				(16,017)				(16,017)
Other comprehensive loss					(18,151)			(18,151)
Shares issued under compensation plans	10	10	8,967			(5)	655	9,632
Deferred compensation	—	$—	2			—	5	7
Balance at June 30, 2024	48,091	48,091	765,194	4,173,045	(279,205)	975	(148,406)	4,558,719

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2022	47,957	$47,957	$715,118	$3,817,304	$(403,522)	1,032	$(154,889)	$4,021,968
Net income				76,748				76,748
Cash dividends ($0.34 per share)				(15,969)				(15,969)
Other comprehensive income					22,191			22,191
Shares issued under compensation plans	18	18	2,333			(19)	2,639	4,990
Deferred compensation			324			(6)	1	325
Balance at April 2, 2023	47,975	$47,975	$717,775	$3,878,083	$(381,331)	1,007	$(152,249)	$4,110,253
Net income				111,335				111,335
Cash dividends ($0.34 per share)				(15,972)				(15,972)
Other comprehensive loss					(533)			(533)
Shares issued under compensation plans	23	23	9,920			—	66	10,009
Balance at July 2, 2023	47,998	47,998	727,695	3,973,446	$(381,864)	1,007	(152,183)	4,215,092

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
In March 2024, the SEC adopted final rules that require registrants to include certain climate-related disclosures in registration statements and annual reports. The required disclosures include information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations or financial condition. The required information about climate-related risks will also include disclosure of a registrant's greenhouse gas emissions and will require registrants to present certain climate-related financial disclosures in their audited financial statements. The rules were to be effective for all fiscal years beginning in 2025. However, following the adoption of the rules, challenges to the rules were brought in six federal appellate courts. These challenges were consolidated for review in the U.S. Court of Appeals for the Eighth Circuit. Additional cases have been filed since the consolidation order. On April 4, 2024, the SEC announced that it had stayed the rules pending the completion of judicial review of the consolidated Eighth Circuit petitions. We plan to monitor the status of these rules, and, as appropriate, to evaluate the rules to determine their impact on our consolidated financial statements.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 3 — Net revenues
We primarily generate revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when our products are shipped from the manufacturing or distribution facility. For our Original Equipment and Development Services ("OEM") segment, most revenue is recognized over time because the OEM segment generates revenue from the sale of custom products that have no alternative use and we have an enforceable right to payment to the extent that performance has been completed. We market and sell products through our direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers, which constituted 86%, 12% and 2% of consolidated net revenues, respectively, for the six months ended June 30, 2024. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. With respect to the custom products sold in the OEM segment, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.
The following table disaggregates revenue by global product category for the three and six months ended June 30, 2024 and July 2, 2023.

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Vascular access	$181,105	$173,785	$362,459	$351,437
Interventional	141,157	124,780	275,822	241,677
Anesthesia	102,491	100,842	198,843	194,174
Surgical	111,304	105,953	216,828	204,976
Interventional urology	83,104	77,819	162,846	153,197
OEM	88,825	84,128	176,522	161,125
Other (1)	41,705	75,952	94,220	147,605
Net revenues (2)	$749,691	$743,259	$1,487,540	$1,454,191
(1)    Includes revenues generated from sales of our respiratory and urology products (other than interventional urology products) and sales pursuant to the manufacturing and supply transition agreement related to our Respiratory business divestiture. In 2024, amounts reflect the impact from increases in our reserves related to the Italian payback measure pertaining to prior years discussed in Note 13.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 5 — Restructuring and impairment charges
2024 Footprint realignment plan
During the second quarter of 2024, we initiated the "2024 Footprint realignment plan," encompassing several strategic restructuring initiatives. These initiatives primarily include the relocation of select manufacturing operations to existing lower-cost locations, the optimization of specific product portfolios through targeted rationalization efforts, the relocation of certain integral product development and manufacturing support functions, the optimization of certain supply chain activities and related workforce reductions. The actions under the 2024 Footprint realignment plan are expected to be substantially completed by the end of 2025.
The following table provides a summary of our estimates of restructuring and restructuring related charges by major type of expense associated with the 2024 Footprint realignment plan:

Total estimated amount expected to be incurred
Program expense estimates:
Restructuring charges (1)	$16 million to $20 million
Restructuring related charges (2)	$21 million to $26 million
Total restructuring and restructuring related charges	$37 million to $46 million
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

We expect the restructuring and restructuring related charges will result in future cash outlays ranging from $31 million to $38 million, with the majority anticipated to occur between 2025 and 2026. Furthermore, we expect to incur $13 million to $16 million in aggregate capital expenditures under the plan, with the bulk of these expenses expected to occur during 2024 and 2025.
For the three and six months ended June 30, 2024, we incurred $1.1 million under the 2024 Footprint realignment plan in pre-tax restructuring related charges, substantially all of which was recognized in cost of goods sold.
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
(2) Restructuring related charges represent costs that are directly related to the 2023 Footprint realignment plan and principally constitute costs to transfer manufacturing operations to existing lower-cost locations and project management costs. Substantially all of these charges are expected to be recognized within cost of goods sold.
Additionally, we expect to incur $2 million to $3 million in aggregate capital expenditures under the plan.
For the three and six months ended June 30, 2024, respectively, we incurred $0.6 million and $1.1 million under the 2023 Footprint realignment plan in pre-tax restructuring related charges, all of which were recognized in cost of goods sold. As of June 30, 2024, we have incurred aggregate restructuring charges in connection with the 2023 Footprint realignment plan of $2.2 million. In addition, as of June 30, 2024, we have incurred aggregate

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

restructuring related charges of $1.2 million with respect to the 2023 Footprint realignment plan, consisting of certain costs that principally resulted from the transfer of manufacturing operations to new locations.
As of June 30, 2024, we had a restructuring reserve of $2.1 million related to this plan, all of which related to termination benefits.
2023 Restructuring plan
In December 2023, we initiated a restructuring plan, which primarily involved the integration of Palette into Teleflex and workforce reductions designed to improve operating performance across the organization by creating efficiencies that align with evolving market demands and our strategy to enhance long-term value creation (the “2023 restructuring plan”). The plan is substantially complete and as a result, we expect future restructuring expenses associated with the plan to be immaterial.
Restructuring and impairment charges recognized for the three and six months ended June 30, 2024 and July 2, 2023 consisted of the following:

Three Months Ended June 30, 2024
	Termination Benefits	Other Costs (1)	Total
2024 Footprint realignment plan	$8,572	$—	$8,572
2023 Restructuring plan	(974)	36	(938)
2023 Footprint realignment plan	588	1	589
Other restructuring programs (2)	(373)	5	(368)
Restructuring charges	$7,813	$42	$7,855

Three Months Ended July 2, 2023
	Termination Benefits	Other Costs (1)	Total
2022 Restructuring plan	$984	$138	$1,122
Respiratory divestiture plan	127	—	127
Other restructuring programs (3)	73	186	259
Restructuring charges	$1,184	$324	$1,508

Six Months Ended June 30, 2024
	Termination Benefits	Other Costs (1)	Total
2024 Footprint realignment plan	$8,572	$—	$8,572
2023 Restructuring plan	(818)	82	(736)
2023 Footprint realignment plan	743	3	746
Other restructuring programs (2)	(208)	30	(178)
Restructuring charges	8,289	115	8,404
Asset impairment charges	—	2,110	2,110
Restructuring and impairment charges	$8,289	$2,225	$10,514

Six Months Ended July 2, 2023
	Termination Benefits	Other Costs (1)	Total
2022 Restructuring plan	$3,117	$211	$3,328
Respiratory divestiture plan	255	12	267
Other restructuring programs (3)	(241)	375	134
Restructuring charges	$3,131	$598	$3,729
(1) Other costs include facility closure, contract termination and other exit costs.
(2) Includes activity primarily related to our 2022 Restructuring plan, which has concluded.
(3) Includes activity primarily related to our 2014, 2018, and 2019 Footprint realignment plans, all of which have concluded.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Impairment charge
For the six months ended June 30, 2024, we recorded an impairment charge of $2.1 million related to a portion of our operating lease assets stemming from our cessation of occupancy of a specific facility.

Note 6 — Inventories
Inventories as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Raw materials	$179,337	$179,517
Work-in-process	119,153	111,132
Finished goods	338,418	335,567
Inventories	$636,908	$626,216

Note 7 — Goodwill and other intangible assets
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment for the six months ended June 30, 2024:

	Americas	EMEA	Asia	OEM	Total
December 31, 2023	$2,068,072	$487,744	$246,229	$112,010	$2,914,055
Currency translation adjustment	(2,172)	(10,857)	(8,397)	—	(21,426)
June 30, 2024	$2,065,900	$476,887	$237,832	$112,010	$2,892,629
Our goodwill impairment testing is performed annually during the fourth quarter of each fiscal year in addition to periods where changes in circumstances indicate that the carrying value of our goodwill assets may not be recoverable. No impairment charges were recognized during the three and six months ended June 30, 2024. We did identify indicators of a potential impairment as of June 30, 2024 related to our Interventional Urology North America reporting unit, included within our Americas operating segment. The indicators of a potential impairment primarily arose from lower than anticipated sales results from our UroLift product line (“UroLift”), primarily driven by the adverse impact of persistent end-market challenges within the U.S. office site of service. We performed a quantitative impairment test of the reporting unit using both the income and the market approaches, which determined that the fair value of the reporting unit exceeded the carrying value. The more significant judgments and assumptions in determining the fair value included the amount and timing of expected future cash flows, the expected long-term growth rates and the discount rate used to estimate the present value of the future cash flows. Our assessment indicates that the Interventional Urology North America reporting unit is susceptible to future impairment charges if future revenue is lower than our current expectations, in particular with respect to the adverse impacts stemming from end market conditions related to UroLift, as well as from continuing negative impacts from macroeconomic factors, including increased inflation and higher interest rates. The carrying value of goodwill allocated to the Interventional Urology North America reporting unit as of June 30, 2024 was $645.9 million.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The gross carrying amount of, and accumulated amortization relating to, intangible assets as of June 30, 2024 and December 31, 2023 were as follows:

	Gross Carrying Amount		Accumulated Amortization
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Customer relationships	$1,358,377	$1,363,839	$(591,302)	$(561,753)
In-process research and development	23,666	27,476	—	—
Intellectual property	1,878,931	1,890,957	(804,090)	(745,094)
Distribution rights	23,155	23,301	(22,289)	(22,048)
Trade names	605,642	610,146	(92,174)	(84,864)
Non-compete agreements	21,917	21,934	(21,917)	(21,934)
	$3,911,688	$3,937,653	$(1,531,772)	$(1,435,693)

Note 8 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We enter into the non-designated foreign currency forward contracts for periods consistent with our currency translation exposures, which generally approximate one month. For the three and six months ended June 30, 2024, we recognized a loss of $0.1 million and a gain of $3.5 million respectively, related to non-designated foreign currency forward contracts. For the three and six months ended July 2, 2023, we recognized gains of $2.0 million and $2.1 million, respectively, related to non-designated foreign currency forward contracts.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of June 30, 2024 and December 31, 2023 was $302.2 million and $234.1 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of June 30, 2024 and December 31, 2023 was $173.4 million and $195.0 million, respectively. All open foreign currency forward contracts as of June 30, 2024 have durations of 12 months or less.
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
On February 26, 2024, we executed two separate term cross-currency swap agreements set to expire on February 26, 2027 and February 28, 2029, respectively, to hedge against the effect of variability in the U.S. dollar to euro exchange rate. Each of the swap agreements had a notional principal amount of $250 million and were designated as a net investment hedge. On April 25, 2024, the cross-currency agreements executed in February 2024 were terminated in response to changes in market conditions, resulting in $0.4 million in a cash settlement payment and we simultaneously executed two new separate term cross-currency swap agreements with the same expiration dates and notional values (together, the "2024 Cross-currency swap agreements"). The cross-currency swap agreements expiring in 2027 include five different financial institution counterparties and notionally exchanged $250 million at an annual interest rate of 4.25% for €233.4 million at an annual interest rate of 2.44%. The cross-currency swap agreements expiring in 2029 include four different financial institution counterparties and notionally exchanged $250 million at an annual interest rate of 4.25% for €233.4 million at an annual interest rate of 2.45%. Both of the 2024 Cross-currency swap agreements are designated as a net investment hedge.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI"). The following table summarizes the foreign exchange gains and losses recognized within AOCI and the interest benefit recognized within interest expense related to cross currency swap for the three and six months ended June 30, 2024 and July 2, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Foreign exchange gain (loss)	$5,297	$(4,259)	$14,190	$(14,290)
Interest benefit	4,280	5,180	8,000	10,288

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Balance sheet presentation
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative financial instruments as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	Fair Value
Asset derivatives:
Designated foreign currency forward contracts	$1,539	$1,629
Non-designated foreign currency forward contracts	206	937
Cross-currency interest rate swaps	16,409	16,883
Prepaid expenses and other current assets	18,154	19,449
Cross-currency interest rate swaps	1,151	—
Other assets	1,151	—
Total asset derivatives	$19,305	$19,449
Liability derivatives:
Designated foreign currency forward contracts	$3,024	$1,866
Non-designated foreign currency forward contracts	320	1,340
Other current liabilities	3,344	3,206
Cross-currency interest rate swaps	24,637	32,097
Other liabilities	24,637	32,097
Total liability derivatives	$27,981	$35,303
See Note 10 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax. There was no ineffectiveness related to our cash flow hedges during the three and six months ended June 30, 2024 and July 2, 2023.
Trade receivables
The allowance for credit losses as of June 30, 2024 and December 31, 2023 was $9.1 million and $9.5 million, respectively. The current portion of the allowance for credit losses, which was $5.4 million and $5.5 million as of June 30, 2024 and December 31, 2023, respectively, was recognized as a reduction of accounts receivable, net.
Note 9 — Fair value measurement
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	Total carrying value at June 30, 2024	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$559	$559	$—	$—
Derivative assets	19,305	—	19,305	—
Derivative liabilities	27,981	—	27,981	—
Contingent consideration liabilities	45,216	—	—	45,216

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Total carrying value at December 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$5,306	$5,306	$—	$—
Derivative assets	19,449	—	19,449	—
Derivative liabilities	35,303	—	35,303	—
Contingent consideration liabilities	39,486	—	—	39,486
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

Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range (Weighted average)
Revenue-based
	Monte Carlo simulation	Revenue volatility	19.1% - 30.4% (20.8%)
		Risk free rate	Cost of debt structure
		Projected year of payment	2025 - 2026

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information regarding changes in our contingent consideration liabilities for the six months ended June 30, 2024:

Contingent consideration
Balance – December 31, 2023	$39,486
Payments	(122)
Revaluations	5,852
Balance – June 30, 2024	$45,216
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

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Basic	47,151	46,981	47,130	46,965
Dilutive effect of share-based awards	210	348	248	342
Diluted	47,361	47,329	47,378	47,307
The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share were 0.9 million for the three and six months ended June 30, 2024 and 0.7 million for the three and six months ended July 2, 2023.
On July 30, 2024, the Board of Directors authorized a share repurchase program for up to $500 million of our common stock. The timing, price and actual number of shares of common stock that may be repurchased under the share repurchase authorization will depend on a variety of factors including price, market conditions and corporate and regulatory requirements. The repurchases may occur in open market transactions, transactions structured through investment banking institutions, in privately negotiated transactions, by direct purchases of common stock or a combination of the foregoing, and the timing and amount of stock repurchased will depend on market and business conditions, applicable legal and credit requirements and other corporate considerations. The authorization of the repurchase program does not constitute a binding obligation to acquire any specific amount of common stock, and the repurchase program may be suspended or discontinued at any time. On August 2, 2024, we entered into an accelerated share repurchase agreement for $200 million of our common stock.
The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2024 and July 2, 2023:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2023	$1,396	$(88,049)	$(227,752)	$(314,405)
Other comprehensive income (loss) before reclassifications	(780)	8,735	(50,901)	(42,946)
Amounts reclassified from accumulated other comprehensive (loss) income	(2,095)	80,241	—	78,146
Net current-period other comprehensive income (loss)	(2,875)	88,976	(50,901)	35,200
Balance as of June 30, 2024	$(1,479)	$927	$(278,653)	$(279,205)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2022	$4,931	$(135,799)	$(272,654)	$(403,522)
Other comprehensive income (loss) before reclassifications	8,056	(388)	16,049	23,717
Amounts reclassified from accumulated other comprehensive income	(4,855)	2,796	—	(2,059)
Net current-period other comprehensive income	3,201	2,408	16,049	21,658
Balance as of July 2, 2023	$8,132	$(133,391)	$(256,605)	$(381,864)
The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss) income into (income) expense, net of tax, for the three and six months ended June 30, 2024 and July 2, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
(Gains) Loss on foreign exchange contracts:
Cost of goods sold	$(347)	$(2,181)	$(2,109)	$(5,235)
Total before tax	(347)	(2,181)	(2,109)	(5,235)
Taxes	31	178	14	380
Net of tax	(316)	(2,003)	(2,095)	(4,855)
Pension and other postretirement benefit items (1):
Actuarial losses	9	2,069	1,210	4,135
Prior-service costs	(491)	(252)	(983)	(504)
Settlements	—	—	138,139	—
Total before tax	(482)	1,817	138,366	3,631
Tax benefit	107	(418)	(58,125)	(835)
Net of tax	(375)	1,399	80,241	2,796
Total reclassifications, net of tax	$(691)	$(604)	$78,146	$(2,059)
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans.
Note 11 — Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Effective income tax rate (1)	17.8%	12.2%	(33.8)%	15.9%
(1) The effective income tax rate for the three months ended June 30, 2024 and the three and six months ended July 2, 2023 represent income tax expenses. The effective income tax rate for the six months ended June 30, 2024 represents an income tax benefit.

The effective income tax rates for the three and six months ended June 30, 2024 were 17.8% and (33.8)%, respectively. The effective income tax rate for the six months ended June 30, 2024 reflects a tax benefit associated with a pension charge recognized in connection with the termination of the TRIP. The effective income tax rates for the three and six months ended July 2, 2023 reflect the tax impact of a non-taxable contingent consideration adjustment recognized in connection with a decrease in the estimated fair value of our contingent consideration liabilities. Additionally, the effective tax rates for the three and six months ended July 2, 2023 reflect a net-tax benefit related to share-based compensation. The effective income tax rates for all periods reflect a tax benefit from research and development tax credits.

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

In 2023, we began the execution of a plan to terminate the Teleflex Incorporated Retirement Income Plan (the “TRIP”), a U.S. defined benefit pension plan. The TRIP is subject to Title IV of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and, therefore, must be terminated in accordance with the requirements of ERISA and the process governed by the Pension Benefit Guaranty Corporation (the “PBGC”). The termination date of the TRIP was August 1, 2023, which is the date upon which the timing of the requirements for the formal termination process is based. On September 8, 2023, we filed the required notice regarding the TRIP termination with the PBGC. The termination process requires that all TRIP benefits be distributed to participants, beneficiaries and alternate payees or transferred to a group annuity contract or the PBGC. In December of 2023, we made payments to eligible participants, beneficiaries and alternate payees who elected the one-time lump sum distribution option offered in connection with the TRIP termination, resulting in the recognition of a pre-tax settlement charge of $45.2 million during the fourth quarter of 2023.

During the first quarter of 2024, we purchased a group annuity contract, using TRIP assets, which resulted in the recognition of a pre-tax settlement charge of $138.1 million during the six months ended June 30, 2024. The participants, beneficiaries, and alternate payees whose benefits were transferred to the group annuity contract will each receive from such group annuity contract the full value of their benefit that accrued under the TRIP. The assets in the Teleflex Retirement Income Plan Trust exceed the estimated liability for amounts to be transferred to the PBGC for missing participants and beneficiaries (“surplus plan assets”). As of June 30, 2024, the surplus plan assets were $37.7 million, which is included in Other Assets on the condensed consolidated balance sheet.

In connection with the termination of the TRIP, we transferred $34.2 million of the surplus assets in July 2024 to a suspense account within the Teleflex 401(k) Savings Plan, a qualified defined contribution plan. We plan to use the transferred surplus plan assets to fund employer contributions to participants in the Teleflex 401(k) Savings Plan over the next several years.

The following table provides information regarding the components of the net benefit (income) expense of the pension and postretirement benefit plans for the three and six months ended June 30, 2024 and July 2, 2023:

	Three Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	Pension		Other Benefits
Service cost	$62	$360	$—	$—
Interest cost	271	4,344	110	187
Expected return on plan assets	(128)	(6,315)	—	—
Net amortization and deferral	164	2,156	(645)	(339)
Net benefit expense (income)	$369	$545	$(535)	$(152)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	Pension		Other Benefits
Service cost	$663	$720	$—	$—
Interest cost	2,389	8,694	219	373
Expected return on plan assets	(2,329)	(12,625)	—	—
Net amortization and deferral	1,518	4,310	(1,290)	(678)
Settlements	138,139	—	—	—
Net benefit expense (income)	$140,380	$1,099	$(1,071)	$(305)
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
Remediation activities vary substantially in duration and cost from site to site. The nature of these activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At June 30, 2024, we have recorded $3.0 million and $1.8 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of June 30, 2024. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.
Legal matters: We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment, environmental and other matters. As of June 30, 2024, we have recorded accrued liabilities of $0.4 million in connection with such contingencies, representing our best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters.
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
Other: In 2015, the Italian parliament enacted legislation that, among other things, imposed a “payback” measure on medical device companies that supply goods and services to the Italian National Healthcare System. Under the measure, companies are required to make payments to the Italian government if medical device expenditures in a given year exceed regional expenditure ceilings established for that year. The payment amounts are calculated based on the amount by which the regional ceilings for the given year were exceeded. In response to decrees issued by the Italian Ministry of Health, the various Italian regions issued invoices to medical device companies, including Teleflex, under the payback measure in the fourth quarter of 2022 seeking payment with respect to excess expenditures for the years 2015 through 2018. Following the issuance of the invoices, we and

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

numerous other medical device companies filed appeals with the Italian administrative courts challenging the enforceability of the payback measure, primarily on the basis that the law was unconstitutional. The Italian administrative courts referred the question regarding the constitutionality of the law to the Italian Constitutional Court, which in July 2024, issued a ruling upholding the law as constitutional. As a consequence of this ruling, we recognized a $15.8 million increase to our reserve (and corresponding reduction to revenue for the three and six months ended June 30, 2024), of which $13.8 million pertained to prior years. As a result, our reserve as of June 30, 2024 was $32.0 million. Following the ruling of the Italian Constitutional Court, the appeal before the Italian administrative court will proceed with respect to the remaining legal arguments asserted by the appellants with regard to the enforceability of the payback law.
On April 4, 2023, one of our Mexican subsidiaries received a notification from the Mexican Federal Tax Administration Service (“SAT”) setting forth its preliminary findings with respect to a foreign trade operations audit carried out by SAT for the period from July 1, 2017 to June 6, 2019. The preliminary findings stated that our Mexican subsidiary did not evidence the export of goods temporarily imported under Mexico’s Manufacturing, Maquila and Export Services Industries Program (“IMMEX Program”), therefore triggering the potential obligation for payment of import duties, value added tax, customs processing fees and other fines and penalties. In response to the notification, our Mexican subsidiary requested that the matter be referred to the Procuraduría de la Defensa del Contribuyente, or “PRODECON,” (local tax ombudsperson) to help facilitate the process. In June 2023, we provided SAT with the appropriate documentation evidencing the export of the goods in accordance with the requirements of the IMMEX Program. During the second quarter of 2024, SAT concluded its examination of the export documentation resulting in no material assessment and the matter has been closed.
As part of our acquisition of Palette, we identified certain foreign tax liabilities that had not been properly recognized and paid by Palette prior to our acquisition. As part of our acquisition accounting, we have established a liability of $3.5 million, representing our best estimate of the outstanding tax liabilities including interest as of June 30, 2024. In February 2024, we requested the relevant foreign tax authority to re-assess Palette’s previously filed tax returns for the related periods. If the tax authority disagrees with the basis for our request for reassessment of the previously filed returns and we are unsuccessful in defending our position, we may be required to pay an amount in excess of our current established liability, which could be material.
Tax audits and examinations: We are routinely subject to tax examinations by various tax authorities. As of June 30, 2024, the most significant tax examination in process was in Germany. We may establish reserves with respect to our uncertain tax positions, after we adjust the reserves to address developments with respect to our uncertain tax positions, including developments in these tax examinations. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.

Note 14 — Segment information
The following tables present our segment results for the three and six months ended June 30, 2024 and July 2, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Americas	$426,807	$424,644	$833,093	$836,508
EMEA	147,064	147,809	306,720	291,149
Asia	86,995	86,678	171,205	165,409
OEM	88,825	84,128	176,522	161,125
Net revenues	$749,691	$743,259	$1,487,540	$1,454,191

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Americas	$90,665	$116,303	$178,654	$214,921
EMEA	13,122	13,097	39,224	25,868
Asia	17,326	23,148	34,521	44,148
OEM	26,133	23,779	49,250	43,816
Total segment operating profit (1)	147,246	176,327	301,649	328,753
Unallocated expenses (2)	(30,368)	(32,766)	(189,564)	(70,218)
Income from continuing operations before interest and taxes	$116,878	$143,561	$112,085	$258,535
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
During the first quarter of 2024, we purchased a group annuity contract, using TRIP assets, which resulted in the recognition of a non-cash pre-tax settlement charge of $138.1 million during the six months ended June 30, 2024. The participants, beneficiaries, and alternate payees whose benefits were transferred to the group annuity contract will each receive from such group annuity contract the full value of their benefit that accrued under the TRIP. The assets in the Teleflex Retirement Income Plan Trust exceed the estimated liability for amounts to be transferred to the PBGC for missing participants and beneficiaries (“surplus plan assets”). As of June 30, 2024, the surplus plan assets were $37.7 million, which is included in Other Assets on the condensed consolidated balance sheet.
In connection with the termination of the TRIP, we transferred $34.2 million of the surplus assets in July 2024 to a suspense account within the Teleflex 401(k) Savings Plan, a qualified defined contribution plan. We plan to use the transferred surplus assets to fund employer contributions to participants in the Teleflex 401(k) Savings Plan over the next several years.
Goodwill
Our goodwill impairment testing is performed annually during the fourth quarter of each fiscal year in addition to periods where changes in circumstances indicate that the carrying value of our goodwill assets may not be recoverable. No impairment charges were recognized during the three and six months ended June 30, 2024. We did identify indicators of a potential impairment as of June 30, 2024 related to our Interventional Urology North America reporting unit, included within our Americas operating segment. The indicators of a potential impairment primarily arose from lower than anticipated sales results from our UroLift product line (“UroLift”), primarily driven by the adverse impact of persistent end-market challenges within the U.S. office site of service. We performed a quantitative impairment test of the reporting unit using both the income and the market approaches, which determined that the fair value of the reporting unit exceeded the carrying value. The more significant judgments and assumptions in determining the fair value included the amount and timing of expected future cash flows, the expected long-term growth rates and the discount rate used to estimate the present value of the future cash flows. Our assessment indicates that the Interventional Urology North America reporting unit is susceptible to future impairment charges if future revenue is lower than our current expectations, in particular with respect to the adverse impacts stemming from end market conditions related to UroLift, as well as from continuing negative impacts from macroeconomic factors, including increased inflation and higher interest rates. The carrying value of goodwill allocated to the Interventional Urology North America reporting unit as of June 30, 2024 was $645.9 million.
Italian payback measure
In 2015, the Italian parliament enacted legislation that, among other things, imposed a “payback” measure on medical device companies that supply goods and services to the Italian National Healthcare System. Under the measure, companies are required to make payments to the Italian government if medical device expenditures in a given year exceed regional expenditure ceilings established for that year. The payment amounts are calculated based on the amount by which the regional ceilings for the given year were exceeded. In response to decrees issued by the Italian Ministry of Health, the various Italian regions issued invoices to medical device companies, including Teleflex, under the payback measure in the fourth quarter of 2022 seeking payment with respect to excess expenditures for the years 2015 through 2018. Following the issuance of the invoices, we and numerous other medical device companies filed appeals with the Italian administrative courts challenging the enforceability of the payback measure, primarily on the basis that the law was unconstitutional. The Italian administrative courts referred the question regarding the constitutionality of the law to the Italian Constitutional Court, which in July 2024, issued a ruling upholding the law as constitutional. As a consequence of this ruling, we recognized a $15.8 million increase to our reserve (and corresponding reduction to revenue for the three and six months ended June 30, 2024), of which $13.8 million pertained to prior years. As a result, our reserve as of June 30, 2024 was $32.0 million. Following the ruling of the Italian Constitutional Court, the appeal before the Italian administrative court will proceed with respect to the remaining legal arguments asserted by the appellants with regard to the enforceability of the payback law.
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
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net revenues

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net revenues	$749.7	$743.3	$1,487.5	$1,454.2
Net revenues for the three months ended June 30, 2024 increased $6.4 million, or 0.9%, compared to the prior year period, primarily due to price increases and an increase in sales of new products, partially offset by the unfavorable impact from a $15.8 million increase in our reserves related to the Italian payback measure.
Net revenues for the six months ended June 30, 2024 increased $33.3 million, or 2.3%, compared to the prior year period, primarily due to price increases, an increase in sales of new products, and an increase in sales volumes of existing products. The increases in net revenues were partially offset by the unfavorable impact from a $15.8 million increase in our reserves related to the Italian payback measure and, to a lesser extent, a decrease from the net impact of acquired and divested businesses.

Gross profit

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Gross profit	$416.5	$407.8	$832.6	$799.2
Percentage of sales	55.6%	54.9%	56.0%	55.0%
Gross margin for the three months ended June 30, 2024 increased 70 basis points, or 1.3%, compared to the prior year period, primarily due to the favorable impact of gross margin attributed to acquired and divested businesses, price increases, the benefits from cost improvement initiatives and a decrease in costs associated with product recalls and quality issues. The increases in gross margin were partially offset by the unfavorable impact from an increase in our reserves related to the Italian payback measure and continued cost inflation from macro-economic factors, specifically with respect to labor and raw materials.
Gross margin for the six months ended June 30, 2024 increased 100 basis points, or 1.8%, compared to the prior year period, primarily due to the favorable impact of gross margin attributed to acquired and divested businesses, price increases and the benefits from cost improvement initiatives. The increases in gross margin were partially offset by the unfavorable impact from an increase in our reserves related to the Italian payback measure, continued cost inflation from macro-economic factors, specifically with respect to labor and raw materials and unfavorable fluctuations in foreign currency exchange rates.
Selling, general and administrative

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Selling, general and administrative	$250.6	$223.3	$493.5	$456.0
Percentage of sales	33.4%	30.0%	33.2%	31.4%
Selling, general and administrative expenses for the three months ended June 30, 2024 increased $27.3 million compared to the prior year period, primarily due to an increase in contingent consideration expense resulting from changes in the estimated fair value of our contingent consideration liabilities, higher operating expenses incurred by the acquired Palette business and higher performance related employee-benefit expenses.
Selling, general and administrative expenses for the six months ended June 30, 2024 increased $37.5 million compared to the prior year period, primarily due to higher operating expenses incurred by the acquired Palette business, an increase in contingent consideration expense resulting from changes in the estimated fair value of our contingent consideration liabilities, higher performance related employee-benefit expenses and, to a lesser extent, an increase in legal expenses primarily related to higher litigation costs.
Research and development

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Research and development	$41.1	$39.4	$78.4	$80.9
Percentage of sales	5.5%	5.3%	5.3%	5.6%
The increase in research and development expenses for the three months ended June 30, 2024 compared to the prior year period was primarily attributable to higher project spend within certain of our product portfolios and expenses incurred by the acquired Palette business, partially offset by lower European Union Medical Device Regulation related costs.
The decrease in research and development expenses for the six months ended June 30, 2024 compared to the prior year period was primarily attributable to lower European Union Medical Device Regulation related costs, partially offset by higher project spend within certain of our product portfolios and expenses incurred by the acquired Palette business.

Pension Settlement Charge

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Pension settlement charge	$—	$—	$138.1	$—
For the six months ended June 30, 2024, we recognized a settlement charge of $138.1 million related to our plan to terminate the TRIP resulting from our purchase of a group annuity contract to provide participants, beneficiaries, and alternate payees the full value of their benefit under the plan.
Restructuring and impairment charges

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Restructuring and impairment charges	$7.9	$1.5	$10.5	$3.7
Restructuring and impairment charges for the three and six months ended June 30, 2024 primarily consisted of termination benefits related to the 2024 Footprint realignment plan (defined below). Moreover, restructuring and impairment charges for the six months ended June 30, 2024 reflect a $2.1 million impairment charge related to a portion of our operating lease assets stemming from our cessation of occupancy of a specific facility.
2024 Footprint realignment plan
During the second quarter of 2024, we initiated the "2024 Footprint realignment plan," encompassing several strategic restructuring initiatives. These initiatives primarily include the relocation of select manufacturing operations to existing lower-cost locations, the optimization of specific product portfolios through targeted rationalization efforts, the relocation of certain integral product development and manufacturing support functions, the optimization of certain supply chain activities and related workforce reductions. The actions under the 2024 Footprint realignment plan are expected to be substantially completed by the end of 2025.
We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2024 Footprint realignment plan of $37 million to $46 million. Of these, it is anticipated that $18 million to $22 million will be incurred in 2024, with the majority of the remaining balance expected to be incurred before the end of 2025. We estimate that $31 million to $38 million of the total charges will result in cash outlays, of which we expect $7 million to $8 million to be disbursed in 2024 and the majority to be disbursed before the end of 2026. Furthermore, we expect to incur $13 million to $16 million in aggregate capital expenditures under the plan, of which $6 million to $8 million is expected to be incurred during 2024. The majority of capital expenditures are expected to be incurred by the end of 2025.
We expect to begin realizing plan-related savings in 2024 and expect to achieve annual pre-tax savings of $12 million to $14 million once the plan is fully implemented. The impact of product rationalization efforts will partially offset the annual pre-tax savings generated by the plan, with the impact beginning in 2024.
2023 Footprint realignment plan
In September 2023, we initiated a restructuring plan primarily involving the relocation of certain manufacturing operations to existing lower-cost locations, the outsourcing of certain manufacturing processes and related workforce reductions (the "2023 Footprint realignment plan"). We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the plan of $11 million to $15 million. We expect to achieve annual pretax savings in connection with the 2023 Footprint realignment plan of $2 million to $4 million once the plan is fully implemented.
2023 Restructuring plan
In December 2023, we initiated a restructuring plan, which primarily involved the integration of Palette into Teleflex and workforce reductions designed to improve operating performance across the organization by creating efficiencies that align with evolving market demands and our strategy to enhance long-term value creation (the “2023 restructuring plan”). The plan is substantially complete and as a result, we expect future restructuring expenses associated with the plan, if any, to be immaterial.
For additional information regarding our restructuring plans, refer to Note 5 within the condensed consolidated financial statements included in this report.

Interest expense

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Interest expense	$21.2	$17.8	$43.9	$36.1
Average interest rate on debt	4.5%	4.1%	4.6%	4.0%
The increase in interest expense for the three and six months ended June 30, 2024 compared to the prior year period was primarily due to a higher average interest rate resulting from increases in interest rates associated with our variable interest rate debt instruments and an increase in average debt outstanding.
Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Effective income tax rate (1)	17.8%	12.2%	(33.8)%	15.9%
(1) The effective income tax rate for the three months ended June 30, 2024 and the three and six months ended July 2, 2023 represent income tax expenses. The effective income tax rate for the six months ended June 30, 2024 represents an income tax benefit.
The effective income tax rate for the six months ended June 30, 2024 reflects a tax benefit associated with a pension charge recognized in connection with the termination of the TRIP. The effective income tax rates for the three and six months ended July 2, 2023 reflect the tax impact of a non-taxable contingent consideration adjustment recognized in connection with a decrease in the estimated fair value of our contingent consideration liabilities. Additionally, the effective tax rates for the three and six months ended July 2, 2023 reflect a net-tax benefit related to share-based compensation. The effective income tax rates for all periods reflect a tax benefit from research and development tax credits.
Segment Financial Information

Segment net revenues
	Three Months Ended			Six Months Ended
	June 30, 2024	July 2, 2023	% Increase/(Decrease)	June 30, 2024	July 2, 2023	% Increase/ (Decrease)
Americas	$426.8	$424.7	0.5	$833.1	$836.5	(0.4)
EMEA	147.1	147.8	(0.5)	306.7	291.2	5.3
Asia	87.0	86.7	0.4	171.2	165.4	3.5
OEM	88.8	84.1	5.6	176.5	161.1	9.6
Segment net revenues	$749.7	$743.3	0.9	$1,487.5	$1,454.2	2.3

Segment operating profit
	Three Months Ended			Six Months Ended
	June 30, 2024	July 2, 2023	% Increase/(Decrease)	June 30, 2024	July 2, 2023	% Increase/ (Decrease)
Americas	$90.7	$116.3	(22.0)	$178.7	$214.9	(16.9)
EMEA	13.1	13.1	0.2	39.2	25.9	51.6
Asia	17.3	23.1	(25.2)	34.5	44.1	(21.8)
OEM	26.1	23.8	9.9	49.2	43.8	12.4
Segment operating profit (1)	$147.2	$176.3	(16.5)	$301.6	$328.7	(8.2)
(1)See Note 14 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest and taxes.
Comparison of the three and six months ended June 30, 2024 and July 2, 2023
Americas
Americas net revenues for the three months ended June 30, 2024 increased $2.1 million, or 0.5%, compared to the prior year period, which was primarily attributable to a $9.3 million increase in sales of new products and price increases. The increases in net revenue were partially offset by a $10.5 million decrease in sales volumes of existing products, primarily driven by decreased sales of our UroLift product, and a $4.4 million decrease from the net impact of acquired and divested businesses.

Americas net revenues for the six months ended June 30, 2024 decreased $3.4 million, or 0.4%, compared to the prior year period, which was primarily attributable to a $25.0 million decrease in sales volumes of existing products, primarily driven by decreased sales of our UroLift product, and a $10.0 million decrease from the net impact of acquired and divested businesses. The decreases in net revenue were partially offset by price increases and an increase in sales of new products.
Americas operating profit for the three and six months ended June 30, 2024 decreased $25.6 million, or 22.0%, and $36.2 million, or 16.9%, respectively, compared to the prior year periods, which was primarily attributable to an increase in contingent consideration expense resulting from changes in the estimated fair value of our contingent consideration liabilities and operating expenses incurred by the acquired Palette business.
EMEA
EMEA net revenues for the three months ended June 30, 2024 decreased $0.7 million, or 0.5%, compared to the prior year period, which was primarily attributable to the $15.8 million unfavorable impact from an increase in our reserves related to the Italian payback measure, partially offset by a $10.7 million increase in sales volumes of existing products and, to a lesser extent, price increases.
EMEA net revenues for the six months ended June 30, 2024 increased $15.5 million, or 5.3%, compared to the prior year period, which was primarily attributable to a $20.7 million increase in sales volumes of existing products and, to a lesser extent, price increases, partially offset by the $15.8 million unfavorable impact from an increase in our reserves related to the Italian payback measure.
EMEA operating profit for the three months ended June 30, 2024 increased 0.2% compared to the prior year period, which was primarily attributable to lower expenses related to the European Union Medical Device Regulation, partially offset by a decrease in gross profit. The decrease in gross profit was primarily attributable to the unfavorable impact from an increase in our reserves related to the Italian payback measure.
EMEA operating profit for the six months ended June 30, 2024 increased $13.3 million, or 51.6% compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales and price increases in addition to lower expenses related to the European Union Medical Device Regulation. Moreover, the increases in gross profit were partially offset by the unfavorable impact from an increase in our reserves related to the Italian payback measure.
Asia
Asia net revenues for the three months ended June 30, 2024 increased $0.3 million, or 0.4%, compared to the prior year period, which was primarily attributable to revenues generated by the acquisition of Palette and, to a lesser extent, price increases and sales of new products. The increases in revenue were partially offset by $3.0 million of unfavorable fluctuations in foreign currency exchange rates.
Asia net revenues for the six months ended June 30, 2024 increased $5.8 million, or 3.5%, compared to the prior year period, which was primarily attributable to a $6.3 million increase in sales volumes of existing products and revenues generated by the acquisition of Palette, partially offset by $6.1 million of unfavorable fluctuations in foreign currency exchange rates.
Asia operating profit for the three and six months ended June 30, 2024 decreased $5.8 million, or 25.2%, and $9.6 million, or 21.8%, respectively, compared to the prior year periods, which was attributable to unfavorable fluctuations in foreign currency exchange rates and an increase in sales and marketing expenses to support higher sales.
OEM
OEM net revenues for the three months ended June 30, 2024 increased $4.7 million, or 5.6%, compared to the prior year period, which was primarily attributable to a $3.5 million increase in sales volumes of existing products and price increases.
OEM net revenues for the six months ended June 30, 2024 increased $15.4 million, or 9.6%, compared to the prior year period, which was primarily attributable to a $13.0 million increase in sales volumes of existing products and price increases.

OEM operating profit for the three and six months ended June 30, 2024 increased $2.3 million, or 9.9%, and $5.4 million, or 12.4%, respectively, compared to the prior year periods, which was primarily attributable to an increase in gross profit resulting from higher sales and prices increases.
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
On February 26, 2024, we executed two separate term cross-currency swap agreements set to expire on February 26, 2027 and February 28, 2029, respectively, to hedge against the effect of variability in the U.S. dollar to euro exchange rate. Each of the swap agreements had a notional principal amount of $250 million and were designated as a net investment hedge. On April 25, 2024, the cross-currency agreements executed in February 2024 were terminated in response to changes in market conditions, resulting in $0.4 million in a cash settlement payment, and we simultaneously executed two new separate term cross-currency swap agreements with the same expiration dates and notional values (together, the "2024 Cross-currency swap agreements"). The cross-currency swap agreements expiring in 2027 include five different financial institution counterparties and notionally exchanged $250 million at an annual interest rate of 4.25% for €233.4 million at an annual interest rate of 2.44%. The cross-currency swap agreements expiring in 2029 include four different financial institution counterparties and notionally exchanged $250 million at an annual interest rate of 4.25% for €233.4 million at an annual interest rate of 2.45%. Both of the 2024 Cross-currency swap agreements are designated as a net investment hedge and require an exchange of the notional amounts upon expiration or the earlier termination of the agreements. We and the counterparties have agreed to effect the exchange through a net settlement. As a result, we may be required to pay (or be entitled to receive) an amount equal to the difference, on the expiration or earlier termination date, between the U.S. dollar equivalent of the €466.8 million notional amount and the $500 million notional amount. The 2024 Cross-currency swap agreements entail risk that the counterparties will not fulfill their obligations under the agreements. However, we believe the risk is reduced because we have entered into separate agreements with nine different counterparties, all of which are large, well-established financial institutions. Based on the U.S. dollar to euro currency exchange rate in effect April 25, 2024, and assuming exchange rates remain constant throughout the terms of the 2024 Cross-currency swap agreements, we would realize a reduction in annual cash interest expense of $9.0 million.
On July 30, 2024, the Board of Directors authorized a share repurchase program for up to $500 million of our common stock. The timing, price and actual number of shares of common stock that may be repurchased under the share repurchase authorization will depend on a variety of factors including price, market conditions and corporate and regulatory requirements. The repurchases may occur in open market transactions, transactions structured through investment banking institutions, in privately negotiated transactions, by direct purchases of common stock or a combination of the foregoing, and the timing and amount of stock repurchased will depend on market and business conditions, applicable legal and credit requirements and other corporate considerations. The authorization of the repurchase program does not constitute a binding obligation to acquire any specific amount of common stock, and the repurchase program may be suspended or discontinued at any time. On August 2, 2024, we entered into an accelerated share repurchase agreement for $200 million of our common stock, which we plan to fund with $130 million in additional borrowings under our Senior Credit facility and cash on hand.
Cash Flows
Net cash provided by operating activities from continuing operations was $204.5 million for the six months ended June 30, 2024 as compared to $170.6 million for the six months ended July 2, 2023. The $33.9 million increase was primarily attributable to favorable operating results, a decrease in cash outflows from inventories as we moderate our inventory levels and an increase in accounts payable and accrued expenses stemming from the increase in our reserves related to the Italian payback measure. The increases in net cash provided by operating activities were partially offset by higher tax payments.

Net cash used in investing activities from continuing operations was $55.0 million for the six months ended June 30, 2024, and primarily consisted of $73.2 million in capital expenditures, partially offset by $18.3 million in net proceeds on swaps designated as net investment hedges.

Net cash used in by financing activities from continuing operations was $128.0 million for the six months ended June 30, 2024, and primarily consisted of a $98.3 million reduction in borrowings under our Senior Credit Facility and $32.0 million in dividend payments.
Borrowings
The indentures governing our 4.625% Senior Notes due 2027 (the “2027 Notes”) and 4.25% Senior Notes due 2028 (the "2028 Notes") contain covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions. As of June 30, 2024, we were in compliance with these requirements.
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
Summarized Financial Information – Obligor Group
The 2027 Notes are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes is guaranteed, jointly and severally, by an enumerated group of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. Summarized financial information for the Parent and Guarantor Subsidiaries (collectively, the “Obligor Group”) as of June 30, 2024 and December 31, 2023 and for the six months ended June 30, 2024 is as follows:

	Six Months Ended
	June 30, 2024
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Net revenue	$1,025.4	$120.4	$905.0
Cost of goods sold	587.8	89.9	497.9
Gross profit	437.6	30.5	407.1
Income from continuing operations	41.5	155.4	(113.9)
Net income	40.9	155.4	(114.5)

	June 30, 2024			December 31, 2023 (1)
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Total current assets	$980.9	$175.1	$805.8	$929.6	$223.7	$705.9
Total assets	2,791.7	250.7	2,541.0	4,171.1	1,723.4	2,447.7
Total current liabilities	1,172.2	933.1	239.1	1,123.5	863.5	260.0
Total liabilities	3,493.0	1,118.0	2,375.0	7,247.2	4,736.0	2,511.2
(1)During 2024, certain existing subsidiaries were designated as Guarantor Subsidiaries and as a result, we recast the prior period comparative summarized financial information.
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, contracts, employment and environmental matters. As of June 30, 2024 and December 31, 2023, we had accrued liabilities of $0.4 million and $0.8 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors
See the information set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in risk factors for the quarter ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans
As previously disclosed in the Form 8-K filed on May 9, 2024, on May 7, 2024, Liam J. Kelly, our Chairman, President and Chief Executive Officer, adopted a trading plan for the sale of shares of our common stock, which plan is intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) (a “10b5-1 Plan”) under the Securities Exchange Act of 1934, as amended. The 10b5-1 Plan provides for the sale in the open market of up to 36,464 shares of our common stock issuable to Mr. Kelly upon the exercise of stock options, which are scheduled to expire in 2025. Sales under the 10b5-1 Plan are scheduled to take place in two tranches, with the first occurring in November 2024 and the second occurring in December 2024. Any shares that are sold under the Plan will be sold on the open market, subject to minimum price thresholds specified in the Plan. If any shares remain unsold following the scheduled sale dates because the minimum price threshold was not available, the shares may be sold thereafter through January 2025, subject to a specified minimum price threshold.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.		Description

22	—	List of subsidiary guarantors and guaranteed securities (incorporated by reference to Exhibit 22 to the Company's Form 10-Q filed on May 3, 2024).
31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
32.1	—	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	—
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Cover Page; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024 and July 2, 2023; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and July 2, 2023; (iv) the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and July 2, 2023; (vi) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2024 and July 2, 2023; and (vii) Notes to Condensed Consolidated Financial Statements.

104.1	—	The cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in inline XBRL (included in Exhibit 101.1).
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
Dated: August 2, 2024