Form 10-Q
period 2024-09-29
TELEFLEX INC
filed 2024-10-31
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The registrant had 46,443,734 shares of common stock, par value $1.00 per share, outstanding as of October 29, 2024 .

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 29, 2024

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(Dollars and shares in thousands, except per share)
Net revenues	$764,375	$746,389	$2,251,915	$2,200,580
Cost of goods sold	334,203	330,078	989,151	985,066
Gross profit	430,172	416,311	1,262,764	1,215,514
Selling, general and administrative expenses	247,257	213,194	740,718	669,216
Research and development expenses	38,726	37,576	117,119	118,493
Pension settlement (benefit) charge	(5,407)	—	132,732	—
Restructuring and impairment charges	285	231	10,799	3,960
Income from continuing operations before interest and taxes	149,311	165,310	261,396	423,845
Interest expense	21,058	23,192	64,909	59,291
Interest income	(2,298)	(7,487)	(5,751)	(9,486)
Income from continuing operations before taxes	130,551	149,605	202,238	374,040
Taxes (benefit) on income from continuing operations	19,633	11,935	(4,586)	47,651
Income from continuing operations	110,918	137,670	206,824	326,389
Operating income (loss) from discontinued operations	112	(687)	(639)	(1,512)
Taxes (benefit) on operating loss from discontinued operations	26	(157)	(146)	(346)
Income (loss) from discontinued operations	86	(530)	(493)	(1,166)
Net income	$111,004	$137,140	$206,331	$325,223
Earnings per share:
Basic:
Income from continuing operations	$2.37	$2.93	$4.40	$6.95
Income (loss) from discontinued operations	0.01	(0.01)	(0.01)	(0.03)
Net income	$2.38	$2.92	$4.39	$6.92
Diluted:
Income from continuing operations	$2.36	$2.91	$4.38	$6.90
Loss from discontinued operations	—	(0.01)	(0.01)	(0.02)
Net income	$2.36	$2.90	$4.37	$6.88
Weighted average common shares outstanding
Basic	46,724	46,992	46,995	46,974
Diluted	47,012	47,299	47,256	47,304
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(Dollars in thousands)
Net income	$111,004	$137,140	$206,331	$325,223
Other comprehensive income (loss), net of tax:
Foreign currency:
Foreign currency translation, net of tax of $7,370, $(4,667), $3,161, and $(434) for the three and nine month periods, respectively	27,893	(29,417)	(23,008)	(13,368)
Pension and other postretirement benefits plans:
Prior service cost recognized in net periodic cost, net of tax of $112, $58, $338, and $175 for the three and nine month periods, respectively	(380)	(196)	(1,137)	(588)
Unamortized gain arising during the period, net of tax of $—, $—, $(2,559) and $— for the three and nine month periods, respectively	—	—	8,619	—
Plan settlement charge, net of tax of $—, $—, $(58,065), and $— for the three and nine month periods, respectively	—	—	80,074	—
Net (gain) loss recognized in net periodic cost, net of tax of $6, $(425), $(280), and $(1,378) for the three and nine month periods, respectively	(42)	1,422	882	4,613
Foreign currency translation, net of tax of $161, $(109), $114, and $21 for the three and nine month periods, respectively	(455)	317	(339)	(74)
Pension and other postretirement benefit plans adjustment, net of tax of $279, $(476), $(60,452), and $(1,182) for the three and nine month periods, respectively	(877)	1,543	88,099	3,951
Derivatives qualifying as hedges:
Derivatives qualifying as hedges, net of tax of $54, $(116), $(91), and $334 for the three and nine month periods, respectively	(6,051)	(2,412)	(8,926)	789
Other comprehensive income (loss), net of tax:	20,965	(30,286)	56,165	(8,628)
Comprehensive income	$131,969	$106,854	$262,496	$316,595
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 29, 2024	December 31, 2023
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$243,235	$222,848
Accounts receivable, net	470,257	443,467
Inventories	639,938	626,216
Prepaid expenses and other current assets	116,928	107,471
Prepaid taxes	28,945	7,404
Total current assets	1,499,303	1,407,406
Property, plant and equipment, net	512,224	479,913
Operating lease assets	112,895	123,521
Goodwill	2,918,562	2,914,055
Intangible assets, net	2,325,105	2,501,960
Deferred tax assets	6,779	6,748
Other assets	111,423	98,943
Total assets	$7,486,291	$7,532,546
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$96,875	$87,500
Accounts payable	119,255	132,247
Accrued expenses	157,782	146,880
Payroll and benefit-related liabilities	142,619	146,535
Accrued interest	16,657	5,583
Income taxes payable	18,681	41,453
Other current liabilities	66,884	46,547
Total current liabilities	618,753	606,745
Long-term borrowings	1,661,546	1,727,572
Deferred tax liabilities	445,841	456,080
Pension and postretirement benefit liabilities	23,548	23,989
Noncurrent liability for uncertain tax positions	3,369	3,370
Noncurrent operating lease liabilities	102,938	111,300
Other liabilities	148,579	162,502
Total liabilities	3,004,574	3,091,558
Commitments and contingencies
Total shareholders' equity	4,481,717	4,440,988
Total liabilities and shareholders' equity	$7,486,291	$7,532,546
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 29, 2024	October 1, 2023
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$206,331	$325,223
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	493	1,166
Depreciation expense	54,826	52,687
Intangible asset amortization expense	147,983	125,230
Deferred financing costs and debt discount amortization expense	2,562	2,547
Pension settlement charge	132,732	—
Fair value step up of acquired inventory sold	1,722	—
Changes in contingent consideration	7,446	(24,482)
Assets impairment charge	2,110	—
Stock-based compensation	23,727	22,135
Deferred income taxes, net	(60,648)	2,076
Payments for contingent consideration	—	(289)
Interest benefit on swaps designated as net investment hedges	(12,031)	(15,459)
Other	1,970	4,743
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(25,294)	(18,313)
Inventories	(11,635)	(50,702)
Prepaid expenses and other assets	40,446	7,487
Accounts payable, accrued expenses and other liabilities	(1,623)	(16,674)
Income taxes receivable and payable, net	(75,493)	(45,014)
Net cash provided by operating activities from continuing operations	435,624	372,361
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(94,412)	(63,768)
Payments for businesses and intangibles acquired, net of cash acquired	(120)	(205)
Net proceeds on swaps designated as net investment hedges	18,262	10,275
Proceeds from sales of investments	7,300	7,300
Purchase of investments	(7,300)	(11,300)
Net cash used in investing activities from continuing operations	(76,270)	(57,698)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	130,000	646,000
Reduction in borrowings	(188,375)	(321,625)
Repurchase of common stock	(200,000)	—
Net proceeds from share based compensation plans and related tax impacts	3,555	534
Payments for contingent consideration	(182)	(949)
Dividends paid	(47,808)	(47,919)
Net cash (used in) provided by financing activities from continuing operations	(302,810)	276,041
Cash flows from discontinued operations:
Net cash used in operating activities	(2,355)	(579)
Net cash used in discontinued operations	(2,355)	(579)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	728	(660)
Net increase in cash, cash equivalents and restricted cash equivalents	54,917	589,465
Cash, cash equivalents and restricted cash equivalents at the beginning of the period	222,848	292,034
Cash, cash equivalents and restricted cash equivalents at the end of the period	$277,765	$881,499
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2023	48,046	$48,046	$749,712	$4,109,736	$(314,405)	1,006	$(152,101)	$4,440,988
Net income				15,289				15,289
Cash dividends ($0.34 per share)				(16,001)				(16,001)
Other comprehensive income					53,351			53,351
Shares issued under compensation plans	35	35	6,166			(21)	2,244	8,445
Deferred compensation			347			(5)	791	1,138
Balance at March 31, 2024	48,081	48,081	756,225	4,109,024	(261,054)	980	(149,066)	4,503,210
Net income				80,038				80,038
Cash dividends ($0.34 per share)				(16,017)				(16,017)
Other comprehensive loss					(18,151)			(18,151)
Shares issued under compensation plans	10	10	8,967			(5)	655	9,632
Deferred compensation	—	—	2			—	5	7
Balance at June 30, 2024	48,091	48,091	765,194	4,173,045	(279,205)	975	(148,406)	4,558,719
Net income				111,004				111,004
Cash dividends ($0.34 per share)				(15,790)				(15,790)
Other comprehensive income					20,965			20,965
Shares issued under compensation plans	5	5	8,262			(1)	149	8,416
Repurchase of common stock	—	—	(40,000)			678	(161,600)	(201,600)
Deferred Compensation			—			—	3	3
Balance at September 29, 2024	48,096	$48,096	$733,456	$4,268,259	$(258,240)	1,652	$(309,854)	$4,481,717

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2022	47,957	$47,957	$715,118	$3,817,304	$(403,522)	1,032	$(154,889)	$4,021,968
Net income				76,748				76,748
Cash dividends ($0.34 per share)				(15,969)				(15,969)
Other comprehensive income					22,191			22,191
Shares issued under compensation plans	18	18	2,333			(19)	2,639	4,990
Deferred compensation			324			(6)	1	325
Balance at April 2, 2023	47,975	47,975	717,775	3,878,083	(381,331)	1,007	(152,249)	4,110,253
Net income				111,335				111,335
Cash dividends ($0.34 per share)				(15,972)				(15,972)
Other comprehensive loss					(533)			(533)
Shares issued under compensation plans	23	23	9,920			—	66	10,009
Balance at July 2, 2023	47,998	47,998	727,695	3,973,446	$(381,864)	1,007	(152,183)	4,215,092
Net income				137,140				137,140
Cash dividends ($0.34 per share)				(15,978)				(15,978)
Other comprehensive loss					(30,286)			(30,286)
Shares issued under compensation plans	1	1	8,057			(1)	22	8,080
Balance at October 1, 2023	47,999	$47,999	$735,752	$4,094,608	$(412,150)	1,006	$(152,161)	$4,314,048

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
Supplemental balance sheet information
Cash, cash equivalents, and restricted cash equivalents consisted of the following at September 29, 2024 and December 31, 2023:

	September 29, 2024	December 31, 2023
Cash and cash equivalents	$243,235	$222,848
Restricted cash equivalents in other current assets (1)	16,219	—
Restricted cash equivalents in other assets (1)	18,311	—
Total cash, cash equivalents and restricted cash equivalents	$277,765	$222,848
(1) Restricted cash equivalents represent surplus plan assets resulting from the termination of the Teleflex Incorporated Retirement Income Plan (the "TRIP") that were transferred to a suspense account within the Teleflex 401(k) Savings Plan as of September 29, 2024 as described in Note 12. Amounts expected to be transferred from the suspense account to employees within one year are classified as other current assets.
Note 2 — Recently issued accounting standards
In November 2023, the Financial Accounting Standard Board ("FASB") issued new guidance designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses per segment. The new standard must be adopted on a retrospective basis. We intend to adopt the new guidance for the fiscal year ending December 31, 2024, and subsequent interim periods. We do not expect our adoption of this standard will have a material impact on the consolidated financial statements and disclosures.
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
In March 2024, the SEC adopted final rules that require registrants to include certain climate-related disclosures in registration statements and annual reports. The required disclosures include information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations or

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

financial condition. The required information about climate-related risks will also include disclosure of a registrant's greenhouse gas emissions and will require registrants to present certain climate-related financial disclosures in their audited financial statements. The rules were to be effective for all fiscal years beginning in 2025. However, following the adoption of the rules, challenges to the rules were brought in six federal appellate courts. These challenges were consolidated for review in the U.S. Court of Appeals for the Eighth Circuit. Additional cases have been filed since the consolidation order. On April 4, 2024, the SEC announced that it had stayed the rules pending the completion of judicial review of the consolidated Eighth Circuit petitions. The SEC has further stated that it plans to designate a new effective date and phase-in period for the implementation of the rules at the conclusion of the stay, though this would occur only if the SEC prevails in the ongoing legal proceedings. We plan to monitor the status of these rules, and, as appropriate, to evaluate the rules to determine their impact on our consolidated financial statements.
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
Note 3 — Net revenues
We primarily generate revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when our products are shipped from the manufacturing or distribution facility. For our Original Equipment and Development Services ("OEM") segment, most revenue is recognized over time because the OEM segment generates revenue from the sale of custom products that have no alternative use and we have an enforceable right to payment to the extent that performance has been completed. We market and sell products through our direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers, which constituted 86%, 12% and 2% of consolidated net revenues, respectively, for the nine months ended September 29, 2024. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. With respect to the custom products sold in the OEM segment, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.
The following table disaggregates revenue by global product category for the three and nine months ended September 29, 2024 and October 1, 2023.

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Vascular access	$180,896	$169,919	$543,355	$521,356
Interventional	149,865	134,089	425,687	375,766
Anesthesia	101,154	97,612	299,997	291,786
Surgical	111,746	112,805	328,574	317,781
Interventional urology	83,395	73,622	246,241	226,819
OEM	82,558	82,309	259,080	243,434
Other (1)	54,761	76,033	148,981	223,638
Net revenues (2)	$764,375	$746,389	$2,251,915	$2,200,580
(1)    Includes revenues generated from sales of our respiratory and urology products (other than interventional urology products) and sales pursuant to the manufacturing and supply transition agreement related to our Respiratory business divestiture. For the nine months ended September 29, 2024, amounts reflect the impact from increases in our reserves related to the Italian payback measure pertaining to prior years discussed in Note 13.
(2)    The product categories listed above are presented on a global basis, while each of our reportable segments other than the OEM reportable segment are defined based on the geographic location of its operations; the OEM reportable segment operates globally.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
In the third quarter of 2024, we modified our allocation of the intangible assets acquired in the Palette transaction between our domestic and foreign entities as we identified new facts and circumstances that existed as of the acquisition date. As a result, we recorded a measurement period adjustment recognizing a $2.0 million decrease in the deferred tax liabilities and goodwill. The allocation change also impacted the currency translation of certain assets and liabilities and as a result, we reversed previously recorded foreign currency translation of $19.7 million for the nine months ended September 29, 2024, which decreased comprehensive income in the period. The adjustment did not have a significant impact on our results from operations.
We have not reached an agreement on the closing statement adjustments with the seller. However, the measurement period related to this acquisition expired during the fourth quarter, and as a result, any subsequent adjustments to the consideration transferred will be recognized in the reporting period in which they are settled.
Note 5 — Restructuring and impairment charges
Restructuring and impairment charges recognized for the three and nine months ended September 29, 2024 and October 1, 2023 consisted of the following:

Three Months Ended September 29, 2024
	Termination Benefits	Other Costs (1)	Total
2024 Footprint realignment plan	$1,066	$27	$1,093
2023 Restructuring plan	(95)	—	(95)
2023 Footprint realignment plan	301	—	301
Other restructuring programs (2)	(1,018)	4	(1,014)
Restructuring charges	$254	$31	$285

Three Months Ended October 1, 2023
	Termination Benefits	Other Costs (1)	Total
2023 Footprint realignment plan	$1,296	$—	$1,296
2022 Restructuring plan	244	102	346
Respiratory divestiture plan	(851)	5	(846)
Other restructuring programs (3)	(612)	47	(565)
Restructuring charges	$77	$154	$231

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Nine Months Ended September 29, 2024
	Termination Benefits	Other Costs (1)	Total
2024 Footprint realignment plan	$9,638	$27	$9,665
2023 Restructuring plan	(914)	82	(832)
2023 Footprint realignment plan	1,044	3	1,047
Other restructuring programs (2)	(1,225)	34	(1,191)
Restructuring charges	8,543	146	8,689
Asset impairment charges	—	2,110	2,110
Restructuring and impairment charges	$8,543	$2,256	$10,799

Nine Months Ended October 1, 2023
	Termination Benefits	Other Costs (1)	Total
2023 Footprint realignment plan	$1,296	$—	$1,296
2022 Restructuring plan	3,361	313	3,674
Respiratory divestiture plan	(596)	17	(579)
Other restructuring programs (3)	(853)	422	(431)
Restructuring charges	$3,208	$752	$3,960
(1) Other costs include facility closure, contract termination and other exit costs.
(2) Includes activity primarily related to a restructuring plan initiated in the fourth quarter of 2022 that was designed to improve operating performance and position the organization to deliver long-term durable growth by creating efficiencies that align with our high growth strategic objectives (the "2022 Restructuring plan"), which has concluded.
(3) Includes activity primarily related to a restructuring plan initiated in the first quarter of 2022 that was designed to relocate manufacturing operations at certain of our facilities (the "2022 Manufacturing relocation plan") and our 2014, 2018, and 2019 Footprint realignment plans.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

For the three and nine months ended September 29, 2024, respectively, we incurred $2.6 million and $3.7 million under the 2024 Footprint realignment plan in pre-tax restructuring related charges, substantially all of which was recognized in cost of goods sold.
As of September 29, 2024, we had a restructuring reserve of $10.1 million related to this plan, all of which related to termination benefits.
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
For the three and nine months ended September 29, 2024, respectively, we incurred $0.8 million and $1.8 million under the 2023 Footprint realignment plan in pre-tax restructuring related charges, all of which were recognized in cost of goods sold. As of September 29, 2024, we have incurred aggregate restructuring charges in connection with the 2023 Footprint realignment plan of $2.5 million. In addition, as of September 29, 2024, we have incurred aggregate restructuring related charges of $2.0 million with respect to the 2023 Footprint realignment plan, consisting of certain costs that principally resulted from the transfer of manufacturing operations to new locations.
As of September 29, 2024, we had a restructuring reserve of $2.4 million related to this plan, all of which related to termination benefits.
2023 Restructuring plan
During the fourth quarter of 2023, we initiated a restructuring plan, which primarily involved the integration of Palette into Teleflex and workforce reductions designed to improve operating performance across the organization by creating efficiencies that align with evolving market demands and our strategy to enhance long-term value creation (the “2023 restructuring plan”). The plan is substantially complete and as a result, we expect future restructuring expenses associated with the plan to be immaterial.
Impairment charge
For the nine months ended September 29, 2024, we recorded an impairment charge of $2.1 million related to a portion of our operating lease assets stemming from our cessation of occupancy of a specific facility.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 6 — Inventories
Inventories as of September 29, 2024 and December 31, 2023 consisted of the following:

	September 29, 2024	December 31, 2023
Raw materials	$173,865	$179,517
Work-in-process	120,491	111,132
Finished goods	345,582	335,567
Inventories	$639,938	$626,216

Note 7 — Goodwill and other intangible assets
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 29, 2024:

	Americas	EMEA	Asia	OEM	Total
December 31, 2023	$2,068,072	$487,744	$246,229	$112,010	$2,914,055
Goodwill related to acquisitions	(1,953)	—	—	—	(1,953)
Currency translation adjustment	(3,872)	7,281	3,051	—	6,460
September 29, 2024	$2,062,247	$495,025	$249,280	$112,010	$2,918,562
Our goodwill impairment testing is performed annually during the fourth quarter of each fiscal year in addition to periods where changes in circumstances indicate that the carrying value of our goodwill assets may not be recoverable. No impairment charges were recognized during the three and nine months ended September 29, 2024. We did identify indicators of a potential impairment as of June 30, 2024 related to our Interventional Urology North America reporting unit, included within our Americas operating segment. The indicators of a potential impairment primarily arose from lower than anticipated sales results from our UroLift product line (“UroLift”), primarily driven by the adverse impact of persistent end-market challenges within the U.S. office site of service. We performed a quantitative impairment test of the reporting unit using both the income and the market approaches, which determined that the fair value of the reporting unit exceeded the carrying value. The more significant judgments and assumptions in determining the fair value included the amount and timing of expected future cash flows, the expected long-term growth rates and the discount rate used to estimate the present value of the future cash flows. Our assessment indicates that the Interventional Urology North America reporting unit is susceptible to future impairment charges if future revenue is lower than our current expectations, in particular with respect to the adverse impacts stemming from end market conditions related to UroLift, as well as from continuing negative impacts from macroeconomic factors, including increased inflation and higher interest rates. The carrying value of goodwill allocated to the Interventional Urology North America reporting unit as of September 29, 2024 was $643.9 million.
The gross carrying amount of, and accumulated amortization relating to, intangible assets as of September 29, 2024 and December 31, 2023 were as follows:

	Gross Carrying Amount		Accumulated Amortization
	September 29, 2024	December 31, 2023	September 29, 2024	December 31, 2023
Customer relationships	$1,362,046	$1,363,839	$(610,061)	$(561,753)
In-process research and development	23,666	27,476	—	—
Intellectual property	1,872,243	1,890,957	(834,835)	(745,094)
Distribution rights	23,360	23,301	(22,687)	(22,048)
Trade names	607,163	610,146	(95,790)	(84,864)
Non-compete agreements	21,930	21,934	(21,930)	(21,934)
	$3,910,408	$3,937,653	$(1,585,303)	$(1,435,693)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 8 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We enter into the non-designated foreign currency forward contracts for periods consistent with our currency translation exposures, which generally approximate one month. For the three and nine months ended September 29, 2024, we recognized a loss of $0.9 million and a gain of $2.6 million, respectively, related to non-designated foreign currency forward contracts. For the three and nine months ended October 1, 2023, we recognized a loss of $1.0 million and a gain of $1.0 million, respectively, related to non-designated foreign currency forward contracts.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of September 29, 2024 and December 31, 2023 was $321.7 million and $234.1 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of September 29, 2024 and December 31, 2023 was $187.6 million and $195.0 million, respectively. All open foreign currency forward contracts as of September 29, 2024 have durations of 12 months or less.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI"). The following table summarizes the foreign exchange gains and losses recognized within AOCI and the interest benefit recognized within interest expense related to cross currency swap for the three and nine months ended September 29, 2024 and October 1, 2023:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Foreign exchange (loss) gain	$(24,846)	$15,756	$(10,656)	$1,466
Interest benefit	4,031	5,171	12,031	15,459
Balance sheet presentation
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative financial instruments as of September 29, 2024 and December 31, 2023:

	September 29, 2024	December 31, 2023
	Fair Value
Asset derivatives:
Designated foreign currency forward contracts	$4,468	$1,629
Non-designated foreign currency forward contracts	263	937
Cross-currency interest rate swaps	15,702	16,883
Prepaid expenses and other current assets	20,433	19,449
Total asset derivatives	$20,433	$19,449
Liability derivatives:
Designated foreign currency forward contracts	$10,075	$1,866
Non-designated foreign currency forward contracts	968	1,340
Other current liabilities	11,043	3,206
Cross-currency interest rate swaps	50,964	32,097
Other liabilities	50,964	32,097
Total liability derivatives	$62,007	$35,303
See Note 10 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax. There was no ineffectiveness related to our cash flow hedges during the three and nine months ended September 29, 2024 and October 1, 2023.
Trade receivables
The allowance for credit losses as of September 29, 2024 and December 31, 2023 was $10.1 million and $9.5 million, respectively. The current portion of the allowance for credit losses, which was $5.9 million and $5.5 million as of September 29, 2024 and December 31, 2023, respectively, was recognized as a reduction of accounts receivable, net.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 9 — Fair value measurement
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of September 29, 2024 and December 31, 2023:

	Total carrying value at September 29, 2024	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$571	$571	$—	$—
Derivative assets	20,433	—	20,433	—
Derivative liabilities	62,007	—	62,007	—
Contingent consideration liabilities	46,750	—	—	46,750

	Total carrying value at December 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$5,306	$5,306	$—	$—
Derivative assets	19,449	—	19,449	—
Derivative liabilities	35,303	—	35,303	—
Contingent consideration liabilities	39,486	—	—	39,486
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

Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range (Weighted average)
Revenue-based
	Monte Carlo simulation	Revenue volatility	17.4% - 30.4% (19.2%)
		Risk free rate	Cost of debt structure
		Projected year of payment	2025 - 2026
The following table provides information regarding changes in our contingent consideration liabilities for the nine months ended September 29, 2024:

Contingent consideration
Balance – December 31, 2023	$39,486
Payments	(182)
Revaluations	7,446
Balance – September 29, 2024	$46,750
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

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Basic	46,724	46,992	46,995	46,974
Dilutive effect of share-based awards	288	307	261	330
Diluted	47,012	47,299	47,256	47,304
The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share were 0.9 million for the three and nine months ended September 29, 2024 and 0.8 million and 0.7 million for the three and nine months ended October 1, 2023, respectively.
On July 30, 2024, the Board of Directors authorized a share repurchase program for up to $500 million of our common stock. The timing, price and actual number of shares of common stock that may be repurchased under the share repurchase authorization will depend on a variety of factors including price, market conditions and corporate and regulatory requirements. The repurchases may occur in open market transactions, transactions structured through investment banking institutions, in privately negotiated transactions, by direct purchases of common stock or a combination of the foregoing, and the timing and amount of stock repurchased will depend on market and business conditions, applicable legal and credit requirements and other corporate considerations. The authorization of the repurchase program does not constitute a binding obligation to acquire any specific amount of common stock, and the repurchase program may be suspended or discontinued at any time. On August 2, 2024, we entered into an accelerated share repurchase agreement for $200 million of our common stock. Under this agreement, 678,110 shares of common stock, representing 80% of the $200 million aggregate, were delivered and included in treasury stock during the three months ended September 29, 2024. The initial shares received were calculated based on a price per share of $235.95, which was the closing share price of our common stock on August 1, 2024. The total number of shares to be repurchased under the agreement will be based on volume-weighted average prices of our common stock during the accelerated share repurchase period. Based on our calculations to date, we expect to receive additional shares of common stock upon final settlement of the agreement, which will be completed during the fourth quarter of 2024.
The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 29, 2024 and October 1, 2023:

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2023	$1,396	$(88,049)	$(227,752)	$(314,405)
Other comprehensive (loss) income before reclassifications (1)	(6,249)	8,280	(23,008)	(20,977)
Amounts reclassified from accumulated other comprehensive (loss) income	(2,677)	79,819	—	77,142
Net current-period other comprehensive (loss) income	(8,926)	88,099	(23,008)	56,165
Balance as of September 29, 2024	$(7,530)	$50	$(250,760)	$(258,240)
(1)The foreign currency translation includes a loss of $19.7 million stemming from the measurement period adjustment related to our acquisition of Palette as described in Note 4.

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2022	$4,931	$(135,799)	$(272,654)	$(403,522)
Other comprehensive income (loss) before reclassifications	9,109	(76)	(13,368)	(4,335)
Amounts reclassified from accumulated other comprehensive income	(8,320)	4,027	—	(4,293)
Net current-period other comprehensive income	789	3,951	(13,368)	(8,628)
Balance as of October 1, 2023	$5,720	$(131,848)	$(286,022)	$(412,150)
The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss)/income into (income)/expense, net of tax, for the three and nine months ended September 29, 2024 and October 1, 2023:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
(Gains) Loss on foreign exchange contracts:
Cost of goods sold	$(589)	$(3,499)	$(2,698)	$(8,734)
Total before tax	(589)	(3,499)	(2,698)	(8,734)
Taxes	7	34	21	414
Net of tax	(582)	(3,465)	(2,677)	(8,320)
Pension and other postretirement benefit items (1):
Actuarial (gains) losses	(48)	1,851	1,162	5,986
Prior-service costs	(492)	(252)	(1,475)	(756)
Settlements	—	—	138,139	—
Total before tax	(540)	1,599	137,826	5,230
Tax benefit	118	(368)	(58,007)	(1,203)
Net of tax	(422)	1,231	79,819	4,027
Total reclassifications, net of tax	$(1,004)	$(2,234)	$77,142	$(4,293)
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 11 — Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Effective income tax rate (1)	15.0%	8.0%	(2.3)%	12.7%
(1) The effective income tax rate for the three months ended September 29, 2024 and the three and nine months ended October 1, 2023 represent income tax expenses. The effective income tax rate for the nine months ended September 29, 2024 represents an income tax benefit.

The effective income tax rates for the three and nine months ended September 29, 2024 were 15.0% and (2.3)%, respectively. The effective income tax rates for all periods reflect a tax benefit from research and development credits. A tax benefit was recognized during the nine months ended September 29, 2024 due to the pension settlement charge recognized in connection with the termination of the TRIP, as described in Note 12. The effective income tax rates for the three and nine months ended October 1, 2023 reflect the tax impact of a non-taxable contingent consideration adjustment recognized in connection with a decrease in the estimated fair value of our contingent consideration liabilities. Additionally, the effective income tax rates for the three and nine months ended October 1, 2023 reflect tax benefits related to the 2023 Footprint Realignment plan and the 2022 Restructuring plan.

Note 12 — Pension and other postretirement benefits
We have a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. Our funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves. As of September 29, 2024, no further benefits are being accrued under the U.S. defined benefit pension plans and the other postretirement benefit plans, other than certain postretirement benefit plans covering employees subject to a collective bargaining agreement.

In 2023, we began the execution of a plan to terminate the TRIP, a U.S. defined benefit pension plan. The TRIP is subject to Title IV of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and, therefore, must be terminated in accordance with the requirements of ERISA and the process governed by the Pension Benefit Guaranty Corporation (the “PBGC”). The termination date of the TRIP was August 1, 2023, which is the date upon which the timing of the requirements for the formal termination process is based. On September 8, 2023, we filed the required notice regarding the TRIP termination with the PBGC. The termination process requires that all TRIP benefits be distributed to participants, beneficiaries and alternate payees or transferred to a group annuity contract or the PBGC. In December of 2023, we made payments to eligible participants, beneficiaries and alternate payees who elected the one-time lump sum distribution option offered in connection with the TRIP termination, resulting in the recognition of a pre-tax settlement charge of $45.2 million during the fourth quarter of 2023.

During the first quarter of 2024, we purchased a group annuity contract, using TRIP assets, which resulted in the recognition of a pre-tax settlement charge of $138.1 million. During the third quarter of 2024, we finalized the premiums owed for the group annuity contract, which resulted in a refund of pension trust assets and a corresponding reduction to the pre-tax settlement charge of $5.4 million. The participants, beneficiaries, and alternate payees whose benefits were transferred to the group annuity contract will each receive from such group annuity contract the full value of their benefit that accrued under the TRIP. The assets in the Teleflex Retirement Income Plan Trust exceed the estimated liability for amounts to be transferred to the PBGC for missing participants and beneficiaries (“surplus plan assets”). In July 2024, we transferred $34.2 million of the surplus plan assets to a suspense account within the Teleflex 401(k) Savings Plan, a qualified defined contribution plan. As of September 29, 2024, the surplus assets contributed to the suspense account are included within prepaid and other current assets and other assets on the condensed consolidated balance sheet. These assets are restricted for future use in accordance with our election to use them to fund future employer contributions to participants in the Teleflex 401(k) Savings Plan. For additional information regarding the surplus plan assets classified as restricted cash equivalents

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

included within prepaid and other current assets and other assets for the quarter ended September 29, 2024, refer to Note 1 within the condensed consolidated financial statements included in this report.

The following table provides information regarding the components of the net benefit (income) expense of the pension and postretirement benefit plans for the three and nine months ended September 29, 2024 and October 1, 2023:

	Three Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	Pension		Other Benefits
Service cost	$64	$358	$—	$—
Interest cost	279	4,291	69	245
Expected return on plan assets	(132)	(6,332)	—	—
Net amortization and deferral	167	2,092	(708)	(494)
Settlements	(5,407)	—	—	—
Net benefit expense (income)	$(5,029)	$409	$(639)	$(249)

	Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	Pension		Other Benefits
Service cost	$727	$1,078	$—	$—
Interest cost	2,668	12,985	288	618
Expected return on plan assets	(2,461)	(18,957)	—	—
Net amortization and deferral	1,685	6,402	(1,998)	(1,172)
Settlements	132,732	—	—	—
Net benefit expense (income)	$135,351	$1,508	$(1,710)	$(554)
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
Remediation activities vary substantially in duration and cost from site to site. The nature of these activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At September 29, 2024, we have recorded $3.0 million and $1.1 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of September 29, 2024. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.
Legal matters: We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability, intellectual property, employment, environmental and other matters. As of September 29, 2024, we have recorded accrued liabilities of $0.7 million in connection with such contingencies, representing our best estimate of the cost within the range of estimated possible losses that will

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

be incurred to resolve these matters. Amounts accrued for legal contingencies are often determined based on a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, including as to the timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute, or procedural or jurisdictional issues; there is uncertainty or unpredictability regarding the number of potential claims; there is the potential to achieve comprehensive multi-party settlements; there is complexity regarding related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against us, we do not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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
Other: In 2015, the Italian parliament enacted legislation that, among other things, imposed a “payback” measure on medical device companies that supply goods and services to the Italian National Healthcare System. Under the measure, companies are required to make payments to the Italian government if medical device expenditures in a given year exceed regional expenditure ceilings established for that year. The payment amounts are calculated based on the amount by which the regional ceilings for the given year were exceeded. In response to decrees issued by the Italian Ministry of Health, the various Italian regions issued invoices to medical device companies, including Teleflex, under the payback measure in the fourth quarter of 2022 seeking payment with respect to excess expenditures for the years 2015 through 2018. Following the issuance of the invoices, we and numerous other medical device companies filed appeals with the Italian administrative courts challenging the enforceability of the payback measure, primarily on the basis that the law was unconstitutional. The Italian administrative courts referred the question regarding the constitutionality of the law to the Italian Constitutional Court, which in July 2024, issued a ruling upholding the law as constitutional. During the three and nine months ended September 29, 2024, we recognized increases to our reserve, and corresponding reductions to revenue, of $2.0 million and $19.8 million, respectively. The increase in reserves for the nine months ended September 29, 2024 included $13.8 million pertaining to prior years stemming from the July 2024 ruling. As of September 29, 2024, our reserve related to this matter was $35.0 million. Following the ruling of the Italian Constitutional Court, the appeal before the Italian administrative court will proceed with respect to the remaining legal arguments asserted by the appellants with regard to the enforceability of the payback law.
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
As part of our acquisition of Palette, we identified certain foreign tax liabilities that had not been properly recognized and paid by Palette prior to our acquisition. As part of our acquisition accounting, we have established a liability of $3.5 million, representing our best estimate of the outstanding tax liabilities including interest as of September 29, 2024. In February 2024, we requested the relevant foreign tax authority to re-assess Palette’s previously filed tax returns for the related periods. If the tax authority disagrees with the basis for our request for

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

reassessment of the previously filed returns and we are unsuccessful in defending our position, we may be required to pay an amount in excess of our current established liability, which could be material.
Tax audits and examinations: We are routinely subject to tax examinations by various tax authorities. As of September 29, 2024, the most significant tax examinations in process were in Germany and the United States. We may establish reserves with respect to our uncertain tax positions, after we adjust the reserves to address developments with respect to our uncertain tax positions, including developments in these tax examinations. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.

Note 14 — Segment information
The following tables present our segment results for the three and nine months ended September 29, 2024 and October 1, 2023:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Americas	$433,330	$428,206	$1,266,423	$1,264,714
EMEA	150,224	142,723	456,944	433,872
Asia	98,263	93,151	269,468	258,560
OEM	82,558	82,309	259,080	243,434
Net revenues	$764,375	$746,389	$2,251,915	$2,200,580

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Americas	$103,679	$126,340	$282,333	$341,261
EMEA	20,708	17,876	59,932	43,744
Asia	26,674	25,978	61,195	70,126
OEM	21,255	23,491	70,505	67,307
Total segment operating profit (1)	172,316	193,685	473,965	522,438
Unallocated expenses (2)	(23,005)	(28,375)	(212,569)	(98,593)
Income from continuing operations before interest and taxes	$149,311	$165,310	$261,396	$423,845
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
During the first quarter of 2024, we purchased a group annuity contract, using TRIP assets, which resulted in the recognition of a pre-tax settlement charge of $138.1 million. During the third quarter of 2024, we finalized the premiums owed for the group annuity contract, which resulted in a refund of pension trust assets and a corresponding reduction to the pre-tax settlement charge of $5.4 million. The participants, beneficiaries, and alternate payees whose benefits were transferred to the group annuity contract will each receive from such group annuity contract the full value of their benefit that accrued under the TRIP. The assets in the Teleflex Retirement Income Plan Trust exceed the estimated liability for amounts to be transferred to the PBGC for missing participants and beneficiaries (“surplus plan assets”). In July 2024, we transferred $34.2 million of the surplus plan assets to a suspense account within the Teleflex 401(k) Savings Plan, a qualified defined contribution plan. As of September 29, 2024, the surplus assets contributed to the suspense account are included within prepaid and other current assets and other assets on the condensed consolidated balance sheet. These assets are restricted for future use in accordance with our election to use them to fund future employer contributions to participants in the Teleflex 401(k) Savings Plan.
Goodwill
Our goodwill impairment testing is performed annually during the fourth quarter of each fiscal year in addition to periods where changes in circumstances indicate that the carrying value of our goodwill assets may not be recoverable. No impairment charges were recognized during the three and nine months ended September 29, 2024. We did identify indicators of a potential impairment as of June 30, 2024 related to our Interventional Urology North America reporting unit, included within our Americas operating segment. The indicators of a potential impairment primarily arose from lower than anticipated sales results from our UroLift product line (“UroLift”), primarily driven by the adverse impact of persistent end-market challenges within the U.S. office site of service. We performed a quantitative impairment test of the reporting unit using both the income and the market approaches, which determined that the fair value of the reporting unit exceeded the carrying value. The more significant judgments and assumptions in determining the fair value included the amount and timing of expected future cash flows, the expected long-term growth rates and the discount rate used to estimate the present value of the future cash flows. Our assessment indicates that the Interventional Urology North America reporting unit is susceptible to future impairment charges if future revenue is lower than our current expectations, in particular with respect to the adverse impacts stemming from end market conditions related to UroLift, as well as from continuing negative impacts from macroeconomic factors, including increased inflation and higher interest rates. The carrying value of goodwill allocated to the Interventional Urology North America reporting unit as of September 29, 2024 was $643.9 million.
Italian payback measure
In 2015, the Italian parliament enacted legislation that, among other things, imposed a “payback” measure on medical device companies that supply goods and services to the Italian National Healthcare System. Under the measure, companies are required to make payments to the Italian government if medical device expenditures in a given year exceed regional expenditure ceilings established for that year. The payment amounts are calculated based on the amount by which the regional ceilings for the given year were exceeded. In response to decrees issued by the Italian Ministry of Health, the various Italian regions issued invoices to medical device companies, including Teleflex, under the payback measure in the fourth quarter of 2022 seeking payment with respect to excess expenditures for the years 2015 through 2018. Following the issuance of the invoices, we and numerous other medical device companies filed appeals with the Italian administrative courts challenging the enforceability of the payback measure, primarily on the basis that the law was unconstitutional. The Italian administrative courts referred the question regarding the constitutionality of the law to the Italian Constitutional Court, which in July 2024, issued a ruling upholding the law as constitutional. During the three and nine months ended September 29, 2024 we recognized increases to our reserve, and corresponding reductions to revenue, of $2.0 million and $19.8 million, respectively. The increase in reserves for the nine months ended September 29, 2024 included $13.8 million pertaining to prior years stemming from the July 2024 ruling. As of September 29, 2024, our reserve related to this matter was $35.0 million. Following the ruling of the Italian Constitutional Court, the appeal before the Italian administrative court will proceed with respect to the remaining legal arguments asserted by the appellants with regard to the enforceability of the payback law.
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
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net revenues

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net revenues	$764.4	$746.4	$2,251.9	$2,200.6
Net revenues for the three months ended September 29, 2024 increased $18.0 million, or 2.4%, compared to the prior year period, primarily due to a $12.3 million increase in sales of new products and price increases, partially offset by a decrease in sales volumes of existing products that was primarily driven by decreased sales of our UroLift product within our Americas segment.
Net revenues for the nine months ended September 29, 2024 increased $51.3 million, or 2.3%, compared to the prior year period, primarily due to price increases and a $30.5 million increase in sales of new products, partially offset by the unfavorable impact from an increase in our reserves related to the Italian payback measure.

Gross profit

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Gross profit	$430.2	$416.3	$1,262.8	$1,215.5
Percentage of sales	56.3%	55.8%	56.1%	55.2%
Gross margin for the three months ended September 29, 2024 increased 50 basis points, or 0.9%, compared to the prior year period, primarily due to the favorable impact of gross margin attributed to acquired and divested businesses, and price increases. The increases in gross margin were partially offset by the adverse impact of manufacturing inefficiencies and continued cost inflation from macro-economic factors, specifically with respect to labor and raw materials.
Gross margin for the nine months ended September 29, 2024 increased 90 basis points, or 1.6%, compared to the prior year period, primarily due to the favorable impact of gross margin attributed to acquired and divested businesses, price increases and the benefits from cost improvement initiatives. The increases in gross margin were partially offset by the unfavorable impact from an increase in our reserves related to the Italian payback measure, continued cost inflation from macro-economic factors, specifically with respect to labor and raw materials, and the adverse impact of manufacturing inefficiencies.
Selling, general and administrative

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Selling, general and administrative	$247.3	$213.2	$740.7	$669.2
Percentage of sales	32.4%	28.6%	32.9%	30.4%
Selling, general and administrative expenses for the three months ended September 29, 2024 increased $34.1 million compared to the prior year period. The increase was primarily attributable to a benefit recognized in the prior year resulting from decreases in the estimated fair value of our contingent consideration liabilities, higher operating expenses incurred by the acquired Palette business, and higher IT related costs that were primarily driven by our implementation of a new global enterprise resource planning ("ERP") solution.
Selling, general and administrative expenses for the nine months ended September 29, 2024 increased $71.5 million compared to the prior year period. The increase was primarily attributable to a benefit recognized in the prior year resulting from decreases in the estimated fair value of our contingent consideration liabilities, higher operating expenses incurred by the acquired Palette business, higher IT related costs that were primarily driven by our implementation of a new ERP solution and higher performance related employee-benefit expenses.
Research and development

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Research and development	$38.7	$37.6	$117.1	$118.5
Percentage of sales	5.1%	5.0%	5.2%	5.4%
The increase in research and development expenses for the three months ended September 29, 2024 compared to the prior year period was primarily attributable to expenses incurred by the acquired Palette business and higher project spend within certain of our product portfolio, partially offset by lower European Union Medical Device Regulation related costs.
The decrease in research and development expenses for the nine months ended September 29, 2024 compared to the prior year period was primarily attributable to lower European Union Medical Device Regulation related costs, partially offset by expenses incurred by the acquired Palette business and higher project spend within certain of our product portfolios.

Pension Settlement Charge

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Pension settlement (benefit) charge	$(5.4)	$—	$132.7	$—
For the nine months ended September 29, 2024, we recognized a settlement charge of $132.7 million related to our plan to terminate the TRIP resulting from our purchase of a group annuity contract to provide participants, beneficiaries, and alternate payees the full value of their benefit under the plan. For the three months ended September 29, 2024, we finalized the premiums owed for the group annuity contract, which resulted in a refund of pension trust assets and a corresponding reduction to the settlement charge of $5.4 million.
Restructuring and impairment charges

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Restructuring and impairment charges	$0.3	$0.2	$10.8	$4.0
Restructuring and impairment charges for the three and nine months ended September 29, 2024 primarily consisted of termination benefits related to the 2024 Footprint realignment plan (defined below). Moreover, restructuring and impairment charges for the nine months ended September 29, 2024 reflect a $2.1 million impairment charge related to a portion of our operating lease assets stemming from our cessation of occupancy of a specific facility.
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
We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2024 Footprint realignment plan of $37 million to $46 million. Of these, it is anticipated that $17 million to $21 million will be incurred in 2024, with the majority of the remaining balance expected to be incurred before the end of 2025. We estimate that $31 million to $38 million of the total charges will result in cash outlays, of which we expect $5 million to $7 million to be disbursed in 2024 and the majority to be disbursed before the end of 2026. Furthermore, we expect to incur $13 million to $16 million in aggregate capital expenditures under the plan, of which $4 million to $5 million is expected to be incurred during 2024. The majority of capital expenditures are expected to be incurred by the end of 2025.
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
2023 Restructuring plan
During the fourth quarter of 2023, we initiated a restructuring plan, which primarily involved the integration of Palette into Teleflex and workforce reductions designed to improve operating performance across the organization by creating efficiencies that align with evolving market demands and our strategy to enhance long-term value creation (the “2023 restructuring plan”). The plan is substantially complete and as a result, we expect future restructuring expenses associated with the plan, if any, to be immaterial.

For additional information regarding our restructuring plans, refer to Note 5 within the condensed consolidated financial statements included in this report.
Interest expense

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Interest expense	$21.1	$23.2	$64.9	$59.3
Average interest rate on debt	4.5%	4.6%	4.5%	4.3%
The decrease in interest expense for the three months ended September 29, 2024 compared to the prior year period was primarily due to a lower average interest rate resulting from decreases in interest rates associated with our variable interest rate debt instruments and a decrease in average debt outstanding balance.
The increase in interest expense for the nine months ended September 29, 2024 compared to the prior year period was primarily due to a higher average interest rate resulting from increases in interest rates associated with our variable interest rate debt instruments.
Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Effective income tax rate (1)	15.0%	8.0%	(2.3)%	12.7%
(1) The effective income tax rate for the three months ended September 29, 2024 and the three and nine months ended October 1, 2023 represent income tax expenses. The effective income tax rate for the nine months ended September 29, 2024 represents an income tax benefit.
The effective income tax rates for all periods reflect a tax benefit from research and development credits. A tax benefit was recognized during the nine months ended September 29, 2024 due to the pension settlement charge recognized in connection with the termination of the TRIP. The effective income tax rates for the three and nine months ended October 1, 2023 reflect the tax impact of a non-taxable contingent consideration adjustment recognized in connection with a decrease in the estimated fair value of our contingent consideration liabilities. Additionally, the effective income tax rates for the three and nine months ended October 1, 2023 reflect tax benefits related to the 2023 Footprint Realignment plan and the 2022 Restructuring plan.
Segment Financial Information

Segment net revenues
	Three Months Ended			Nine Months Ended
	September 29, 2024	October 1, 2023	% Increase/(Decrease)	September 29, 2024	October 1, 2023	% Increase/ (Decrease)
Americas	$433.3	$428.2	1.2	$1,266.4	$1,264.7	0.1
EMEA	150.2	142.7	5.3	456.9	433.9	5.3
Asia	98.3	93.2	5.5	269.5	258.6	4.2
OEM	82.6	82.3	0.3	259.1	243.4	6.4
Segment net revenues	$764.4	$746.4	2.4	$2,251.9	$2,200.6	2.3

Segment operating profit
	Three Months Ended			Nine Months Ended
	September 29, 2024	October 1, 2023	% Increase/(Decrease)	September 29, 2024	October 1, 2023	% Increase/ (Decrease)
Americas	$103.7	$126.3	(17.9)	$282.4	$341.3	(17.3)
EMEA	20.7	17.9	15.8	59.9	43.7	37.0
Asia	26.7	26.0	2.7	61.2	70.1	(12.7)
OEM	21.2	23.5	(9.5)	70.5	67.3	4.8
Segment operating profit (1)	$172.3	$193.7	(11.0)	$474.0	$522.4	(9.3)
(1)See Note 14 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest and taxes.

Comparison of the three and nine months ended September 29, 2024 and October 1, 2023
Americas
Americas net revenues for the three months ended September 29, 2024 increased $5.1 million, or 1.2%, compared to the prior year period, which was primarily attributable to a $10.6 million increase in sales of new products and price increases. The increases in net revenue were partially offset by a decrease in sales volumes of existing products, primarily driven by decreased sales of our UroLift product, and to a lesser extent, a decrease from the net impact of acquired and divested businesses.

Americas net revenues for the nine months ended September 29, 2024 increased $1.7 million, or 0.1%, compared to the prior year period, which was primarily attributable to a $25.7 million increase in sales of new products and price increases. The increases in net revenue were partially offset by a $33.4 million decrease in sales volumes of existing products, primarily driven by decreased sales of our UroLift product, and a $12.8 million decrease from the net impact of acquired and divested businesses.
Americas operating profit for the three months ended September 29, 2024 decreased $22.6 million, or 17.9%, compared to the prior year period, which was primarily attributable to a benefit recognized in the prior year resulting from decreases in the estimated fair value of our contingent consideration liabilities, partially offset by an increase in gross profit. The increase in gross profit was attributable to higher sales and price increases, partially offset by higher manufacturing costs.
Americas operating profit for the nine months ended September 29, 2024 decreased $58.9 million, or 17.3%, compared to the prior year period, which was primarily attributable to a benefit recognized in the prior year resulting from decreases in the estimated fair value of our contingent consideration liabilities and operating expenses incurred by the acquired Palette business.
EMEA
EMEA net revenues for the three months ended September 29, 2024 increased $7.5 million, or 5.3%, compared to the prior year period, which was primarily attributable to price increases, $1.9 million of favorable fluctuations in foreign currency exchange rates, and revenues generated by the acquisition of Palette.
EMEA net revenues for the nine months ended September 29, 2024 increased $23.0 million, or 5.3%, compared to the prior year period, which was primarily attributable to a $21.4 million increase in sales volumes of existing products and price increases, partially offset by the unfavorable impact from an increase in our reserves related to the Italian payback measure.
EMEA operating profit for the three months ended September 29, 2024 increased $2.8 million, or 15.8%, compared to the prior year period, which was primarily attributable to lower expenses related to the European Union Medical Device Regulation and an increase in gross profit resulting from higher sales and price increases, partially offset by an increase in sales and marketing expenses to support higher sales.
EMEA operating profit for the nine months ended September 29, 2024 increased $16.2 million, or 37.0% compared to the prior year period, which was primarily attributable to lower expenses related to the European Union Medical Device Regulation and an increase in gross profit resulting from higher sales and price increases, partially offset by unfavorable fluctuations in foreign currency exchange rates.
Asia
Asia net revenues for the three months ended September 29, 2024 increased $5.1 million, or 5.5%, compared to the prior year period, which was primarily attributable to $2.0 million in revenues generated by the acquisition of Palette, price increases, sales of new products, and to a lesser extent, an increase in sales volumes of existing products.
Asia net revenues for the nine months ended September 29, 2024 increased $10.9 million, or 4.2%, compared to the prior year period, which was primarily attributable to a $6.9 million increase in sales volumes of existing products, revenues generated by the acquisition of Palette, and to a lesser extent, price increases. The increase in net revenues was partially offset by $5.6 million of unfavorable fluctuations in foreign currency exchange rates.
Asia operating profit for the three months ended September 29, 2024 increased $0.7 million, or 2.7%, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales, partially offset by an increase in sales and marketing expenses to support higher sales.

Asia operating profit for the nine months ended September 29, 2024 decreased $8.9 million, or 12.7%, compared to the prior year period, which was attributable to an increase in sales and marketing expenses to support higher sales, an increase in research and development expenses, and unfavorable fluctuations in foreign currency exchange rates, partially offset by an increase in gross profit resulting from higher sales.
OEM
OEM net revenues for the three months ended September 29, 2024 increased $0.3 million, or 0.3%, compared to the prior year period, which was primarily attributable to price increases partially offset by a decrease in sales volumes of existing products. The decrease in sales volumes was attributable to a recent decision by a large customer to vertically integrate a component that we previously manufactured on their behalf. Additionally, we have begun to experience delays in orders from certain customers as they increasingly focus on managing inventories. We cannot predict with certainty the timing of customer inventory corrections; however, should the current trend of customers more tightly managing their inventory persist, it may adversely impact future results.
OEM net revenues for the nine months ended September 29, 2024 increased $15.7 million, or 6.4%, compared to the prior year period, which was primarily attributable to a $11.5 increase in sales volumes of existing products and price increases.
OEM operating profit for the three months ended September 29, 2024 decreased $2.3 million, or 9.5%, compared to the prior year period, which was primarily attributable to a decrease in gross profit resulting from higher manufacturing costs.
OEM operating profit for the nine months ended September 29, 2024 increased $3.2 million, or 4.8%, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales and prices increases, partially offset by higher manufacturing costs.
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
On July 30, 2024, the Board of Directors authorized a share repurchase program for up to $500 million of our common stock. The timing, price and actual number of shares of common stock that may be repurchased under the share repurchase authorization will depend on a variety of factors including price, market conditions and corporate and regulatory requirements. The repurchases may occur in open market transactions, transactions structured through investment banking institutions, in privately negotiated transactions, by direct purchases of common stock or a combination of the foregoing, and the timing and amount of stock repurchased will depend on market and business conditions, applicable legal and credit requirements and other corporate considerations. The authorization of the repurchase program does not constitute a binding obligation to acquire any specific amount of common stock, and the repurchase program may be suspended or discontinued at any time. On August 2, 2024, we entered into an accelerated share repurchase agreement for $200 million of our common stock. Under this agreement, 678,110 shares of common stock, representing 80% of the $200 million aggregate, were delivered and included in treasury stock during the three months ended September 29, 2024. The initial shares received were calculated based on a price per share of $235.95, which was the closing share price of our common stock on August 1, 2024. The total number of shares to be repurchased under the agreement will be based on volume-weighted average prices of our common stock during the accelerated share repurchase period. Based on our calculations to date, we expect to receive additional shares of common stock upon final settlement of the agreement, which will be completed during the fourth quarter of 2024.
Cash Flows
Net cash provided by operating activities from continuing operations was $435.6 million for the nine months ended September 29, 2024 as compared to $372.4 million for the nine months ended October 1, 2023. The $63.2 million increase was primarily attributable to favorable operating results, a decrease in cash outflows from inventories as we continue to moderate our inventory levels, and proceeds from the TRIP termination included within prepaid expenses and other assets. The increases in net cash provided from operating activities were partially offset by higher tax payments.

Net cash used in investing activities from continuing operations was $76.3 million for the nine months ended September 29, 2024, and primarily consisted of $94.4 million in capital expenditures, partially offset by $18.3 million in net proceeds on swaps designated as net investment hedges.

Net cash used in financing activities from continuing operations was $302.8 million for the nine months ended September 29, 2024, and primarily consisted of $200.0 million in repurchases of our common stock under the accelerated share repurchase agreement, a $58.4 million reduction in net borrowings under our Senior Credit Facility and $47.8 million in dividend payments.
Borrowings
The indentures governing our 4.625% Senior Notes due 2027 (the “2027 Notes”) and 4.25% Senior Notes due 2028 (the "2028 Notes") contain covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions. As of September 29, 2024, we were in compliance with these requirements.
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
Summarized Financial Information – Obligor Group
The 2027 Notes are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes is guaranteed, jointly and severally, by an enumerated group of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. Summarized financial information for the Parent and Guarantor Subsidiaries (collectively, the “Obligor Group”) as of September 29, 2024 and December 31, 2023 and for the nine months ended September 29, 2024 is as follows:

	Nine Months Ended
	September 29, 2024
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Net revenue	$1,557.1	$181.4	$1,375.7
Cost of goods sold	907.3	135.9	771.4
Gross profit	649.8	45.5	604.3
Income (loss) from continuing operations	73.8	203.5	(129.7)
Net income (loss)	73.3	203.5	(130.2)

	September 29, 2024			December 31, 2023 (1)
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Total current assets	$973.4	$170.5	$802.9	$929.6	$223.7	$705.9
Total assets	2,775.9	251.7	2,524.2	4,171.1	1,723.4	2,447.7
Total current liabilities	1,198.5	913.8	284.7	1,123.5	863.5	260.0
Total liabilities	3,578.7	1,099.6	2,479.1	7,247.2	4,736.0	2,511.2
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, contracts, employment and environmental matters. As of September 29, 2024 and December 31, 2023, we had accrued liabilities of $0.7 million and $0.8 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Amounts accrued for legal contingencies are often determined based on a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, including as to the timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute, or procedural or jurisdictional issues; there is uncertainty or unpredictability regarding the number of potential claims; there is the potential to achieve comprehensive multi-party settlements; there is complexity regarding related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against us, we do not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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

Item 1A. Risk Factors
See the information set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in risk factors for the quarter ended September 29, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents the repurchases of our common stock during the three months ended September 29, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2024 - July 29, 2024	—	—	—	$—
July 30, 2024 - August 29, 2024 (2)	678,110		678,110	300,000,000
August 30, 2024 - September 29, 2024	—	—	—	300,000,000
Total	678,110		678,110
(1)On July 30, 2024, our Board of Directors authorized a share repurchase program for up to $500 million of our common stock. As of September 29, 2024, the remaining share repurchase capacity under the program was $300 million.

(2)On August 2, 2024, we entered into an accelerated share repurchase program (the "ASR Transaction") with Bank of America, N.A. (the “Counterparty”) to repurchase an aggregate of $200 million (the "Repurchase Price") of our common stock. The ASR Transaction was executed under the $500 million share repurchase program authorized by our Board of Directors on July 30, 2024. Under the terms of the ASR Transaction, on August 5, 2024, we paid the Repurchase Price to the Counterparty in exchange for 678,110 shares of our common stock, representing shares with a value of 80% of the total Repurchase Price. The initial shares received, which have been included in treasury stock as of September 29, 2024, were calculated based on a price per share of $235.95, which was the closing share price of our common stock on August 1, 2024. The total number of shares to be repurchased under the ASR Transaction will be based on volume-weighted average prices of our common stock during the term of the ASR Transaction, less a discount and subject to customary adjustments. Based on our calculations to date, we expect to receive additional shares of common stock from the Counterparty upon final settlement of the ASR Transaction, which will be completed during the fourth quarter of 2024. See "Management's Discussion and Analysis of Financial Condition — Liquidity and Capital Resources."

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans
As previously disclosed in the Form 8-K filed on August 29, 2024, on August 23, 2024, Thomas E. Powell, our Executive Vice President and Chief Financial Officer, adopted a trading plan for the sale of shares of our common stock, which plan is intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) (a “10b5-1 Plan”) under the Securities Exchange Act of 1934, as amended. The 10b5-1 Plan provides for the sale in the open market of up to 53,754 shares of our common stock issuable to Mr. Powell upon the exercise of stock options. Sales under the Plan are scheduled to take place periodically beginning in December 2024. Any shares that are sold under the Plan will be sold on the open market, subject to minimum price thresholds specified in the Plan. If any shares remain unsold following the scheduled sale dates because the minimum price threshold was not available, the shares may be sold thereafter through November 2025, subject to a specified minimum price threshold.

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
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 29, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Cover Page; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 29, 2024 and October 1, 2023; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2024 and October 1, 2023; (iv) the Condensed Consolidated Balance Sheets as of September 29, 2024 and December 31, 2023; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2024 and October 1, 2023; (vi) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 29, 2024 and October 1, 2023; and (vii) Notes to Condensed Consolidated Financial Statements.

104.1	—	The cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2024, formatted in inline XBRL (included in Exhibit 101.1).
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
Dated: October 31, 2024