Form 10-K
period 2024-12-31
TELEFLEX INC
filed 2025-02-28
CIK 96943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨ ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant 20,340,357 shares on June 28, 2024 (the last business day of the registrant’s most recently completed fiscal second quarter) was $4,278,187,198(1). The aggregate market value was computed by reference to the closing price of the Common Stock on such date, as reported by the New York Stock Exchange.

The registrant had 46,366,463 shares of Common Stock outstanding as of February 25, 2025.
DOCUMENT INCORPORATED BY REFERENCE:

Certain provisions of the registrant’s definitive proxy statement in connection with its 2025 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s fiscal year, are incorporated by reference in Part III hereof.

(1) For purposes of this computation only, the registrant has defined “affiliate” as including executive officers and directors of the registrant and owners of more than five percent of the common stock of the registrant, without conceding that all such persons are “affiliates” for purposes of the federal securities laws.

TELEFLEX INCORPORATED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

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
•global economic factors, including currency exchange rates, interest rates, trade disputes, tariffs, sovereign debt issues and international conflicts and hostilities, such as the ongoing conflicts between Russia and Ukraine and in the Middle East;
•public health epidemics and pandemics;
•difficulties entering new markets;
•general economic conditions; and
•our ability to complete the proposed separation of our Urology, Acute Care and OEM businesses, the terms and timing for such transaction, the ability to satisfy any applicable conditions, including the tax-free treatment of the proposed separation, and the expected benefits.
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
Recently Announced Strategic Actions

On February 27, 2025, we announced our intention to create a new, independently traded public company comprising Urology (consisting of our Interventional Urology and Urology product categories), Acute Care (consisting of our Respiratory product category, the majority of our Anesthesia product category and certain products within our Interventional Access and Surgical product categories) and our OEM businesses. Our Vascular Access product category, most of our products within our Interventional Access and Surgical product categories and the Vascular Intervention business expected to be acquired from BIOTRONIK SE & Co. KG will remain with Teleflex

Restructuring programs

We continue to execute our footprint realignment and other restructuring programs designed to improve efficiencies in our manufacturing and distribution facilities and, to a lesser extent, our sales and marketing and research and development organizations. See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

OUR SEGMENTS
During the fourth quarter of 2024, our chief operating decision maker changed the manner in which he reviews financial information for purposes of assessing business performance and allocating resources solely focusing on the geographic location. As a result, we changed our segment presentation by incorporating the OEM (Original Equipment Manufacturer and Development Services) reporting unit into the Americas segment. We now have three reportable segments: Americas, EMEA (Europe, the Middle East and Africa) and Asia (Asia Pacific). See Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Each of our three geographic segments provides a comprehensive portfolio of medical technology products used by hospitals and healthcare providers. However, certain of our products are more heavily concentrated within certain segments. Our product portfolio is described in the products section below.
The following charts depict our net revenues by reportable operating segment as a percentage of our total consolidated net revenues for the years ended December 31, 2024, 2023 and 2022:

OUR PRODUCTS
Our product categories within our geographic segments include vascular access, anesthesia, interventional, surgical, interventional urology, respiratory and urology. Each of these categories and the key products sold therein are described in more detail below.
Vascular Access: Our Vascular Access product portfolio encompasses devices designed to support a variety of critical care therapies and other medical applications, with an emphasis on reducing vascular-related complications. These products primarily include our Arrow branded catheters, catheter navigation and tip positioning systems, and intraosseous (bone access) systems.
Our catheters are designed to support a wide array of clinical procedures, including the administration of intravenous therapies, the measurement of blood pressure, and the collection of blood samples, all through a single puncture site. Many of these catheters are equipped with antimicrobial and anti-thrombogenic protection technologies, which have been demonstrated to reduce the risk of catheter related bloodstream infections, microbial colonization, and thrombus formation on catheter surfaces.
Our intraosseous access systems are designed for the delivery of medications and fluids in situations where intravenous access is challenging or not feasible. These systems are particularly effective in emergency, urgent or medically critical scenarios and are suitable for use in both hospital and pre-hospital settings. Key products in this line include the EZ-IO Intraosseous Vascular Access System and the Arrow FAST1 Sternal Intraosseous Infusion System.
Interventional: Our Interventional product category offers devices that facilitate a variety of applications to diagnose and deliver treatment of coronary and peripheral vascular disease. These products primarily consist of a diverse portfolio of coronary catheters, structural heart support devices, peripheral intervention products, and mechanical circulatory support platforms used by interventional cardiologists, interventional radiologists and vascular surgeons. Clinical benefits of our products include increased vein and artery access, post-procedure closure, and increased support during complex medical procedures. Our primary product offerings consist of a portfolio of Arrow branded intra-aortic balloon pumps and catheters, GuideLiner, Turnpike and TrapLiner catheters, the MANTA Vascular Closure device and Arrow OnControl powered bone biopsy system.
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

Interventional Urology: Our Interventional Urology product category includes the UroLift System, a minimally invasive technology for treating lower urinary tract symptoms due to benign prostatic hyperplasia, or BPH. The UroLift System involves the placement of permanent implants, typically through a transurethral outpatient procedure, that holds the prostate lobes apart to relieve compression on the urethra without cutting, heating or removing prostate tissue. In 2023, we expanded our product portfolio with the acquisition of Palette Life Sciences AB (“Palette”), which adds a portfolio of hyaluronic acid gel-based products primarily utilized in the treatment of urological diseases, including Barrigel, a rectal spacing product used in connection with radiation therapy treatment of prostate cancer. Our Interventional Urology product portfolio is most heavily weighted in our Americas segment.

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

OEM: Our OEM product category designs, manufactures and supplies devices and instruments for other medical device manufacturers. Our OEM portfolio, which includes the TFX Medical OEM, TFX OEM, Deknatel and HPC Medical brands, provides custom extrusions, micro-diameter film-cast tubing, diagnostic and interventional catheters, balloons and balloon catheters, film-insulated fine wire, coated mandrel wire, conductors, sheath/dilator introducers, specialized sutures and performance fibers, bioabsorbable sutures, yarns and resins. Our OEM product portfolio is presented within our Americas segment.
OUR MARKETS
We generally serve three end-markets: hospitals and healthcare providers, medical device manufacturers and home care. These markets are affected by a number of factors, including demographics, utilization and reimbursement patterns. The following charts depict the percentage of net revenues for the years ended December 31, 2024, 2023 and 2022 derived from each of our end markets:
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
Regulation of Medical Devices Outside of the U.S.
Medical device laws also are in effect in many of the markets outside of the U.S. in which we do business. These laws range from comprehensive device approval requirements for some or all of our products to requests for product data or certifications. Inspection of and controls over manufacturing, as well as monitoring of device-related adverse events, are components of most of these regulatory systems. Manufacturing certification requirements and audits through the MDSAP program or other regulatory authority inspections also apply. In addition, the European Union (“EU”) has adopted the EU Medical Device Regulation (the “EU MDR”), which imposes stricter requirements for the marketing and sale of medical devices as compared to the predecessor Medical Device Directive (the "EU MDD"), including in the area of clinical evaluation requirements, quality systems, economic operators and post-market surveillance. The EU MDR went into effect in May 2021. As of the effective date, new and modified devices must be certified under, and be compliant with, the EU MDR. Devices that previously satisfied EU MDD requirements can continue to be marketed in the EU, subject to certain limitations, until the expiration of their current EU MDD certifications, but certain EU MDR requirements went into effect for such devices in May 2021. In February 2023, the European Parliament and Council approved an amendment to extend the EU MDR certification deadline for currently marketed devices past May 2024, with December 2027 as the new deadline for highest-risk devices and December 2028 for lower-risk devices. We will need to obtain new certifications under the EU MDR for medical devices previously authorized under the EU MDD. As a result, Teleflex will incur expenditures in connection with the new registration of medical devices that previously had been registered under the MDD. Failure to obtain EU MDR certifications prior to the expiration of existing EU MDD certifications may limit our ability to sell certain products in the EU until EU MDR certification is obtained. Failure to meet the applicable EU MDR requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.
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
In addition, we are subject to various federal and state reporting and disclosure requirements related to the healthcare industry. Rules issued by the Centers for Medicare & Medicaid Services ("CMS") require us to collect and report information on payments or transfers of value to physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, certified nurse-midwives and teaching hospitals, as well as investment interests held by physicians and their immediate family members. The reported data is available to the public on the CMS website. Failure to submit required information may result in civil monetary penalties. In addition, several states now require medical device companies to report expenses relating to the marketing and promotion of device products and to report gifts and payments to individual physicians in these states. Other states prohibit various other marketing-related activities. The federal government and certain other states require the posting of information relating to clinical studies and their outcomes. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with the different compliance and/or reporting requirements among a number of jurisdictions increases the possibility that a regulated company may violate one or more of the requirements, resulting in increased compliance costs that could adversely impact our results of operations.
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
Other Regulatory Requirements
We are also subject to the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws applicable in jurisdictions outside the U.S. that generally prohibit companies and their intermediaries from improperly offering or paying anything of value to non-U.S. government officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the U.S. are with government entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced government corruption to some degree, and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In the sale, delivery and servicing of our medical devices and software outside of the U.S., we must also comply with various export control and trade embargo laws and regulations, including those administered by the Department of Treasury’s Office of Foreign Assets Control (“OFAC”) and the Department of Commerce’s Bureau of Industry and Security (“BIS”) which may require licenses or other authorizations for transactions relating to certain countries and/or with certain individuals identified by the U.S. government. Despite our global trade and anti-corruption compliance program, our internal control policies and procedures may not always protect us from liability for the reckless or criminal acts committed by our employees, distributors or other agents. Violations of these requirements are punishable by criminal or civil sanctions, including substantial fines and imprisonment.
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
PATENTS AND TRADEMARKS
We own a portfolio of patents, patents pending and trademarks. We also license various patents and trademarks. Patents for individual products extend for varying periods based upon the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the marks. All product names throughout this document are trademarks owned by, or licensed to, us or our subsidiaries. Although these have been of value and are expected to continue to be of value in the future, we do not consider any single patent or trademark, except for the Teleflex name and the Arrow brand, to be essential to the operation of our business.
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
SEASONALITY
Portions of our revenues are subject to seasonal fluctuations. The incidence of flu and other disease patterns and, to a lesser extent, the frequency of elective medical procedures affect revenues related to single-use products. Historically, we have experienced higher sales in the fourth quarter as a result of these factors.
HUMAN CAPITAL
As of December 31, 2024, we employed approximately 14,100 employees, including 4,000 employees in the U.S. and 10,100 employees in 35 other countries around the world. Our global supply chain employees make up 60% of the total employee population and are located primarily in Mexico, Malaysia, the U.S. and the Czech Republic. Our commercial organization comprises 20% of the global employee base. The remaining 20% of employees work in various corporate functions, based in each of our locations.
We believe our employees are a significant differentiating factor and play a critical role in our ability to deliver on our commitments to patients and execute our strategy to our customers and shareholders. This was reinforced in 2024 with the roll-out of our new employer brand and its tagline: "Empowering your future in healthcare." Our management team places significant focus and attention on matters affecting our people, particularly our commitment to our Core Values, capability development, total rewards and diversity, as well as how each employee experiences our culture.
Inclusive Culture
The inclusive culture of our organization is critical to the human capital we attract, develop and retain and who, in turn, contribute to the results and success of our company. Our culture is framed by our Core Values – building trust, entrepreneurial spirit and making our workplace fun, with people at the center of all we do. We strive to develop and sustain our culture by embedding these values in all aspects of our organization, including our human capital strategies.
At Teleflex, our Core Values define our company, shape our inclusive culture, guide our business practices, and direct the way we interact with our stakeholders. The inclusivity of our culture is embedded in our activities, decisions, governance, and innovations, all contributing to the achievement of accessible, equitable and sustainable healthcare for all.
Across the organization, our Employee Resources Groups (ERGs), which are open to all employees, extend to each of our four regions and provide our people with employee-driven communities. These communities focus on initiatives such as supporting working parents and caregivers, coordinating mentorship and development opportunities, promoting cultural awareness and understanding, and connecting employees with shared experiences, interests or backgrounds.
We continue our efforts to cultivate a representative and inclusive workforce that reflects the communities in which we work and serve. These efforts are supported through engaging and partnering with local organizations, educational institutions and recruiting firms for a variety of opportunities in Teleflex including vacancies, co-op placements and internships. In partnering with local organizations, we are better able to address how we can best serve and support marginalized populations in our communities. Some representative examples from our global supply chain include:
•In our Mexico and Malaysia manufacturing sites, we have implemented a hiring and onboarding program supporting employees with special needs. This has had a tremendous impact on our contribution to the local community, as well as in our employee engagement and sense of purpose.
•In our North American Distribution Center, we have implemented a program focused on hiring candidates coming from a disadvantaged or vulnerable background. This program has also had a very meaningful impact on our local community and employee engagement.
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
In addition, we offer several internal educational and training resources to employees throughout our organization. Among these resources is the Teleflex Academy, a curriculum that provides learning opportunities for our employees to further develop their skills and receive training across broad subject areas such as leadership; communications; sales; customer service; and business acumen.
Total Rewards
Our commitment to our employees is to provide fair, equitable and competitive compensation and benefits packages to all employees globally. To that end we continuously review and calibrate employee roles and responsibilities to ensure we are offering equal pay for equal work, and we actively manage our global compensation and benefit programs to ensure we can attract and retain the critical human capital we need to continue to deliver on our commitments to employees, customers, patients and shareholders. We believe our compensation and benefits offering is aligned to competitive market pay levels and, along with our culture and Core Values, acts to incentivize the right behaviors and actions to achieve the best results for the organization. We structure our compensation to include a mix of pay components of base salary, short-term cash incentives and long-term incentives. We offer employees health, welfare and retirement benefits and have implemented policies addressing paid time off, flexible work schedules, employee assistance, parental leave and family benefits, among others.
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
We are a Delaware corporation incorporated in 1943. Our executive offices are located at 550 East Swedesford Road, Suite 400, Wayne, PA 19087.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names and ages of our executive officers and the positions and offices held by each such officer are as follows:

Name	Age	Positions and Offices with Company
Liam J. Kelly	58	Chairman, President and Chief Executive Officer
Thomas E. Powell	63	Executive Vice President and Chief Financial Officer
Cameron P. Hicks	60	Corporate Vice President, Human Resources and Communications
Daniel V. Logue	51	Corporate Vice President, General Counsel and Secretary
Jay White	51	Corporate Vice President and President, Global Commercial
James Winters	52	Corporate Vice President, Manufacturing and Supply Chain
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
Mr. Logue has been our Corporate Vice President, General Counsel and Secretary since January 2021. Mr. Logue joined Teleflex in 2004 and previously held the positions of Deputy General Counsel from February 2017 to December 2020, Associate General Counsel from March 2013 to January 2017 and Assistant General Counsel from June 2004 to February 2013. Prior to joining Teleflex, Mr. Logue was an associate at the law firm of Pepper Hamilton LLP (now Troutman Pepper Locke LLP) from September 1999 to June 2004.
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
The medical device industry is highly competitive. We compete with many domestic and foreign medical device companies ranging from small start-up enterprises that might sell only a single or limited number of competitive products or compete only in a specific market segment, to companies that are larger and more established than us, have a broad range of competitive products, participate in numerous markets and have access to significantly greater financial and marketing resources than we do. We also face competition from providers of alternative medical therapies, such as pharmaceutical companies. For example, though their long-term impact remains uncertain, the increased use and the recent FDA approval of glucagon-like peptide 1 ("GLP-1") products for the treatment of chronic weight management has impacted the demand for bariatric surgery procedures and our Titan SGS product line acquired as part of our 2022 acquisition of Standard Bariatrics Inc.

In addition, the medical device industry is characterized by extensive product research and development and rapid technological advances. The future success of our business will depend, in part, on our ability to design and manufacture new products and enhance existing products. Our product development efforts may require us to make substantial investments. There can be no assurance that we will be able to successfully develop new products, enhance existing products or achieve market acceptance of our products, due to, among other things, our inability to identify viable new products; maintain sufficient liquidity to fund our investments in research and development and product acquisitions; obtain adequate intellectual property protection; gain market acceptance of new products; or successfully obtain regulatory approvals.
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
Finally, we are susceptible to industry consolidation among competitors and vertical integration by customers. Larger competitors resulting from consolidations may have certain advantages over us, including, but not limited to: substantially greater financial and other resources with which to withstand adverse economic or market conditions and pursue development, engineering, manufacturing, marketing and distribution of their products; presence in key markets; patent protection; and greater name recognition. In addition, we may be at a competitive disadvantage to our peers if we fail to identify attractive opportunities to consolidate with larger or smaller companies to expand our business. Consolidation among our competitors and integration among our customers could erode our market share, negatively impact our capacity to compete and require us to restructure our operations, any of which would have a material adverse effect on our business.
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
Moreover, the growing trend in the United States and other countries toward limiting healthcare expenses through cost containment measures may continue to exert downward pressure on our product pricing. Governments in the markets in which we do business have used a variety of mechanisms to control healthcare costs, such as price controls, collective purchasing, and the imposition of competitive bidding and tenders. For example, China has implemented regional and national programs for volume-based procurement of medical device products designed to reduce healthcare costs, which require manufacturers to meet specific quality, quantity and pricing requirements to be awarded tenders. Volume-based procurement and similar programs in China and other countries are likely to have an adverse impact on future results due to reduced pricing.

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
Further, the Affordable Care Act, through the Physician Payments Sunshine Act, imposes annual reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians or teaching hospitals, physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists (including anesthesiology assistants) and certified nurse-midwives. The reported information is made publicly available in a searchable format. In addition, device manufacturers are required to report and disclose any ownership or investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for each payment, transfer of value or ownership or investment interests not reported in an annual submission, up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), as adjusted annually for inflation.
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
In addition, in 2019, the attorneys general of 15 states and the District of Columbia sent a letter to the EPA urging that the EPA promptly propose and finalize stricter standards for ethylene oxide emissions. Subsequently, the EPA solicited information and comments from the public on proposed revisions to regulations regarding ethylene oxide emissions and collected information from commercial sterilizers about ethylene oxide sterilization processes and emissions. In April 2023, the EPA released a proposed rule under the Clean Air Act that would require commercial sterilizers to install pollution control equipment to reduce ethylene oxide emissions and implement methods to continuously monitor emissions and report results to the EPA. In April 2024, the EPA issued the final version of the rule, establishing new standards for ethylene oxide emissions for commercial sterilizers. Sterilizers must comply with the new standards by April 6, 2026, or April 5, 2027, depending on certain characteristics of existing operations, or upon startup for new operations. Failure of our contract sterilizers to achieve compliance with the final rule by the applicable deadline would significantly impair our ability to provide sufficient quantities of sterilized products to our customers and compel us to seek sterilization alternatives that do not entail the use of ethylene oxide. We cannot assure that we would be able to identify such alternatives. In the event we were to experience any disruptions in our ability to sterilize our products, whether due to capacity constraints or regulatory or other impediments (including, among other things, regulatory initiatives directed generally to sterilization facilities that utilize ethylene oxide), or we are unable to transition to alternative facilities in a timely or cost effective manner in the event one or more of the facilities we use is affected, we could experience a material adverse impact with respect to our results of operations and financial condition.

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
Volatility in domestic and global financial markets, including inflation, interest rate fluctuations, and global supply chain disruptions, could adversely impact our results of operations, financial condition and liquidity.
We are subject to risks arising from adverse changes in general domestic and global economic conditions, including inflation, interest rate fluctuations, and supply chain disruptions. The economic slowdown and disruption of credit markets that occurred several years ago led to recessionary conditions and depressed levels of consumer and commercial spending, resulting in reductions, delays or cancellations of purchases of our products and services. We cannot predict the duration or extent of any economic recovery or the extent to which our customers will return to more typical spending behaviors. The continuation in a number of markets of weak economic growth, constricted credit, public sector austerity measures in response to public budget deficits and foreign currency volatility, particularly with respect to the euro, could have a material adverse effect on our results of operations, financial condition and liquidity.
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
In addition, as part of our strategy for growth, we have made, and may continue to make, acquisitions and divestitures and enter into strategic alliances such as joint ventures and joint development agreements. However, we may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully, and our joint ventures or strategic alliances may not prove to be successful. In this regard, acquisitions involve numerous risks, including difficulties in the integration of acquired operations, technologies, services and products and the diversion of management’s attention from other business concerns. Moreover, the products and technologies that we acquire may not be successful or may require us to devote significantly greater development, marketing and other resources, as well as significantly greater investments, than we anticipated. We could also experience negative effects on our results of operations and financial condition from acquisition-related charges, amortization of intangible assets, asset and goodwill impairment charges and other matters that could arise in connection with the acquisition of a company or business, including matters related to internal control over financial reporting and regulatory compliance, as well as the short-term effects of increased costs on results of operations. Although our management will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurance that we will identify all such risks or the magnitude of the risks. In addition, prior acquisitions have resulted, and future acquisitions could result, in the incurrence of substantial additional indebtedness and expenditures. Future acquisitions may also result in potentially dilutive issuances of equity securities. There can be no assurance that difficulties encountered in connection with acquisitions will not have a material adverse effect on our business, financial condition and results of operations.
In connection with certain of our completed acquisitions, we have agreed to pay consideration that is contingent upon the achievement of specified objectives, such as receipt of regulatory approval, commercialization of a product or achievement of sales targets. As of the acquisition date, we record a contingent liability representing the estimated fair value of the contingent consideration we expect to pay. On a quarterly basis, we reassess these obligations and, in the event our estimate of the fair value of the contingent consideration changes, we record increases or decreases in the fair value as an adjustment to operating earnings, which could have a material impact on our results of operations. As of December 31, 2024, we accrued $49.3 million of contingent consideration related to completed business combinations, most of which related and Palette. In addition, actual payments may differ materially from the amount of the contingent liability, which could have a material impact on our results of operations, cash flows and liquidity. For information regarding assumptions related to our contingent consideration liabilities, see “Critical Accounting Policies and Estimates” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. For additional information regarding our acquisitions, see Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K.
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
We cannot predict at this time the full impact of other healthcare reform measures that may be adopted in the future on our financial condition, results of operations and cash flows. In this regard, several legislative initiatives to repeal and replace the Affordable Care Act have been proposed, but not adopted, since its passage. U.S. tax legislation adopted in December 2017 and commonly referred to as the Tax Cuts and Jobs Act ("TCJA") eliminated the individual mandate under the Affordable Care Act, which has resulted in increased uncertainty regarding insurance premium prices for participants in insurance exchanges under the act, and may have other effects. While several recent legal challenges to the Affordable Care Act have been unsuccessful, further challenges may be mounted in the future. The nature and effect of any modification or repeal of, or legislative substitution for, the Affordable Care Act, or any court decision regarding the act's validity, is uncertain, and we cannot predict the effect that any of these events would have on the longer-term viability of the act, or on our financial condition, results of operations or cash flows.
We are subject to risks associated with our non-U.S. operations.
We have significant manufacturing and distribution facilities, research and development facilities, sales personnel and customer support operations in a number of countries outside the U.S., including Belgium, the Czech Republic, Ireland, Malaysia and Mexico. In addition, a significant portion of our non-U.S. revenues are derived from sales to third party distributors. As of December 31, 2024, 73% of our full-time employees were employed in countries outside of the U.S., and 57% of our net property, plant and equipment was located outside the U.S. In addition, for the years ended December 31, 2024, 2023 and 2022, 38%, 37% and 36%, respectively, of our net revenues (based on the Teleflex entity generating the sale) were derived from operations outside the U.S.
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
•impacts on pricing due to national and regional tenders, including volume-based procurement practices and government-imposed payback provisions;
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

In addition, the U.S. Foreign Corrupt Practices Act (the “FCPA”) prohibits companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Similar anti-bribery laws are in effect in several foreign jurisdictions. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which, among other things, are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments to government officials, and to prevent the establishment of “off the books” slush funds from which such improper payments can be made. Because of the predominance of government-sponsored health care systems around the world, many of our customer relationships outside of the U.S. are with government entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. However, we operate in many parts of the world that have experienced government corruption to some degree. Despite meaningful measures that we undertake to facilitate lawful conduct, which include training and compliance programs and internal control policies and procedures, we may not always prevent reckless or criminal acts by our employees, distributors or other agents. In addition, we may be exposed to liability due to pre-acquisition conduct of employees, distributors or other agents of businesses or operations we acquire. Violations of anti-bribery laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and have a material adverse effect on our business, financial condition, results of operations and cash flows. We also could be subject to severe penalties and other adverse consequences, including criminal and civil penalties, disgorgement of profits, imposition of a court-appointed or compliance monitor, debarment from participation in U.S. government contracts, substantial expenditures related to further enhancements to our procedures, policies and controls, personnel changes and other remedial actions, as well as harm to our reputation.
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
Additionally, in connection with the ongoing conflict between Russia and Ukraine, the U.S. government has imposed enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. Although our sales into Russia did not constitute a material portion of our total revenue in 2024, further escalation of geopolitical tensions, including as a result of the imposition of additional economic sanctions, could have a broader impact that expands into other markets where we do business, which could adversely affect our business and/or our supply chain, business partners or customers in the broader region.
Finally, with respect to tariffs and trade disputes, the Trump administration has proposed or enacted tariffs and substantial changes to trade policies, which could adversely affect our business. For example, the Trump administration has imposed tariffs on certain foreign products, including most recently from Canada, Mexico and China, that in the past have resulted in and may result in future retaliatory tariffs on U.S. goods and products. We cannot predict what additional actions may ultimately be taken by the U.S. or other governments with respect to tariffs or trade relations, what products may be subject to such actions (including subject to U.S. export control restrictions), or what actions may be taken by the other countries in retaliation, or the impact, if any, that any policy changes could have on our business. Any of the foregoing could have a material adverse effect on our financial condition, results of operations or cash flows.
Future material impairments to the value of our goodwill or other intangible assets would negatively affect our operating results.
Goodwill and intangible assets represent a significant portion of our assets. Goodwill is the excess of cost, or carrying value, over the fair market value of net assets acquired in business combinations. We test annually during the fourth quarter for any goodwill impairment, and also test in periods where changes in circumstances indicate that the carrying value of our goodwill assets may not be recoverable. Impairment charges could result from adverse changes to our earnings forecasts, our strategic goals, or broader macroeconomic conditions. If, due to such adverse changes, we are required to write down all or a significant part of our goodwill, our operating results would be negatively affected.

As described more fully in Item 7 and Note 8 to the consolidated financial statements of this Annual Report on Form 10-K, in connection with preparing the financial statements for the year ended December 31, 2024, we determined that the carrying value of the IU reporting unit exceeded its fair value, and we therefore recognized an impairment charge of $240 million in the goodwill impairment line in the Consolidated Statements of Income. The charge was primarily driven by the recognition of intensifying competition in the industry and sustained revenue short-falls due to persistent end-market challenges. We anticipate this combination of price and volume challenges is likely to continue to impact future growth rates of the IU reporting unit. Continued adverse changes to macroeconomic conditions or our earnings forecasts would lead to additional goodwill impairment charges and such charges would negatively affect our results of operations.
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
As a global company, we are subject to taxation in numerous countries, states and other jurisdictions. Our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of these jurisdictions. Our effective tax rate may, however, differ from the estimated amount due to numerous factors, including a change in the mix of our profitability from country to country. Further, many countries continue to consider changes in their tax laws by implementing new initiatives such as the Organization for Economic Co-operation and Development’s (the "OECD") Pillar Two global minimum tax, which will likely impact the amount of taxes that multinational companies such as Teleflex pay in the future. Various countries have already enacted or are in the process of incorporating the Pillar Two framework within their tax laws. While we continue to monitor these changes and their potential implications, the aggressive nature of the timeline set by the OECD for adoption of this framework, the lack of detailed guidance provided to date and the complexities surrounding its implementation may mean that all implications for business may not have been fully analyzed or understood before rules are finalized. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business, financial condition, results of operations and cash flows.
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
Our success depends, in part, on our ability to continue to retain key personnel, including our executive officers and other members of our senior management team. Our success also depends, in part, on our ability to attract, train, develop and retain other key employees, including research and development, sales, marketing and operations personnel. We may experience difficulties in retaining executives and other employees due to many factors, including the intense competition for skilled personnel in our industry, fluctuations in global economic and industry conditions, changes in our organizational structure, our restructuring initiatives, competitors’ hiring practices and the effectiveness of our compensation programs.
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
We are party to various lawsuits and claims arising in the normal course of business involving, among other things, contracts, intellectual property, acquisitions and divestitures, import and export regulations, and employment and environmental matters. The defense of these lawsuits may divert our management’s attention and may involve significant legal expenses. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could have a material adverse effect on our financial condition and results of operations. While we do not believe that any litigation in which we are currently engaged would have such an adverse effect, the outcome of litigation, including regulatory matters, is often difficult to predict, and we cannot assure that the outcome of pending or future litigation will not have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Risks associated with climate change are subject to increasing societal, regulatory and political focus in the U.S. and globally. While the effects of climate change in the near- and long-term are difficult to predict, shifts in weather patterns caused by climate change are expected to increase the frequency, severity and duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures or flooding, which could cause more significant business and supply chain interruptions, damage to our products and facilities as well as the infrastructure of hospitals, medical care facilities and other customers, reduced workforce availability, increased costs of raw materials and components, increased liabilities, and decreased revenues than what we have experienced in the past from such events. In addition, increased public concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change, which could include the adoption of more stringent environmental laws and regulations or stricter enforcement of existing laws and regulations, which could result in increased compliance burdens and costs to meet the regulatory obligations as well as adverse impacts on raw material sourcing, manufacturing operations and the distribution of our products. These include the new climate-related disclosure requirements and similar regulations established by California, the EU, and other international regulatory bodies concerning, among other things, sustainability, environmental protection, hazardous substance control, and the measuring and reporting of environmental data such as greenhouse gas emissions. Any such developments could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our workforce covered by collective bargaining and similar agreements could cause interruptions in our provision of products and services.
As of December 31, 2024, 6% of our employees in the U.S. and in other countries were covered by union contracts or collective bargaining arrangements. It is likely that a portion of our workforce will remain covered by collective bargaining and similar agreements for the foreseeable future. Strikes or work stoppages could occur that would adversely impact our relationships with our customers and our ability to conduct our business.
The proposed separation of our Urology, Acute Care and OEM businesses may not be completed on the terms or timeline currently contemplated, if at all.
We recently announced the proposed separation of Urology, Acute Care and OEM businesses. We may encounter challenges to executing the proposed separation of our Urology, Acute Care and OEM businesses on the terms and within the timeframe we announced, or at all. The separation will be subject to the satisfaction of a number of customary conditions, including, but not limited to, the final approval from the Company’s Board of Directors, the filing and effectiveness of a registration statement on Form 10, the receipt of a favorable Internal Revenue Service ruling and tax opinion the Company’s tax advisor with respect to the tax-free nature of the separation, the satisfactory completion of financing arrangements and the receipt of any necessary regulatory approvals. The failure to satisfy any of the required conditions could delay the completion of the proposed separation for a significant period of time or prevent it from occurring at all. Additionally, it is complex in nature, and unanticipated developments or changes, including disruptions in general market conditions, changes in law or challenges in executing the separation of the two businesses, may affect our ability to complete the separation on the terms or on the timeline we announced, or at all. The terms and conditions of the required regulatory authorizations and consents that are granted, if any, may also impose requirements, limitations or costs, or place restrictions on the conduct of the independent companies or impact our ability to complete the separation on the terms or timeline we announced, or at all.
Although we intend for the proposed separation to be tax-free to the Company’s stockholders for U.S. federal income tax purposes, there can be no assurance that the proposed separation will qualify for such treatment. The IRS ruling and opinion described above will be each based upon various factual representations and assumptions, as well as certain undertakings made by the Company and the new independent company. If any of these factual representations or assumptions are, or become, untrue or incomplete in any material respect, an undertaking is not complied with, or the facts upon which the ruling and opinion are based are materially different from the actual facts relating to the separation, reliance on the ruling and opinion may be jeopardized. If the separation was ultimately determined to be taxable for U.S. federal income tax purposes, we would incur a significant tax liability, while the distribution of shares of the new independent company to the Company’s stockholders would become taxable to them for U.S. federal income tax purposes and the new independent company could incur income tax liabilities as well. In addition, even if the separation is tax-free for U.S. federal income tax purposes, the Company and the new independent company may incur state, local, non-U.S. and/or non-income taxes in connection with the separation, including as a result of the incorporation of the OECD’s Pillar Two global minimum tax framework into local country tax laws, which taxes may be significant.
We will be exposed to new risks as a result of the proposed separation. The proposed separation may not achieve its anticipated benefits, or our costs may exceed our estimates.
Our businesses will face material challenges in connection with the proposed separation. These challenges include, without limitation, the diversion of management’s attention from ongoing business concerns; appropriately allocating assets and liabilities among the companies to be separated in the proposed separation, particularly given the complex nature of the separation; attracting, retaining and motivating key management and other employees; retaining existing, or attracting new, business and operational relationships, including with customers, distributors, suppliers, employees and other counterparties; maintaining our relationships with regulators; assigning customer contracts and intellectual property to each of the businesses; and potential negative reactions from the financial markets.
We have begun and will continue to incur significant expenses in connection with the proposed separation. These expenses may be higher than currently anticipated or may not yield a discernible benefit if the proposed separation is not completed on schedule or at all. In addition, the anticipated benefits of the proposed separation are based on a number of assumptions, some of which may prove incorrect, and we cannot predict with certainty when the expected benefits will occur, or the extent to which they will be achieved. As a result, even if the proposed separation is completed, it may not achieve some or all of the anticipated strategic, financial, operational or other benefits in the expected timeframe, or at all, which could adversely impact our business, results of operations or financial condition.
Further, even if the proposed separation is completed, we cannot assure you that each separate company will be successful. Completion of the separation will result in independent public companies that are smaller, less diversified companies, with more limited businesses concentrated in their respective verticals than Teleflex is today. As a result, each company will be more vulnerable to changing market conditions, which could have a material adverse effect on its business, financial condition and results of operations. In addition, the diversification of revenues, costs and cash flows will diminish, such that each company’s results of operations, cash flows, working capital, effective tax rate and financing requirements may be subject to increased volatility, and each company’s ability to fund capital expenditures and investments, pay dividends and meet debt obligations and other liabilities may be diminished. In addition, we may experience difficulty accessing, or reduced access to, the capital markets or increased cost of borrowings, including as a result of a credit rating downgrade. Each company will also incur one-time and ongoing costs, including costs of operating as independent companies, that the separated businesses will no longer be able to share. In addition, until the market has fully analyzed the values of the separate companies, the price of our common stock and common stock of the new company may experience volatility. Our common stock or the common stock of the new company may not match some holders’ investment strategies or meet the minimum criteria for inclusion in stock market indices or portfolios, which could cause certain investors to sell their shares, which could in turn lead to declines in the trading price of such stock. As a result of any of the foregoing or other risks, the combined value of the common stock of the two publicly traded companies may be less than what the value of our common stock would have been absent the separation.
Risks Relating to our Financing Arrangements
Our substantial indebtedness could adversely affect our business, financial condition or results of operations.
As of December 31, 2024, we had total consolidated indebtedness of $1.7 billion.
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
If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness when due or to fund our other liquidity needs, we may be forced to refinance all or a portion of our indebtedness, sell assets, reduce or delay capital expenditures, or seek to raise additional capital.
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
Our senior credit agreement and the indentures governing our 4.625% senior notes due 2027 (the "2027 Notes") and our 4.25% Senior Notes due 2028 (the "2028 Notes" and, together with the 2027 Notes, the "Senior Notes") contain covenants that, among other things, impose significant restrictions on our business. The restrictions that these covenants place on us and our restricted subsidiaries collectively include limitations on our and their ability to, among other things, incur additional indebtedness or issue preferred stock or otherwise disqualified stock; create liens; pay dividends, make investments or make other restricted payments; sell assets; merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; and enter into transactions with our affiliates.
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
We have entered into cross-currency swap agreements with several financial institutions to hedge against the effect of variability in the U.S. dollar to euro exchange rate. The swap agreements require an exchange of the notional amounts between us and the counterparties upon expiration or earlier termination of the agreements. If, at the expiration or earlier termination of the swap agreements, the U.S. dollar to euro exchange rate has declined from the rate in effect on the execution date, we are required to pay the counterparties an amount equal to the excess of the U.S. dollar value over the euro principal amount (we and the counterparties have agreed to a net settlement with regard to the exchange of the notional amounts at the date of expiration or earlier termination of the agreements). In the event of a significant decline in the U.S. dollar to euro exchange rate, our payment obligations to the counterparties could have a material adverse effect on our cash flows. In this regard, if, at the expiration or earlier termination of our swap agreements, the U.S. dollar to euro exchange rate has declined by 10% from the rate in effect at the inception of our agreements, we would be required to pay approximately $75 million to the counterparties in respect of the notional settlement. To the extent we enter into additional cross-currency swap agreements, a decline in the relevant exchange rates could further adversely affect our cash flows.
Risks Relating to Ownership of our Common Stock
We may issue additional shares of our common stock or instruments convertible into our common stock, which could cause the price of our common stock to decline.
We are not restricted from issuing additional shares of our common stock or other instruments convertible into our common stock. As of December 31, 2024, we had outstanding approximately 46.3 million shares of our common stock, options to purchase 1.4 million shares of our common stock (of which approximately 1.1 million were vested as of that date), restricted stock units covering 0.2 million shares of our common stock (which are expected to vest over the next three years), performance stock units covering a maximum of 111,696 shares of our common stock (which are expected to vest over the next three years and depend on our performance with regard to specified financial measures and market performance of our common stock compared to designated public companies) and 38 shares of our common stock to be distributed from our deferred compensation plan. As of December 31, 2024, 3.6 million shares of our common stock remained available for future issuance under our 2023 Stock Incentive Plan. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock.
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
Management has implemented a program (“Program”), which is part of our overall Enterprise Risk Management system, focused on the assessment, identification, and management of material risks associated with cybersecurity threats. The Program was developed and is managed by our Vice President of Information Security and Privacy (CISSP, CISM and CISA) with oversight from the Chief Information Officer. Both leaders collectively have over 60 years of technology risk and cybersecurity work experience supporting multiple life science organizations. The Program is also closely aligned with the Legal and Global Compliance organizations to oversee adherence with legal, regulatory and contractual requirements from an information security and data privacy perspective.
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
ITEM 2. PROPERTIES
We own or lease approximately 86 properties consisting of manufacturing plants, engineering and research centers, distribution warehouses, offices and other facilities. We believe that the properties are maintained in good operating condition and are suitable for their intended use. In general, our facilities meet current operating requirements for the activities currently conducted within the facilities.

Our major facilities (those with 50,000 or greater square feet) at December 31, 2024 are as follows:

Location	Primary use	Square Footage	Owned or Leased
Olive Branch, MS	Distribution warehouse	627,000	Leased
Kamunting, Malaysia	Manufacturing	286,000	Owned
Tecate Mexico	Manufacturing	172,000	Owned
Chihuahua, Mexico	Manufacturing	153,000	Owned
Morrisville, NC	Office administration	133,000	Leased
Maple Grove, MN	Manufacturing	129,000	Owned
Zdar Nad Sazauou, Czech Republic	Manufacturing	108,000	Owned
Trenton, GA	Manufacturing	102,000	Owned
Chihuahua, Mexico	Manufacturing	100,000	Owned
Hradec Kralove, Czech Republic	Manufacturing	92,000	Owned
Chelmsford, MA	Manufacturing	91,000	Leased
Kulim, Malaysia	Manufacturing	90,000	Owned
Jaffrey, NH	Manufacturing	90,000	Owned
Kamunting, Malaysia	Manufacturing	77,000	Leased
Pleasanton, CA	Office administration	76,000	Leased
Nuevo Laredo, Mexico	Manufacturing	71,000	Leased
Chihuahua, Mexico	Manufacturing	63,000	Owned
Reading, PA	Engineering and research	63,000	Leased
Limerick, Ireland	Manufacturing	58,000	Owned
Wayne, PA	Office administration	58,000	Leased
Mansfield, MA	Manufacturing	57,000	Leased
Plymouth, MN	Manufacturing	55,000	Leased
Operations in each of our business segments are conducted at locations both in and outside of the U.S. Of the facilities listed above, with the exception of Plymouth, MN, Jaffrey, NH, Mansfield, MA, Trenton, GA, and Limerick, Ireland, which are used solely for the OEM product category within our Americas segment, our facilities generally serve more than one business segment and are often used for multiple purposes, such as administrative/sales, manufacturing and warehousing/distribution.
In addition to the properties listed above, we own or lease approximately 600,000 square feet of additional warehousing, manufacturing and office space worldwide.

ITEM 3. LEGAL PROCEEDINGS
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, commercial disputes, acquisition and divestiture related matters, contracts, employment, environmental and other matters. As of December 31, 2024 and 2023, we accrued liabilities of $0.8 million, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows. See Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “TFX.” As of February 25, 2025, we had 328 holders of record of our common stock. A substantially greater number of holders of our common stock are beneficial owners whose shares are held by brokers and other financial institutions for the accounts of beneficial owners.
Stock Performance Graph
The following graph provides a comparison of five year cumulative total stockholder returns of Teleflex common stock, the Standard & Poor’s (S&P) 500 Stock Index and the S&P 500 Healthcare Equipment & Supply Index. The annual changes for the five-year period shown on the graph are based on the assumption that $100 had been invested in Teleflex common stock and each index on December 31, 2019 and that all dividends were reinvested.
MARKET PERFORMANCE

Company / Index	2019	2020	2021	2022	2023	2024
Teleflex Incorporated	100.00	109.75	87.92	67.16	67.48	48.48
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
S&P 500 Healthcare Equipment & Supply Index	100.00	118.81	142.45	112.36	123.08	135.21

Issuer Purchases of Equity Securities
The following table presents the repurchases of our common stock during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
September 30, 2024 - October 31, 2024 (2)	172,351		172,351	$300,000,000
November 1, 2024 - November 30, 2024	—	—	—	300,000,000
December 1, 2024 - December 31, 2024	—	—	—	300,000,000
Total	172,351		172,351
(1)On July 30, 2024, our Board of Directors authorized a share repurchase program for up to $500 million of our common stock. As of December 31, 2024, the remaining share repurchase capacity under the program was $300 million.

(2)Represents 172,351 additional shares, under the ASR, settled and transferred into treasury stock. The completed repurchases pursuant to the ASR had an average per share repurchase price of $235.17. See Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

ITEM 6. RESERVED
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global provider of medical technology products focused on enhancing clinical benefits, improving patient and provider safety and reducing total procedural costs. We primarily design, develop, manufacture and supply medical devices used by hospitals and healthcare providers for common diagnostic and therapeutic procedures in critical care and surgical applications. Approximately 92% of our net revenues come from single-use medical devices. We market and sell our products worldwide through a combination of our direct sales force and distributors. Because our products are used in numerous markets and for a variety of procedures, we are not dependent upon any one end-market or procedure. We are focused on achieving consistent, sustainable and profitable growth by increasing our market share and improving our operating efficiencies.
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
Goodwill Impairment
Our goodwill impairment testing is performed annually during the fourth quarter of each fiscal year in addition to periods where changes in circumstances indicate that the carrying value of our goodwill assets may not be recoverable. During the second quarter of 2024, we identified indicators of a potential impairment related to our Interventional Urology North America reporting unit (the “IU reporting unit”), included within our Americas operating segment. The indicators of a potential impairment primarily arose from lower than anticipated sales results from our UroLift product line (“UroLift"), primarily driven by the adverse impact of persistent end-market challenges within the U.S. office site of service. We performed a quantitative impairment test of the reporting unit using both the income and the market approaches, and no impairment to goodwill was recognized in the second quarter of 2024 as the fair value of the reporting unit exceeded the carrying value. During the third quarter of 2024, the IU reporting unit performed largely in line with the forecast used in the second quarter 2024 quantitative fair value test.

In connection with preparing the financial statements for the year ended December 31, 2024, we performed our annual impairment test for goodwill and determined that the carrying value of the IU reporting unit exceeded its fair value. Consequently, we recognized a non-cash impairment charge of $240 million in the goodwill impairment line in the Consolidated Statements of Income. The charge was primarily driven by updates to our UroLift forecast, done as part of our annual operating plan process, which reflects management's expectations of a prolonged period of subdued revenue growth due to persistent end-market challenges and changes in competitive pressures in the short to mid-term. Moreover, we anticipate that challenges related to a combination of price, mainly within the office site of service, and volume, will likely continue to impact growth rates.
As of December 31, 2024, goodwill of the IU reporting unit was $403.9 million after the impairment charge. We estimated the fair value of the reporting unit using both the income and the market approaches. The more significant judgments and assumptions in determining the fair value of the IU reporting unit for our 2024 impairment assessments included the revenue growth rates, the projected operating margins and the discount rate. The quantitative assessment utilized a discount rate of 10.75%. A hypothetical 1% increase in our discount rate estimate used to determine the fair value of the estimated future cash flows would result in an additional impairment charge of $95.0 million.
Italian payback measure
In 2015, the Italian parliament enacted legislation that, among other things, imposed a “payback” measure on medical device companies that supply goods and services to the Italian National Healthcare System. Under the measure, companies are required to make payments to the Italian government if medical device expenditures in a given year exceed regional expenditure ceilings established for that year. The payment amounts are calculated based on the amount by which the regional ceilings for the given year were exceeded. In response to decrees issued by the Italian Ministry of Health, in the fourth quarter of 2022 the various Italian regions issued invoices to medical device companies, including Teleflex, under the payback measure seeking payment with respect to excess expenditures for the years 2015 through 2018. Following the issuance of the invoices, we and numerous other medical device companies filed appeals with the Italian administrative courts challenging the enforceability of the payback measure, primarily on the basis that the law was unconstitutional. The Italian administrative courts referred the question regarding the constitutionality of the law to the Italian Constitutional Court, which in July 2024, issued a ruling upholding the law as constitutional. During the year ended December 31, 2024 we recognized increases to our reserve, and corresponding reductions to revenue of $22.1 million. The increase in reserve for the year ended December 31, 2024 included $13.8 million pertaining to prior years stemming from the July 2024 ruling. As of December 31, 2024, our reserve related to this matter was $35.7 million. Following the ruling of the Italian Constitutional Court, the appeal before the Italian administrative court will proceed with respect to the remaining legal arguments asserted by the appellants with regard to the enforceability of the payback law.
Pension termination
In 2023, we began the execution of a plan to terminate the Teleflex Incorporated Retirement Income Plan (the “TRIP”), a U.S. defined benefit pension plan. The TRIP is subject to Title IV of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and, therefore, must be terminated in accordance with the requirements of ERISA and the process governed by the Pension Benefit Guaranty Corporation (the “PBGC”). The termination date of the TRIP was August 1, 2023, which is the date upon which the timing of the requirements for the formal termination process is based. On September 8, 2023, we filed the required notice regarding the TRIP termination with the PBGC. The termination process requires that all TRIP benefits be distributed to participants, beneficiaries and alternate payees or transferred to a group annuity contract or the PBGC. In December of 2023, we made payments to eligible participants, beneficiaries and alternate payees who elected the one-time lump sum distribution option offered in connection with the TRIP termination, resulting in the recognition of a pre-tax settlement charge of $45.2 million.
In 2024, we purchased a group annuity contract, using TRIP assets, which resulted in the recognition of net pre-tax settlement charges of $132.7 million for the year-ended December 31, 2024. The participants, beneficiaries, and alternate payees whose benefits were transferred to the group annuity contract will each receive from such group annuity contract the full value of their benefit that accrued under the TRIP. The assets in the TRIP Trust exceed the estimated liability for amounts to be transferred to the PBGC for missing participants and beneficiaries (“surplus plan assets”) and as a result, we transferred $43.0 million of the surplus plan assets to a suspense account within the Teleflex 401(k) Savings Plan, a qualified defined contribution plan. These assets are restricted for future use in accordance with our election to use them to fund future employer contributions to participants in the Teleflex 401(k) Savings Plan. The surplus assets contributed to the suspense account remaining as of December 31, 2024 are included within prepaid and other current assets and other assets on the Consolidated Balance Sheet included below within this Annual Report on Form 10-K.
Acquisition of BIOTRONIK Vascular Intervention business
On February 24, 2025, we executed a definitive agreement to acquire substantially all of the Vascular Intervention business (the “VI Business”) of BIOTRONIK SE & Co. KG ("BIOTRONIK"). The acquisition will include a broad suite of coronary and peripheral medical devices, such as drug-coated balloons, stents, and balloon catheters, which will complement our interventional product portfolio. Under the terms of the agreement, we will acquire the VI Business for an initial cash payment of €760 million reduced by certain adjustments as provided in the purchase agreement including certain working capital not transferring and other customary adjustments. The acquisition is subject to customary closing conditions, including receipt of certain regulatory approvals, and is expected to be completed in the third quarter of 2025.
Concurrent with the execution of the agreement to acquire the VI Business, we entered into an amendment to our Third Amended and Restated Credit Agreement (the “Credit Agreement”), which, among other things, (a) provides for a delayed draw term loan facility in an aggregate principal amount of $500 million, which will be available to be drawn on the date on which we consummate the VI Business acquisition and (b) permits us to borrow up to $550 million under the revolving facility provided for under the Credit Agreement on a limited condition basis on the date on which the VI Business acquisition is consummated. Borrowings under the delayed draw term loan will bear interest at a rate per annum equal to the applicable margin plus, at our option, either (1) the highest of (i) the “Prime Rate” in the U.S. last quoted by The Wall Street Journal, (ii) 0.50% above the greater of the federal funds rate and the rate comprised of both overnight federal funds and overnight eurodollar transactions denominated in dollars and (iii) 1.00% above the Term SOFR Rate for a one month interest period, plus an applicable margin ranging from 0.125% to 1.00%, in each case subject to adjustments based on our total net leverage ratio or (2) a Term Secured Overnight Financing Rate (“SOFR”) rate (which includes a credit spread adjustment of 10 basis points). The applicable margin for borrowings under the delayed draw term loan range from 1.125% to 2.00% for SOFR borrowings and from 0.125% to 1.00% for base-rate borrowings, in each case, depending on, at our election, either (x) our public corporate family rating or (y) our consolidated total net leverage ratio, in each case, based on the most recently ended fiscal quarter. The obligations under the delayed draw term loan will be guaranteed and secured on the same basis as the facilities provided for under the Credit Agreement. The delayed draw term loan will not amortize and will mature on the earlier of (x) the date that is two years after the date on which such loans are funded and (y) the maturity date for the revolving facility provided for under the Credit Agreement.
In addition to amending our Credit Agreement, we also entered into foreign exchange derivative contracts with an aggregate notional value of €700 million to economically hedge against the foreign currency exposure associated with the cash consideration needed to complete the VI Business acquisition.
We anticipate using the new delayed draw term loan along with revolving credit borrowings under the Credit Agreement and cash on hand to finance the VI Business acquisition. For the year ended December 31, 2024, we incurred transaction costs of $11.5 million in connection with the acquisition, which was recognized in selling, general and administrative expenses in the Consolidated Statement of Income. The majority of the transaction costs were recognized in the fourth quarter of 2024.
Recently Announced Strategic Actions
On February 27, 2025, we announced our intention to create a new, independently traded public company comprising Urology (consisting of our Interventional Urology and Urology product categories), Acute Care (consisting of our Respiratory product category, the majority of our Anesthesia product category and certain products within our Interventional Access and Surgical product categories) and our OEM businesses. Our Vascular Access product category, most of our products within our Interventional Access and Surgical product categories and the expected acquisition of the VI business will remain with Teleflex. We intend to target the completion of the transaction in the middle of 2026 via a distribution of newly issued shares of the new company to shareholders that is tax-free for U.S. tax purposes. There can be no guarantees that the proposed separation will be completed on the terms and within the timeframe we announced, or at all.

Economic and other factors impacting our business
The healthcare industry has been impacted by shifts in the delivery, or site of service, of healthcare services, staffing shortages at healthcare facilities and government-led initiatives designed to reduce the cost of healthcare products. These factors have impacted and may continue to influence the demand for our products in the future.
Our operations, supply chain, contractors, suppliers, customers and other business partners are impacted by various global macroeconomic factors. During 2024, we experienced a general stabilization in overall cost inflation; however, materials and labor costs remain elevated compared to historical levels. We continue to monitor the impacts stemming from increases in interest rates and fluctuations in exchange rates driven by monetary policy decisions of central banks as well as ongoing geopolitical conflicts and the evolving global trade landscape, characterized by newly enacted, proposed and retaliatory tariffs. The implementation of such trade policies and tariffs could have a material adverse impact on our business.
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
For a discussion of our results of operations comparison for 2023 and 2022, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on February 23, 2024. Discussion of our reportable segment results of operations comparison for 2023 and 2022 is included below within this Annual Report on Form 10-K to reflect the changes in our segment presentation, which occurred during the fourth quarter of 2024.
Comparison of 2024 and 2023
Revenues

	2024	2023
Net Revenues	$3,047.3	$2,974.5
Net revenues for the year ended December 31, 2024 increased by $72.8 million, or 2.4%, compared to the prior year, primarily due to a $51.4 million contribution from price increases and a $43.0 million increase in sales of new products. Moreover, there was a net increase in sales volume of existing products, primarily due to higher global intra-aortic balloon ("IAB") pump sales, which were partially offset by a decline in sales related to our UroLift product line within our Americas segment. The increases in net revenues were partially offset by the unfavorable impact from an increase in our reserves related to the Italian payback measure and, to a lesser extent, a decrease from the net impact of acquired and divested businesses.
Gross profit

	2024	2023
Gross profit	$1,702.7	$1,646.9
Percentage of revenues	55.9%	55.4%
For the year ended December 31, 2024, gross margin increased 50 basis points, or 0.9%, compared to the prior year period, primarily due to the favorable impact of gross margin attributed to acquired and divested businesses, price increases and the benefits from cost improvement initiatives. The increases in gross margin were partially offset by the unfavorable impact from an increase in our reserves related to the Italian payback measure, continued

cost inflation from macro-economic factors, specifically with respect to labor and raw materials, the adverse impact of manufacturing inefficiencies and unfavorable fluctuations in foreign currency exchange rates.
Selling, general and administrative

	2024	2023
Selling, general and administrative	$995.3	$929.9
Percentage of revenues	32.7%	31.3%
Selling, general and administrative expenses increased $65.4 million for the year ended December 31, 2024, compared to the prior year period, primarily due to a benefit recognized in the prior year period resulting from decreases in the estimated fair value of our contingent consideration liabilities, whereas, in the current period, we recognized an expense due to increases in these liabilities. Additionally, higher operating expenses incurred by the acquired Palette business and higher IT related costs that were primarily driven by our implementation of a new ERP solution contributed to the overall increase.
Research and development

	2024	2023
Research and development	$161.7	$154.4
Percentage of revenues	5.3%	5.2%
Research and development expenses increased $7.3 million for the year ended December 31, 2024, compared to the prior year, which was primarily attributable to expenses incurred by the acquired Palette business and higher project spend within certain product categories, partially offset by lower European Union Medical Device Regulation related costs.
Pension settlement charge

	2024	2023
Pension settlement charge	$132.7	$45.2
During the year ended December 31, 2024, we recognized net pre-tax settlement charges of $132.7 million related to our plan to terminate the TRIP resulting from our purchase of a group annuity contract to provide participants, beneficiaries, and alternate payees the full value of their benefit under the plan. During the year ended December 31, 2023, we recognized a pre-tax settlement charge of $45.2 million stemming from payments to eligible participants who elected a lump sum distribution under our plan to terminate the TRIP.
Goodwill impairment charge

	2024	2023
Goodwill impairment charge	$240.0	$—
During the year ended December 31, 2024, we recognized a goodwill impairment charge of $240.0 million related to our IU reporting unit. Refer to Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Restructuring and other impairment charges
2024 Restructuring plan

During the fourth quarter of 2024, we initiated the "2024 restructuring plan," a new strategic restructuring plan aimed at optimizing operations, reducing costs and enhancing efficiencies across our business lines and includes the relocation of select office administrative operations. We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the 2024 restructuring plan of $9 million to $11 million. The actions under the 2024 restructuring plan are expected to be substantially completed by the end of 2025. We began realizing plan-related savings in the fourth quarter of 2024 and expect to achieve annual pre-tax savings of $9 million to $11 million once the plan is fully implemented.
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
We expect to achieve annual pre-tax savings of $12 million to $14 million once the plan is fully implemented. The impact of product rationalization efforts will partially offset the annual pre-tax savings generated by the plan.
2023 Footprint realignment plan
In 2023, we initiated the "2023 Footprint realignment plan," a restructuring plan primarily involving the relocation of certain manufacturing operations to existing lower-cost locations, the outsourcing of certain manufacturing processes and related workforce reductions. We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the plan of $11 million to $15 million. We expect to achieve annual pretax savings in connection with the 2023 Footprint realignment plan of $2 million to $4 million once the plan is fully implemented.
2023 Restructuring plan
In 2023, we initiated the "2023 restructuring plan," which primarily involved the integration of Palette into Teleflex and workforce reductions designed to improve operating performance across the organization by creating efficiencies that align with evolving market demands and our strategy to enhance long-term value creation. The plan is substantially complete and as a result, we expect future restructuring expenses associated with the plan, if any, to be immaterial.
The following table provides information regarding restructuring charges we have incurred with respect to each of our restructuring programs, as well as other impairment charges, for the years ended December 31, 2024 and 2023. The restructuring charges listed in the table primarily consist of termination benefits.

	2024	2023
2024 Restructuring plan	$6.1	$—
2024 Footprint realignment plan	11.2	—
2023 Restructuring plan	(1.5)	12.5
2023 Footprint realignment plan	1.4	1.5
2022 Restructuring plan	(1.4)	3.1
Other restructuring programs	(1.6)	(1.5)
Other impairment charges (1)	7.8	—
Total	$22.0	$15.6
(1)For the year ended December 31, 2024, we recorded non-cash impairment charges totaling $7.8 million related to a decrease in the carrying value of an equity investment and an impairment of a portion of our operating lease assets stemming from our cessation of occupancy of a specific facility.
Interest expense

	2024	2023
Interest expense	$83.5	$85.1
Average interest rate on debt during the year	4.4%	4.4%
The decrease in interest expense for the year ended December 31, 2024, compared to the prior year was primarily due to a decrease in our average outstanding debt balance.
Gain on sale of assets and business

	2024	2023
Gain on sale of assets and business	$—	$4.4
During the year ended December 31, 2023, we recognized a gain related to the second phase of the Respiratory divestiture.

Taxes on income from continuing operations

	2024	2023
Effective income tax rate	7.0%	17.6%
The effective income tax rate for 2024 reflects a non-deductible goodwill impairment charge recognized in connection with our annual impairment test for goodwill. Tax benefits were recognized in both 2024 and 2023 related to the pension settlement charge recognized in connection with the termination of the TRIP. The effective income tax rate for 2023 reflects the impact of deferred charges resulting from a legal entity rationalization, the impact of a non-taxable contingent consideration adjustment recognized in connection with a decrease in the estimated fair value of our contingent consideration liabilities and a tax expense resulting from a deferred charge relating to the 2022 Restructuring Plan.
A significant number of jurisdictions, including EU member states, have enacted legislation to establish a 15% global minimum tax in accordance with both the established Pillar Two framework and guidance subsequently published by the OECD. We considered and analyzed the enacted tax laws and guidance in the jurisdictions relevant to Teleflex, and there are no material impacts to our tax provision for the year ended December 31, 2024. We will continue to evaluate the potential impact of future proposed legislation, enacted legislation, and updated guidance as it becomes available but do not currently expect a material increase to our effective tax rate as a result of the Pillar Two framework.

Segment Results
Segment Net Revenues

	Year Ended December 31,			% Increase/(Decrease)
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Americas	$2,066.3	$2,041.4	$1,926.3	1.2	6.0
EMEA	618.0	586.2	558.4	5.4	5.0
Asia	363.0	346.9	306.3	4.7	13.2
Segment Net Revenues	$3,047.3	$2,974.5	$2,791.0	2.4	6.6
Segment Operating Profit

	Year Ended December 31,			% Increase/(Decrease)
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Americas	$670.5	$714.0	$669.9	(6.1)	6.6
EMEA	133.0	111.1	96.9	19.7	14.7
Asia	114.7	121.0	104.7	(5.2)	15.5
Segment Operating Profit (1)	$918.2	$946.1	$871.5	(2.9)	8.6
(1)See Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K for a reconciliation of segment operating profit to our consolidated income from continuing operations before interest, loss on extinguishment of debt and taxes.
Comparison of 2024 and 2023
Americas
Americas net revenues for the year ended December 31, 2024 increased $24.9 million, or 1.2%, compared to the prior year, which was primarily attributable to a $36.0 million contribution from price increases and a $35.2 million increase in sales of new products. The increases in net revenue were partially offset by a $25.9 million decrease from the net impact of acquired and divested businesses and an $18.1 million decrease in sales volumes of existing products, primarily driven by a decline in sales related to our UroLift product line partially mitigated by higher IAB pumps sales.
During the second half of 2024, we were notified that a large customer within our OEM product category intended to vertically integrate a component that we previously manufactured on their behalf. Additionally, we have begun to experience delays in orders from certain customers as they increasingly focus on managing inventories. We cannot predict with certainty the timing of customer inventory corrections; however, should the current trend of customers more tightly managing their inventory persist, it may adversely impact future results.

Americas operating profit for the year ended December 31, 2024 decreased $43.5 million, or 6.1%, compared to the prior year, which was primarily attributable to a benefit recognized in the prior year resulting from decreases in the estimated fair value of our contingent consideration liabilities, in contrast to an increase recognized in the current period, and operating expenses incurred by the acquired Palette business. The factors contributing to a decrease in operating profit were partially mitigated by an increase in gross profit resulting from price increases and higher sales, partially offset by higher manufacturing costs.
EMEA
EMEA net revenues for the year ended December 31, 2024 increased $31.8 million, or 5.4%, compared to the prior year, which was primarily attributable to a $25.8 million increase in sales volumes of existing products and price increases, partially offset by the unfavorable impact from an increase in our reserves related to the Italian payback measure.
EMEA operating profit for the year ended December 31, 2024 increased $21.9 million, or 19.7%, compared to the prior year, which was primarily attributable to lower research and development expenses related to the European Union Medical Device Regulation and an increase in gross profit resulting from higher sales and price increases. The increases in operating profit were partially offset by an increase in sales expenses to support higher sales.
Asia
Asia net revenues for the year ended December 31, 2024 increased $16.1 million, or 4.7%, compared to the prior year, which was primarily attributable to a $13.0 million increase in sales volumes of existing products, and revenues generated by the acquisition of Palette. The increase in net revenues was partially offset by unfavorable fluctuations in foreign currency exchange rates.
Asia operating profit for the year ended December 31, 2024 decreased $6.3 million, or 5.2%, compared to the prior year, which was primarily attributable to an increase in sales and marketing expenses to support higher sales, an increase in research and development expenses, and unfavorable fluctuations in foreign currency exchange rates. The decreases in operating profit were partially offset by an increase in gross profit resulting from higher sales, despite an unfavorable impact from product mix.
The Chinese government has implemented regional and national programs for volume-based procurement ("VBP") of medical device products designed to reduce healthcare costs. These programs require manufacturers to meet specific quality and quantity requirements to be awarded tenders. Successful tenders provide allocated sales volumes, while unsuccessful bids may result in significant revenue loss. During the fourth quarter of 2024, we were awarded a tender for certain products with our surgical product category under a VBP program. The anticipated implementation of this program during 2025 is expected to have an adverse impact on future results due to reduced pricing.
Currently, we are not aware of any other upcoming VBP programs that are expected to materially impact our product portfolio. However, to the extent additional VBP programs are implemented in the future, we cannot reasonably predict the direct or indirect impact on our financial performance.
Revenue generated from our China business represented approximately 4% of consolidated revenue for the year ended December 31, 2024.
Comparison of 2023 and 2022
Americas
Americas net revenues for the year ended December 31, 2023 increased $115.1 million, or 6.0%, compared to the prior year, which was primarily attributable to a $125.9 million increase in sales of new products, price increases and, to a lesser extent, net revenues generated by the acquired Palette and Standard Bariatrics businesses, partially offset by an $86.2 million decrease in sales volume of existing products. The increase in sales of new products and the decrease in sales of volumes of existing products primarily reflect the conversion to the next generation of an existing product.
Americas operating profit for the year ended December 31, 2023 increased $44.1 million, or 6.6%, compared to the prior year, which was primarily attributable to an increase in gross profit resulting from higher sales and price increases and a benefit recognized from decreases in the estimated fair value of our contingent consideration liabilities. The increases in operating profit were partially offset by an increase in sales expenses to support higher sales, higher research and development expenses, and an increase in operating expenses incurred by the acquired Palette and Standard Bariatrics businesses.
EMEA
EMEA net revenues for the year ended December 31, 2023 increased $27.8 million, or 5.0%, compared to the prior year, which was primarily attributable to $12.1 million in favorable fluctuations in foreign currency exchange rates, price increases and an increase in sales of new products.
EMEA operating profit for the year ended December 31, 2023 increased $14.2 million, or 14.7%, compared to the prior year, which was primarily attributable to lower expenses related to the European Union Medical Device Regulation within research and development expenses and favorable fluctuations in foreign currency exchange rates, partially offset by an increase in sales expenses to support higher sales.
Asia
Asia net revenues for the year ended December 31, 2023 increased $40.6 million, or 13.2%, compared to the prior year, which was primarily attributable to a $25.5 million increase in sales volume of existing products and an $18.8 million increase in sales of new products, partially offset by unfavorable fluctuations in foreign currency exchange rates.
Asia operating profit for the year ended December 31, 2023 increased $16.3 million, or 15.5%, compared to the prior year, which was primarily attributable to an increase in gross profit resulting from price increases and higher sales, partially offset by unfavorable fluctuations in foreign currency exchange rates and an increase in sales expenses to support higher sales.

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is our cash flows provided by operating activities. Our cash flows provided by operating activities are reduced by cash used to, among other things, fulfill contractual obligations for minimum lease payments under noncancellable operating leases, which often extend beyond one year; the weighted average remaining lease term of our operating lease portfolio is 6.5 years. Our cash flows provided by operating activities are also reduced by cash used for unconditional legally binding commitments to purchase goods or services (i.e., purchase obligations), which are primarily related to inventory expected to be purchased within one year.
Other significant factors that affect our overall management of liquidity include contractual obligations such as scheduled principal and interest payments with respect to outstanding indebtedness and tax on deemed repatriation of non-U.S. earnings, of which the final payment will be made in 2025. We may also be obligated to make payments for contingent consideration due to past acquisitions, the timing and amount of which may be uncertain, and the magnitude of which can vary from year to year. Other significant factors that affect our liquidity include certain actions controlled by management such as capital expenditures, acquisitions, and dividends. See Note 10, Note 12 and Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
We believe our cash flow from operations, available cash and cash equivalents and borrowings under our revolving credit facility (which is provided for under the Credit Agreement) and accounts receivable securitization facility will enable us to fund our operating requirements, capital expenditures and debt obligations for the next 12 months and the foreseeable future.
Of our $290.2 million of cash and cash equivalents at December 31, 2024, $192.6 million was held at non-U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis.
On February 26, 2024, we executed two separate term cross-currency swap agreements set to expire on February 26, 2027 and February 28, 2029, respectively, to hedge against the effect of variability in the U.S. dollar to euro exchange rate. Each of the swap agreements had a notional principal amount of $250 million and was designated as a net investment hedge. On April 25, 2024, the cross-currency agreements executed in February 2024 were terminated in response to changes in market conditions, resulting in $0.4 million in a cash settlement payment, and we simultaneously executed two new separate term cross-currency swap agreements with the same expiration dates and notional values (together, the "2024 Cross-currency swap agreements"). The cross-currency swap agreements expiring in 2027 include five different financial institution counterparties and notionally exchanged $250 million at an annual interest rate of 4.25% for €233.4 million at an annual interest rate of 2.44%. The cross-currency swap agreements expiring in 2029 include four different financial institution counterparties and notionally exchanged $250 million at an annual interest rate of 4.25% for €233.4 million at an annual interest rate of 2.45%. Both of the 2024 Cross-currency swap agreements are designated as net investment hedges and require an exchange of the notional amounts upon expiration or the earlier termination of the agreements. We and the counterparties have agreed to effect the exchange through a net settlement. As a result, we may be required to pay (or be entitled to receive) an amount equal to the difference, on the expiration or earlier termination date, between the U.S. dollar equivalent of the €466.8 million notional amount and the $500 million notional amount. The 2024 Cross-currency swap agreements entail risk that the counterparties will not fulfill their obligations under the agreements. However, we believe the risk is reduced because we have entered into separate agreements with nine different counterparties, all of which are large, well-established financial institutions. Based on the U.S. dollar to euro currency exchange rate in effect April 25, 2024, and assuming exchange rates remain constant throughout the terms of the 2024 Cross-currency swap agreements, we would realize a reduction in annual cash interest expense of $9.0 million.
On July 30, 2024, the Board of Directors authorized a share repurchase program for up to $500 million of our common stock. The timing, price and actual number of shares of common stock that may be repurchased under the share repurchase authorization will depend on a variety of factors including price, market conditions and corporate and regulatory requirements. The repurchases may occur in open market transactions, transactions structured through investment banking institutions, in privately negotiated transactions, by direct purchases of common stock or a combination of the foregoing, and the timing and amount of stock repurchased will depend on market and business conditions, applicable legal and credit requirements and other corporate considerations. The authorization of the repurchase program does not constitute a binding obligation to acquire any specific amount of common stock, and the repurchase program may be suspended or discontinued at any time. On August 2, 2024, we entered into an accelerated share repurchase agreement for $200 million of our common stock. Under this agreement, 678,110 shares of common stock, representing 80% of the $200 million aggregate, were delivered and included in treasury stock. The initial shares received were calculated based on a price per share of $235.95, which was the closing share price of our common stock on August 1, 2024. Final settlement under the ASR Transaction occurred on October 30, 2024, at which time we received 172,351 additional shares of common stock. The total shares received were calculated based on a price per share of $235.17, which was based on volume-weighted average prices of our common stock during the accelerated share repurchase period less a discount.
On February 28, 2025, we entered into an accelerated share repurchase agreement for $300 million of our common stock, representing the remainder of the share repurchase program approved by the Board of Directors in 2024. We plan to fund the share repurchase with $300 million in additional borrowings under our Senior Credit facility.
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

Recently Announced Strategic Actions
On February 27, 2025, we announced our intention to create a new, independently traded public company. During 2025 and the first half of 2026, we expect to incur significant separation and transaction costs related to the proposed separation, which will likely adversely impact our earnings and operating cash flows. Additionally, we expect to incur some amount of dis-synergies following those transactions due to the reduced size of our remaining company and, as a result, we will need to undertake actions to ensure that our cost structure is appropriate to support our remaining businesses.
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

Guarantor Subsidiaries (collectively, the “Obligor Group”) as of and for the year ended December 31, 2024 is as follows:

	Year Ended December 31, 2024
	Obligor Group	Intercompany	Obligor Group (excluding intercompany)
Net revenue	$2,103.1	$232.8	$1,870.3
Cost of goods sold	1,317.1	190.4	1,126.7
Gross profit	786.0	42.4	743.6
Income from continuing operations	75.5	293.6	(218.1)
Net income	75.0	293.6	(218.6)

	December 31, 2024
	Obligor Group	Intercompany	Obligor Group (excluding intercompany)
Total current assets	$1,034.1	$201.2	$832.9
Total assets	2,815.2	277.8	2,537.4
Total current liabilities	1,275.4	953.4	322.0
Total liabilities	3,450.5	1,126.6	2,323.9

The same accounting policies as described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 are used by the Parent Company and each of its subsidiaries in connection with the summarized financial information presented above. The Intercompany column in the table above represents transactions between and among the Obligor Group and non-guarantor subsidiaries (i.e., those subsidiaries of the Parent Company that have not guaranteed payment of the 2027 Notes). Obligor investments in non-guarantor subsidiaries and any related activity are excluded from the financial information presented above.
See "Financing Arrangements" below as well as Note 10 and Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K for further information related to our borrowings and financial instruments.

Cash Flows
The following table provides a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2024	2023
Cash flows from continuing operations provided by (used in):
Operating activities	$638.3	$511.7
Investing activities	(99.4)	(621.2)
Financing activities	(421.9)	38.5
Cash flows used in discontinued operations	(2.5)	(1.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(9.7)	2.8
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	$104.8	$(69.2)
Cash Flow from Operating Activities
Net cash provided by operating activities from continuing operations was $638.3 million during 2024, and $511.7 million during 2023. The $126.6 million increase was primarily attributable to favorable operating results, surplus plan assets from the TRIP termination included within prepaid expenses and other assets, a decrease in cash outflows from inventories as we continue to moderate our inventory levels and a decrease in cash outflows from accounts payable and accrued expenses stemming primarily from lower payments associated with our restructuring plans. The increases in net cash provided from operating activities were partially offset by higher tax payments.

Cash Flow from Investing Activities
Net cash used in investing activities from continuing operations was $99.4 million during 2024, which primarily consisted of $126.4 million in capital expenditures, partially offset by $27.2 million in net proceeds on swaps designated as net investment hedges.
Cash Flow from Financing Activities
Net cash used in financing activities from continuing operations was $421.9 million during 2024, which primarily consisted of $200.0 million in repurchases of our common stock under the accelerated share repurchase agreement, a $161.5 million reduction in net borrowings under our Senior Credit Facility and $63.5 million in dividend payments.
For a discussion of our cash flow comparison for 2023 and 2022, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 23, 2024.
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

	2024	2023
Net cash provided by operating activities from continuing operations	$638.3	$511.7
Less: Capital expenditures	126.4	91.5
Free cash flow	$511.9	$420.2

Financing Arrangements
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
At December 31, 2024, we had $113.0 million in borrowings outstanding and $0.9 million in outstanding standby letters of credit under our $1.0 billion revolving credit facility.

The Credit Agreement contains customary representations and warranties and covenants that, in each case, subject to certain exceptions, qualifications and thresholds, (a) place limitations on us and our subsidiaries regarding the incurrence of additional indebtedness, additional liens, fundamental changes, dispositions of property, investments and acquisitions, dividends and other restricted payments, transactions with affiliates, restrictive agreements, changes in lines of business and swap agreements, and (b) require us and our subsidiaries to comply with sanction laws and other laws and agreements, to deliver financial information and certain other information and give notice of certain events, to maintain their existence and good standing, to pay their other obligations, to permit the administrative agent and the lenders to inspect their books and property, to use the proceeds of the Credit Agreement only for certain permitted purposes and to provide collateral in the future. Subject to certain exceptions, we are required to maintain a maximum total net leverage ratio of 4.50 to 1.00. We are further required to maintain a minimum interest coverage ratio of 3.50 to 1.00. As of December 31, 2024, we were in compliance with the covenants in the Credit Agreement.
On February 24, 2025, we amended and restated our existing Credit Agreement to facilitate our upcoming acquisition of the VI business. For additional information, see Note 20 to the consolidated financial statements included in this Annual Report on Form 10-K.
2027 and 2028 Senior Notes
As of December 31, 2024, the outstanding principal amount of our 2027 Notes and 2028 Notes (collectively the "Senior Notes") was $500 million, respectively. The indenture governing the Senior Notes contains covenants that, among other things among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions. The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our existing and future 100% owned domestic subsidiaries that are a guarantor or other obligor under the Credit Agreement and by certain of our other 100% owned domestic subsidiaries. As of December 31, 2024, we were in compliance with all of the terms of our Senior Notes.
Accounts receivable securitization
We have an accounts receivable securitization facility under which we sell an undivided interest in domestic accounts receivable for consideration of up to $75 million to a commercial paper conduit. As of December 31, 2024 and 2023, we borrowed the maximum amount available of $75 million under this facility. This facility is utilized to provide increased flexibility in funding short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of our counterparty to terminate this facility. As of December 31, 2024, we were in compliance with the covenants and none of the termination events had occurred.
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
We review the net realizable value of inventory each reporting period and adjust as necessary. We regularly compare inventory quantities on hand against historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. In assessing historical usage, we also qualitatively assess business trends to evaluate the reasonableness of using historical information in estimating future usage. Our inventory reserve was $59.4 million and $54.3 million at December 31, 2024 and 2023, respectively.
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
The increased use and FDA approval of GLP-1 products for the treatment of chronic weight management has impacted the demand for bariatric surgery procedures and our Titan SGS product line acquired as part of our 2022 acquisition of Standard Bariatrics Inc. Although the long term impact on bariatric procedures from GLP-1 products is uncertain, to the extent GLP-1 products reduce the long term demand for bariatrics surgery procedures and cause their prevalence to differ significantly from management’s expectations, we ultimately may find it necessary to recognize future impairment charges with respect to the related assets, which could be material.
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
Goodwill
Goodwill impairment assessments are performed at a reporting unit level. For purposes of this assessment, our reporting units are our operating segments, or, in certain cases, a business one level below our operating segments. Our reporting units did not change as a result of our segment change in the fourth quarter of 2024.
For the year ended December 31, 2024 we recognized a goodwill impairment charge of $240 million related to our Interventional Urology North America reporting unit. For further information refer to Note 8 in this Annual Report on Form 10-K. As the fair values of our remaining reporting units are more likely than not greater than the carrying values, no additional impairment charges were recorded as a result of the annual goodwill impairment testing performed during the fourth quarter of 2024.
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
The more significant judgments and assumptions in determining fair value using in the Income Approach include (1) the amount and timing of expected future cash flows, which are based primarily on our estimates of future sales, operating income, industry trends and the regulatory environment of the individual reporting units, (2) the expected long-term growth rates of revenue and EBITDA for each of our reporting units, which approximate the expected long-term growth rate of the global economy and of the medical device industry, and (3) the discount rates that are used to estimate the present value of the future cash flows, which are based on an assessment of the risk inherent in the future cash flows of the respective reporting units along with various market based inputs. The more significant judgments and assumptions used in the Market Approach include (1) determination of appropriate revenue and EBITDA multiples used to estimate a reporting unit’s fair value and (2) the selection of appropriate comparable companies to be used for purposes of determining those multiples. There were no changes to the underlying methods used in 2024 as compared to the valuations of our reporting units in the past several years.
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
We did not record any impairment charges related to intangible assets during the years ended December 31, 2024 and December 31, 2024. See "Restructuring and impairment charges" within "Result of Operations" above as well as Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information on these charges.
Contingent Consideration Liabilities

In connection with an acquisition, we may be required to pay future consideration that is contingent upon the achievement of specified objectives, such as receipt of regulatory approval, commercialization of a product or achievement of sales targets. In a business combination, we record a contingent liability, as of the acquisition date, representing the estimated fair value of the contingent consideration we expect to pay. We determined the fair value of the contingent consideration liabilities related to the Palette acquisition, which represents the majority of our contingent consideration liabilities at December 31, 2024, using a Monte Carlo valuation approach, which simulates future revenues during the earn out-period using management's best estimates. We determined the fair value of our other contingent consideration liabilities using a discounted cash flow analysis. Significant judgment is required in determining the assumptions used to calculate the fair value of the contingent consideration. Increases in projected revenues and probabilities of payment may result in significantly higher fair value measurements; decreases in these items may have the opposite effect. Increases in discount rates in the periods prior to payment may result in significantly lower fair value measurements; decreases may have the opposite effect. See Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
We remeasure our contingent consideration liabilities each reporting period and recognize the change in the liabilities' fair value within selling, general and administrative expenses in our Consolidated Statement of Income. As of December 31, 2024 and 2023, we accrued $49.3 million and $39.5 million of contingent consideration, respectively, related to completed business combinations.
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
In assessing the realizability of our deferred tax assets, we evaluate positive and negative evidence and use judgments regarding past and future events, including results of operations and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, we determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized, in which case we apply a valuation allowance to offset the amount of such deferred tax assets. To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required. The valuation allowance for deferred tax assets of $88.4 million and $95.7 million at December 31, 2024 and 2023, respectively, relates principally to the uncertainty of the utilization of tax loss and credit carryforwards in various jurisdictions.
Significant judgment is required in determining income tax provisions and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that tax positions are supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, we are examined by various federal, state and non-U.S. tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We adjust the income tax provision, the current tax liability and deferred taxes in any period in which we become aware of facts that necessitate an adjustment. We are currently under examination in Germany and the United States. The ultimate outcome of these examinations could result in increases or decreases to our recorded tax liabilities, which would affect our financial results. See Note 15 to the consolidated financial statements in this Annual Report on Form 10-K for additional information regarding our uncertain tax positions.

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
Interest Rate Risk
We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. The table below provides information regarding the interest rates by year of maturity for our fixed and variable rate debt obligations. Variable interest rates on the revolving credit facility and the term loan facility on December 31, 2024 were determined using a base rate of the adjusted Term SOFR plus the applicable spread. The variable interest rate on the accounts receivable securitization facility was based on SOFR plus the applicable spread.

	Year of Maturity
	2025	2026	2027	2028	2029	Thereafter	Total
Fixed rate debt	$—	$—	$500.0	$500.0	$—	$—	$1,000.0
Average interest rate	—%	—%	4.625%	4.250%	—%	—%	4.438%
Variable rate debt	$100.0	$25.0	$538.0	$—	$—	$—	$663.0
Average interest rate	5.314%	5.707%	5.707%	—%	—%	—%	5.648%
A change of 1.0% in variable interest rates would increase or decrease annual interest expense by $6.6 million based on our outstanding debt as of December 31, 2024.
Foreign Currency Risk
The global nature of our operations exposes us to foreign currency risks. These risks include exposure from the effect of fluctuating exchange rates on payables and receivables as well as intercompany loans relating to transactions that are denominated in currencies other than a location’s functional currency and exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period. Our principal currency exposures relate to the Euro, Chinese Renminbi, Mexican Peso, Malaysia Ringgit, Canadian Dollar, and Czech Koruna. We utilize foreign currency forward exchange contracts and cross-currency interest rate swap contracts to attempt to minimize our exposure to these risks. Gains and losses on these contracts substantially offset losses and gains on the underlying hedged transactions.
As of December 31, 2024, the total notional amount for the foreign currency forward exchange contracts and cross-currency interest rates swap contracts, expressed in U.S. dollars, was $439.5 million and $1.0 billion, respectively. A sensitivity analysis of changes in the fair value of these contracts outstanding as of December 31, 2024, while not predictive in nature, indicated that a hypothetical 10% increase/decrease in the value of the U.S. dollar against all currencies would increase the fair value of these contracts by $71.0 million and decrease the fair value of these contracts by $92.8 million, respectively, the majority of which relates to the cross-currency interest rate swap contracts.

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

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2024, none of our directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For the information required by this Item 10 with respect to our Executive Officers, see Part I, Item 1. of this report. For the other information required by this Item 10, see “Election Of Directors,” “Nominees for Election to the Board of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Proxy Statement for our 2025 Annual Meeting, which information is incorporated herein by reference. The Proxy Statement for our 2025 Annual Meeting will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
For the information required by this Item 11, see “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation” in the Proxy Statement for our 2025 Annual Meeting, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For the information required by this Item 12 with respect to beneficial ownership of our common stock, see “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2025 Annual Meeting, which information is incorporated herein by reference.
The following table sets forth certain information as of December 31, 2024 regarding our equity plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (2)
	(A)	(B)	(C)
Equity compensation plans approved by security holders	1,393,754	$239.43	3,583,530
(1) The number of securities in column (A) excludes: (i) 228,324 restricted stock units and (ii) 111,696 shares of common stock underlying performance stock units if maximum performance levels are achieved; the actual number of shares, if any, to be issued with respect to the performance stock units will be based on performance with respect to specified financial and relative stock price measures. Restricted stock units and performance stock units have no exercise price.
(2) The number of securities in column (C) includes shares issuable under the Teleflex Incorporated 2023 Stock Incentive Plan (the “Plan”). All available shares may be used for stock options and for equity awards that do not require payment of an exercise price, including restricted stock units and performance stock units, subject to adjustment in accordance with special share counting rules in the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For the information required by this Item 13, see “Certain Transactions” and “Corporate Governance” in the Proxy Statement for our 2025 Annual Meeting, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
For the information required by this Item 14, see “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Procedures” in the Proxy Statement for our 2025 Annual Meeting, which information is incorporated herein by reference.

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
First Supplemental Indenture, dated February 25, 2021, by and among Z-Medica, LLC, the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2.2 to the Company’s Form 10-K filed on March 1, 2022).

*4.2.3	—
Second Supplemental Indenture, dated November 7, 2022, by and among Standard Bariatrics, Inc., Traverse Vascular, Inc., the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association) (incorporated by reference to Exhibit 4.2.23 to the Company's Form 10-K filed on February 23, 2023).

*4.2.4	—	Form of 4.25% Senior Note due 2028 (included in Exhibit 4.2.1).
*4.3	—	Description of Company securities registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Company's Form 10-K filed on February 23, 2024).
^*10.1	—
Teleflex Incorporated Retirement Income Plan (formerly known as the Teleflex Incorporated Salaried Employees’ Pension Plan), as amended and restated effective August 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Form 10=K filed on February 23, 2023).

^*10.2.1	—	Teleflex Incorporated Directors' Deferred Compensation Plan, dated November 22, 2019 (incorporated by reference to Exhibit 10.2.1 to the Company’s Form 10-K filed on February 21, 2020).
^*10.2.2	—	Teleflex Incorporated Deferred Compensation Plan, dated November 22, 2019 (incorporated by reference to Exhibit 10.2.2 to the Company’s Form 10-K filed on February 21, 2020).
^*10.3.1	—	Amended and Restated Teleflex 401(k) Savings Plan, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.3.1 to the Company’s Form 10-K filed on March 1, 2022).

Exhibit No.		Description
^*10.3.2	—	First Amendment to Teleflex 401(k) Savings Plan, dated April 1, 2021 (incorporated by reference to Exhibit 10.3.2 to the Company’s Form 10-K filed on March 1, 2022).
^*10.3.3	—	Second Amendment to Teleflex 401(k) Savings Plan, dated November 7, 2022 (incorporated by reference to Exhibit 10.3.3 to the Company's Form 10-K filed on February 23, 2023).
^10.3.4	—	Third Amendment to the Teleflex 401(k) Savings Plan, dated December 4, 2024.
^*10.4.1	—	2008 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders filed on March 21, 2008).
^*10.4.2	—	Amendment, dated March 28, 2012, to 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 1, 2012).
^*10.5	—
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

^*10.18	—	Senior Executive Officer Severance Agreement, dated February 25, 2021, between the Company and Jay White (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on April 29, 2021).
^*10.19	—	Executive Change In Control Agreement, dated February 25, 2021, between the Company and Jay White (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on April 29, 2021).

Exhibit No.		Description
*10.20	—
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

^*10.22	—	Form of Stock Option Agreement under the Company’s 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company's Form 10-K filed on February 23, 2024).
^*10.23	—	Form of Restricted Stock Unit Agreement under the Company’s 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K filed on February 23, 2024).
^*10.24	—	Form of Performance Stock Unit Agreement under the Company’s 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K filed on February 23, 2024).
19	—	Insider Trading Policy
21	—	Subsidiaries of the Company.
22	—	List of subsidiary guarantors and guaranteed securities.
23	—	Consent of Independent Registered Public Accounting Firm.
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act.
32.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act.
^*97	—
Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards of the New York Stock Exchange (incorporated by reference to Exhibit 97 to the Company's Form 10-K filed on February 23, 2024).

101.1	—
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2024, December 31, 2023 and December 31, 2022; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, December 31, 2023 and December 31, 2022; (iii) the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, December 31, 2023 and December 31, 2022; (v) the Consolidated Statements of Changes in Equity for the years ended December 31, 2024, December 31, 2023 and December 31, 2022; and (vi) Notes to Consolidated Financial Statements.

104.1	—	The cover page of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in inline XBRL (included in Exhibit 101.1).
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

Dated: February 28, 2025

TELEFLEX INCORPORATED

FINANCIAL STATEMENT SCHEDULE

Page
Schedule II Valuation and qualifying accounts as of and for the years ended December 31, 2024, 2023 and 2022	56

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Liam J. Kelly	/s/ Thomas E. Powell
Liam J. Kelly Chairman, President and Chief Executive Officer	Thomas E. Powell Executive Vice President and Chief Financial Officer
February 28, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Teleflex Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Teleflex Incorporated and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessments - Interventional Urology North America Reporting Unit

As described in Notes 1 and 8 to the consolidated financial statements, the Company’s goodwill balance was $2,632.3 million as of December 31, 2024, of which $403.9 million relates to the Interventional Urology North America (IU) reporting unit. Goodwill is not amortized but is tested for impairment annually during the fourth quarter or more frequently if events or changes in circumstances indicate that an impairment may exist. As disclosed by management, under a quantitative impairment test, the fair value of a reporting unit is compared to the carrying value. The fair value of the reporting unit is calculated using a combination of two methods; one which estimates the discounted cash flows of the reporting unit based on projected earnings in the future (the Income Approach) and one which is based on revenue and EBITDA of similar businesses to those of the reporting unit in actual transactions (the Market Approach). If the fair value of the reporting unit exceeds the carrying value, there is no impairment. If the reporting unit carrying value exceeds the fair value, the Company recognizes an impairment loss based on the amount the carrying value of the reporting unit exceeds its fair value. During the second quarter, management identified indicators of a potential impairment related to the IU reporting unit. The indicators of a potential impairment primarily arose from lower than anticipated sales results from the UroLift product line, primarily driven by the adverse impact of persistent end-market challenges within the U.S. office site of service. Management performed a quantitative impairment test of the reporting unit and determined that the fair value of the IU reporting unit exceeded the carrying value. In connection with preparing the financial statements for the year ended December 31, 2024, management performed the annual impairment test for goodwill and determined that the carrying value of the IU reporting unit exceeded its fair value and the Company recognized an impairment charge of $240 million. The more significant judgments and assumptions in determining the fair value of the IU reporting unit for the 2024 impairment assessments included revenue growth rates, the projected operating margins, and the discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the IU reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the IU reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, the projected operating margins, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the IU reporting unit. These procedures also included, among others, testing management’s process for developing the fair value estimates of the IU reporting unit. Testing management’s process included (i) evaluating the appropriateness of the income and market approaches; (ii) testing the completeness and accuracy of underlying data used in the income and market approaches; and (iii) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, the projected operating margins, and the discount rate. Evaluating management’s assumptions related to revenue growth rates and the projected operating margins involved considering the current and past performance of the IU reporting unit, the consistency with external market and industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 28, 2025

We have served as the Company’s auditor since 1962.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2024	2023	2022
	(Dollars and shares in thousands, except per share)
Net revenues	$3,047,324	$2,974,489	$2,791,041
Cost of goods sold	1,344,645	1,327,558	1,259,954
Gross profit	1,702,679	1,646,931	1,531,087
Selling, general and administrative expenses	995,271	929,867	863,748
Research and development expenses	161,672	154,351	153,819
Pension settlement charge	132,732	45,244	—
Goodwill impairment charge	240,000	—	—
Restructuring and other impairment charges	21,991	15,604	20,299
Gain on sale of assets and business	—	(4,448)	(6,504)
Income from continuing operations before interest, loss on extinguishment of debt and taxes	151,013	506,313	499,725
Interest expense	83,544	85,082	54,264
Interest income	(8,009)	(12,781)	(912)
Loss on extinguishment of debt	—	—	454
Income from continuing operations before taxes	75,478	434,012	445,919
Taxes on income from continuing operations	5,316	76,440	83,003
Income from continuing operations	70,162	357,572	362,916
Operating (loss) income from discontinued operations	(634)	(1,608)	260
(Benefit) taxes on operating loss from discontinued operations	(147)	(364)	37
(Loss) income from discontinued operations	(487)	(1,244)	223
Net income	$69,675	$356,328	$363,139
Earnings per share:
Basic:
Income from continuing operations	$1.50	$7.61	$7.74
(Loss) income from discontinued operations	(0.01)	(0.03)	—
Net income	$1.49	$7.58	$7.74
Diluted:
Income from continuing operations	$1.49	$7.56	$7.67
(Loss) income from discontinued operations	(0.01)	(0.03)	0.01
Net income	$1.48	$7.53	$7.68
Weighted average shares outstanding:
Basic	46,837	46,981	46,898
Diluted	47,094	47,304	47,309
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Net income	$69,675	$356,328	$363,139
Other comprehensive income, net of tax:
Foreign currency:
Foreign currency translation adjustments, net of tax of $(8,419), $7,182 and $(6,634), respectively	(92,594)	44,902	(62,904)
Foreign currency translation, net of tax	(92,594)	44,902	(62,904)
Pension and other postretirement benefits plans:
Prior service cost recognized in net periodic cost, net of tax of $449, $233 and $232, respectively	(1,518)	(775)	(785)
Unamortized gain (loss) arising during the period, net of tax of $(3,073), $(2,284) and $850, respectively	10,232	7,922	(3,649)
Plan settlement charge, net of tax of $(58,065), $(10,352) and $0, respectively	80,074	34,892	—
Net loss recognized in net periodic cost, net of tax of $(286), $(1,844) and $(1,778), respectively	866	6,145	5,882
Foreign currency translation, net of tax of $(87), $145 and $(366), respectively	233	(434)	1,043
Pension and other postretirement benefits plans adjustment, net of tax	89,887	47,750	2,491
Derivatives qualifying as hedges:
Unrealized gain on derivatives arising during the period, net of tax $(454), $123 and $(551), respectively	1,977	8,314	7,179
Reclassification adjustment on derivatives included in net income, net of tax of $92, $385 and $203, respectively	(1,534)	(11,849)	(3,329)
Derivatives qualifying as hedges, net of tax	443	(3,535)	3,850
Other comprehensive (loss) income, net of tax	(2,264)	89,117	(56,563)
Comprehensive income	$67,411	$445,445	$306,576

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(Dollars and shares in thousands, except per share)
ASSETS
Current assets
Cash and cash equivalents	$290,188	$222,848
Accounts receivable, net	459,495	443,467
Inventories	600,133	626,216
Prepaid expenses and other current assets	117,851	107,471
Prepaid taxes	3,457	7,404
Total current assets	1,471,124	1,407,406
Property, plant and equipment, net	502,852	479,913
Operating lease assets	108,912	123,521
Goodwill	2,632,314	2,914,055
Intangibles assets, net	2,268,714	2,501,960
Deferred tax assets	11,374	6,748
Other assets	102,624	98,943
Total assets	$7,097,914	$7,532,546
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$100,000	$87,500
Accounts payable	141,031	132,247
Accrued expenses	143,167	146,880
Payroll and benefit-related liabilities	151,263	146,535
Accrued interest	5,338	5,583
Income taxes payable	41,318	41,453
Other current liabilities	67,243	46,547
Total current liabilities	649,360	606,745
Long-term borrowings	1,555,871	1,727,572
Deferred tax liabilities	391,066	456,080
Pension and postretirement benefit liabilities	20,185	23,989
Noncurrent liability for uncertain tax positions	1,831	3,370
Noncurrent operating lease liabilities	99,154	111,300
Other liabilities	102,307	162,502
Total liabilities	2,819,774	3,091,558
Commitments and contingencies
Shareholders’ equity
Common shares, $1 par value Issued: 2024 — 48,096 shares; 2023 — 48,046 shares	48,096	48,046
Additional paid-in capital	781,184	749,712
Retained earnings	4,115,870	4,109,736
Accumulated other comprehensive loss	(316,669)	(314,405)
	4,628,481	4,593,089
Less: Treasury stock, at cost	350,341	152,101
Total shareholders' equity	4,278,140	4,440,988
Total liabilities and shareholders' equity	$7,097,914	$7,532,546
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$69,675	$356,328	$363,139
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	487	1,244	(223)
Depreciation expense	76,932	68,144	66,502
Intangible asset amortization expense	197,669	173,974	164,088
Deferred financing costs and debt discount amortization expense	3,415	3,400	4,053
Loss on extinguishment of debt	—	—	454
Pension settlement charge	132,732	45,244	—
Fair value step up of acquired inventory sold	1,722	1,536	—
Changes in contingent consideration	10,027	(27,243)	2,350
Asset impairments	7,834	—	1,497
Stock-based compensation	31,348	31,465	27,224
Gain on sale of assets and business	—	(4,448)	(6,504)
Goodwill impairment charge	240,000	—	—
Deferred income taxes, net	(130,237)	(13,046)	(13,008)
Payments for contingent consideration	—	(289)	(3,016)
Interest benefit on swaps designated as net investment hedges	(17,410)	(18,814)	(20,880)
Other	15,888	5,960	(2,906)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(27,952)	(15,763)	(38,459)
Inventories	1,925	(41,068)	(110,686)
Prepaid expenses and other assets	43,026	(11,420)	13,420
Accounts payable, accrued expenses and other liabilities	9,665	(31,258)	(24,786)
Income taxes	(28,486)	(12,263)	(79,453)
Net cash provided by operating activities from continuing operations	638,260	511,683	342,806
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(126,434)	(91,442)	(79,190)
Payments for businesses and intangibles acquired, net of cash acquired	(120)	(603,920)	(198,429)
Proceeds from sales of business and assets	—	15,000	12,434
Net interest proceeds on swaps designated as net investment hedges	27,196	63,134	20,775
Proceeds from sales of investments	7,300	7,300	7,300
Purchase of investments	(7,300)	(11,300)	(22,300)
Net cash (used in) provided by investing activities from continuing operations	(99,358)	(621,228)	(259,410)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	130,000	646,000	744,250
Reduction in borrowings	(291,500)	(544,750)	(884,500)
Debt extinguishment, issuance and amendment fees	—	—	(5,200)
Repurchase of common stock	(200,000)	—	—
Net proceeds from share based compensation plans and the related tax impacts	3,352	5,190	(4,308)
Payments for contingent consideration	(236)	(4,004)	(3,959)
Dividends paid	(63,541)	(63,896)	(63,789)
Net cash (used in) provided by financing activities from continuing operations	(421,925)	38,540	(217,506)
Cash flows from discontinued operations:
Net cash used in operating activities	(2,521)	(1,045)	(665)
Net cash provided by investing activities	—	—	1,469
Net cash (used in) provided by discontinued operations	(2,521)	(1,045)	804
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(9,654)	2,864	(19,744)
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	104,802	(69,186)	(153,050)
Cash, cash equivalents and restricted cash equivalents at the beginning of the year	222,848	292,034	445,084
Cash, cash equivalents and restricted cash equivalents at the end of the year	$327,650	$222,848	$292,034
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Shareholders' Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share amounts)
Balance at December 31, 2021	47,929	$47,929	$693,090	$3,517,954	$(346,959)	1,069	$(157,266)	$3,754,748
Net income				363,139				363,139
Cash dividends ($1.36 per share)				(63,789)				(63,789)
Other comprehensive loss					(56,563)			(56,563)
Shares issued under compensation plans	28	28	21,930			(32)	1,544	23,502
Deferred compensation			98			(5)	833	931
Balance at December 31, 2022	47,957	47,957	715,118	3,817,304	(403,522)	1,032	(154,889)	4,021,968
Net income				356,328				356,328
Cash dividends ($1.36 per share)				(63,896)				(63,896)
Other comprehensive income					89,117			89,117
Shares issued under compensation plans	89	89	34,270			(21)	2,787	37,146
Deferred compensation			324			(5)	1	325
Balance at December 31, 2023	48,046	48,046	749,712	4,109,736	(314,405)	1,006	(152,101)	4,440,988
Net income				69,675				69,675
Cash dividends ($1.36 per share)				(63,541)				(63,541)
Other comprehensive income					(2,264)			(2,264)
Shares issued under compensation plans	50	50	30,583			(29)	3,396	34,029
Repurchase of common stock	—	—	540			850	(202,435)	(201,895)
Deferred compensation			349			(5)	799	1,148
Balance at December 31, 2024	48,096	$48,096	$781,184	$4,115,870	$(316,669)	1,822	$(350,341)	$4,278,140

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
Accounts receivable: Accounts receivable represent amounts due from customers related to the sale of products and provision of services. Our allowance for credit losses is maintained for trade accounts receivable based on the expected collectability of accounts receivable and losses expected to be incurred over the life of our receivables. Considerations to determine credit losses include our historical collection experience, the length of time an account is outstanding, the financial position of the customer, information provided by credit rating services, as well as the consideration of events or circumstances indicating historic collection rates may not be indicative of future collectability. The allowance for credit losses as of December 31, 2024 and December 31, 2023 was $10.0 million and $9.5 million, respectively. The current portion of the allowance for credit losses, which was $6.1 million and $5.5 million as of December 31, 2024 and December 31, 2023, respectively, was recognized as a reduction of accounts receivable, net.
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

Property, plant and equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation. Costs incurred to develop internal-use computer software during the application development stage generally are capitalized. Costs of enhancements to internal-use computer software are capitalized, provided that these enhancements result in additional functionality. Other additions and improvements that increase the capacity or lengthen the useful lives of the assets are also capitalized. Composite useful lives for categories of property, plant and equipment, which are depreciated on a straight-line basis, are as follows: buildings - 30 years; machinery and equipment - 3 to 15 years; computer equipment and software - 3 to 10 years. Leasehold improvements are depreciated over the lesser of the useful lives of the leasehold improvements or the remaining lease term. Repairs and maintenance costs are expensed as incurred.
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
In performing the goodwill impairment test, we may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, and entity specific factors such as strategies and financial performance. If, after completing the qualitative assessment, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative impairment

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

test, described below. Alternatively, we may elect to bypass the qualitative assessment and perform the quantitative impairment test. Under a quantitative impairment test, we compare the fair value of a reporting unit to its carrying value. If the reporting unit fair value exceeds the carrying value, there is no impairment. If the reporting unit carrying value exceeds the fair value, we recognize an impairment loss based on the amount the carrying value of the reporting unit exceeds its fair value. For the year ended December 31, 2024, we recognized a goodwill impairment charge of $240 million related to our Interventional Urology North America reporting unit. For further information refer to Note 8.
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
Intangible assets that do not have indefinite lives, consisting of intellectual property, customer relationships, distribution rights, certain trade names and non-competition agreements, are amortized over their estimated useful lives, which are as follows: intellectual property, 8 to 20 years; customer relationships, 8 to 27 years; distribution rights, 10 years; trade names, 15 to 30 years. The weighted average remaining amortization period with respect to our intangible assets is approximately 12 years. We periodically evaluate the reasonableness of the useful lives of these assets.
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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition date. Any additional amount paid in excess of the amount initially accrued is classified as an operating activity in the consolidated statement of cash flows.
If the transaction is determined to be an asset acquisition rather than a business combination, a contingent consideration liability is recognized when the specified objective is deemed probable and is estimable.
Revenue recognition: We primarily generate revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when our products are shipped from the manufacturing or distribution facility. For the OEM (Original Equipment Manufacturer and Development Services) product category, included within our Americas segment, most revenue is recognized over time because OEM generates revenue from the sale of custom products that have no alternative use and we have an enforceable right to payment to the extent that performance has been completed. We market and sell products through our direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers, which represented 87%, 11% and 2% of our consolidated net revenues, respectively, for the year ended December 31, 2024. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. With respect to the custom products sold in the OEM, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.
We have made the following revenue accounting policy elections and elected to use certain practical expedients: (1) we account for amounts collected from customers for sales and other taxes, net of related amounts remitted to tax authorities; (2) we do not adjust the promised amount of consideration for the effects of a significant financing component because, at contract inception, we expect the period between the time when we transfer a promised good or service to the customer and the time when the customer pays for that good or service will be one year or less; (3) we expense costs to obtain a contract as they are incurred if the expected period of benefit, and therefore the amortization period, is one year or less; (4) we account for shipping and handling activities that occur after control transfers to the customer as a fulfillment cost rather than an additional promised service; (5) we classify shipping and handling costs within cost of goods sold; and (6) with respect to OEM, we have applied the practical expedient to exclude disclosure of remaining performance obligations as the contracts typically have a term of one year or less.
The amount of consideration we receive and revenue we recognize varies as a result of changes in customer sales incentives, including discounts and rebates, and returns offered to customers. The estimate of revenue is adjusted upon the earlier of the following events: (i) the most likely amount of consideration expected to be received changes or (ii) the consideration becomes fixed. Our policy is to accept returns only in cases in which the product is defective and covered under our standard warranty provisions. When we give customers the right to return products, we estimate the expected returns based on an analysis of historical experience. The liability for returns and allowances, which includes liabilities established related to the Italian payback matter discussed in Note 17, was $41.7 million and $22.2 million as of December 31, 2024 and 2023, respectively. In estimating customer rebates, we consider the lag time between the point of sale and the payment of the customer’s rebate claim, customer-specific trend analyses, contractual commitments, including stated rebate rates, historical experience with respect to specific customers (as we have a history of providing similar rebates on similar products to similar customers) and other relevant information. The reserve for customer incentive programs, including customer rebates, was $24.9 million and $26.7 million at December 31, 2024 and 2023, respectively. We expect the amounts subject to the reserve as of December 31, 2024 to be paid within 90 days subsequent to period-end.
Leases: We determine whether a contract is, or includes, a lease at inception. Right-of-use assets and lease liabilities are recognized at lease commencement based on the estimated present value of unpaid lease payments over the lease term. To determine the present value we use an incremental borrowing rate derived from information available at lease commencement.
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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Recently issued accounting standards
In November 2023, the Financial Accounting Standard Board ("FASB") issued new guidance designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses per segment. We adopted the new standard for the fiscal year ended December 31, 2024 using a retrospective transition approach. Additional information and disclosures required by the new guidance are provided in Note 18.
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
In November 2024, the FASB issued new guidance designed to enhance disclosures regarding the nature of expenses included in the income statement. The guidance requires tabular disclosures that disaggregate information about prescribed expense categories within relevant income statement expense captions. The guidance is effective for all fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. The new standard can be adopted on a prospective basis with an option to be adopted retrospectively and early adoption is permitted. We are currently evaluating this guidance to determine its impact on our consolidated financial statements.
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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 - Net revenues
The following table disaggregates revenue by global product category for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Vascular access	$732,675	$708,044	$683,612
Interventional	586,057	511,434	445,018
Anesthesia	395,285	389,957	388,890
Surgical	450,482	427,359	392,917
Interventional urology	331,092	319,785	322,832
OEM	344,511	326,008	272,624
Other (1)	207,222	291,902	285,148
Net revenues (2)	$3,047,324	$2,974,489	$2,791,041
(1) Includes revenues generated from sales of our respiratory and urology products (other than interventional urology products).
(2) The product categories listed above are presented on a global basis, as each of our reportable segments is defined based on the geographic location of its operations.

Note 4 —Acquisitions
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
The fair value of the assets acquired and the liabilities assumed resulted in the recognition of $355.1 million of goodwill, $264.0 million of intellectual property, $40.5 million of trade name assets and $29.0 million of customer relationship assets. The fair value of the asset acquired reflects a modification in the third quarter of 2024 to our allocation of the intangible assets acquired between our domestic and foreign entities as we identified new facts and circumstances that existed as of the acquisition date. As a result, we recorded a measurement period adjustment recognizing a $2.0 million decrease in the deferred tax liabilities and goodwill. The allocation change also impacted the currency translation of certain assets and liabilities and as a result, we reversed previously recorded foreign currency translation of $19.7 million, which decreased comprehensive income in the period. The adjustment did not have a significant impact on our results from operations.
We have not reached an agreement on the closing statement adjustments with the seller. However, the measurement period related to this acquisition expired during the fourth quarter of 2024, and as a result, any subsequent adjustments to the consideration transferred will be recognized in the reporting period in which they are settled.
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
Supplemental cash flow information

	Year Ended December 31,
	2024	2023	2022
Non cash investing and financing activities of continuing operations:
Acquisition of businesses	$—	$27,000	$43,168
Acquisition of BIOTRONIK Vascular Intervention business
On February 24, 2025, we executed a definitive agreement to acquire substantially all of the Vascular Intervention business ("the VI Business") of privately-held BIOTRONIK SE & Co. KG (“BIOTRONIK”). See Note 20 for additional information related to this acquisition.

Note 5 — Restructuring and other impairment charges
2024 Restructuring plan
During the fourth quarter of 2024, we initiated the "2024 restructuring plan," a strategic restructuring plan aimed at optimizing operations, reducing costs and enhancing efficiencies across our business lines, and includes the relocation of select office administrative operations. We estimate that we will incur aggregate pre-tax restructuring charges of $6 million to $7 million consisting primarily of termination benefits. In addition, we expect to incur $3 million to $4 million in restructuring related charges, most of which are expected to be recognized in selling, general and administrative expenses. We expect this plan will be substantially completed by the end of 2025.
For the year ended December 31, 2024, we incurred $0.2 million in restructuring related charges in connection with the 2024 restructuring plan, substantially all of which was recognized in selling, general and administrative expenses.
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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of the cost estimates by major type of expense associated with the 2024 Footprint realignment plan:

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

For the year ended December 31, 2024, we incurred $6.6 million in restructuring related charges in connection with the 2024 Footprint realignment plan, substantially all of which was recognized in cost of goods sold.
2023 Footprint Realignment plan
During the third quarter of 2023, we initiated the "2023 Footprint realignment plan," a restructuring plan primarily involving the relocation of certain manufacturing operations to existing lower-cost locations, the outsourcing of certain manufacturing processes and related workforce reductions. These actions are expected to be substantially completed by the end of 2027. The following table provides a summary of the cost estimates by major type of expense associated with the 2023 Footprint realignment plan:

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
For the year ended December 31, 2024, we incurred $2.6 million in restructuring related charges in connection with the 2023 Footprint realignment plan, all of which was recognized in cost of goods sold. As of December 31, 2024, we have incurred aggregate restructuring charges in connection with the 2023 Footprint realignment plan of $2.8 million. In addition, as of December 31, 2024, we have incurred aggregate restructuring related charges of $2.7 million with respect to the 2023 Footprint realignment plan, consisting of certain costs that principally resulted from the transfer of manufacturing operations to new locations.
2023 Restructuring plan
During the fourth quarter of 2023, we initiated the "2023 restructuring plan," which primarily involves the integration of Palette into Teleflex and workforce reductions designed to improve operating performance across the organization by creating efficiencies that align with evolving market demands and our strategy to enhance long-term value creation. The plan is substantially complete and as a result, we expect future restructuring expenses associated with the plan to be immaterial.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the restructuring reserve activity related to our 2024 Restructuring plan, 2024 Footprint realignment plan and 2023 Footprint realignment plan:

	2024 Restructuring plan	2024 Footprint realignment plan	2023 Footprint realignment plan
Balance at December 31, 2022	$—	$—	$—
Subsequent accruals	—	—	1,451
Cash payments	—	—	(108)
Balance at December 31, 2023 (1)	—	—	1,343
Accruals	6,100	11,203	1,377
Cash payments	(777)	(1,442)	(32)
Foreign currency translation and other	427	961	—
Balance at December 31, 2024 (1)	$5,750	$10,722	$2,688
(1)The restructuring reserves as of December 31, 2024 and 2023 consisted mainly of accruals related to termination benefits. Other costs (facility closure, employee relocation, equipment relocation and outplacement costs) were expensed and paid in the same period.
The restructuring and impairment charges recognized for the years ended December 31, 2024, 2023, and 2022 consisted of the following:

	2024
	Termination benefits	Other Costs (1)	Total
2024 Restructuring plan	$6,086	$14	$6,100
2024 Footprint realignment plan	11,164	39	11,203
2023 Restructuring plan	(1,524)	82	(1,442)
2023 Footprint realignment plan	1,344	33	1,377
2022 Restructuring plan	(1,454)	22	(1,432)
Other restructuring programs (2)	(1,665)	16	(1,649)
Total restructuring charges	13,951	206	14,157
Asset impairment charges	—	7,834	7,834
Total restructuring and other impairment charges	$13,951	$8,040	$21,991

	2023
	Termination benefits	Other Costs (1)	Total
2023 Restructuring plan	$12,535	$—	$12,535
2023 Footprint realignment plan	1,451	—	1,451
2022 Restructuring plan	2,759	369	3,128
Respiratory divestiture plan	(946)	17	(929)
Other restructuring programs (3)	(1,015)	434	(581)
Total restructuring and other impairment charges	$14,784	$820	$15,604

	2022
	Termination benefits	Other Costs (1)	Total
2022 Restructuring plan	$15,465	$58	$15,523
Respiratory divestiture plan	504	74	578
2019 Footprint realignment plan	(1,120)	133	(987)
2018 Footprint realignment plan	1,230	846	2,076
Other restructuring programs (3)	1,306	306	1,612
Total restructuring charges	17,385	1,417	18,802
Asset impairment charges	—	1,497	1,497
Total restructuring and other impairment charges	$17,385	$2,914	$20,299
(1)Includes facility closure, contract termination and other exit costs.
(2)Includes activity primarily related to our 2018 and 2019 Footprint realignment plans, which have concluded.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)Includes activity primarily related to a restructuring plan initiated in the first quarter of 2022 that is designed to relocate manufacturing operations at certain of our facilities (the "2022 Manufacturing relocation plan") and our 2014, 2018, and 2019 Footprint realignment plans, which have concluded.
Other Impairment charges
For the year ended December 31, 2024, we recorded non-cash impairment charges totaling $7.8 million related to a decrease in the carrying value of an equity investment and an impairment of a portion of our operating lease assets stemming from our cessation of occupancy of a specific facility. For the year ended December 31, 2022, we recorded impairment charges of $1.5 million related to our decision to abandon certain assets.

Note 6 — Inventories
Inventories at December 31, 2024 and 2023 consist of the following:

	2024	2023
Raw materials	$155,201	$179,517
Work-in-process	115,814	111,132
Finished goods	329,118	335,567
Inventories	$600,133	$626,216

Note 7 — Property, plant and equipment
The major classes of property, plant and equipment, at cost, at December 31, 2024 and 2023 were as follows:

	2024	2023
Land, buildings and leasehold improvements	$291,696	$284,604
Machinery and equipment	474,879	459,268
Computer equipment and software	234,251	214,573
Construction in progress	112,708	94,633
	1,113,534	1,053,078
Less: Accumulated depreciation	(610,682)	(573,165)
Property, plant and equipment, net	$502,852	$479,913

Note 8 — Goodwill and other intangible assets
Changes in the carrying amount of goodwill, by reportable operating segment, for the years ended December 31, 2024 and 2023 were as follows:

	Americas	EMEA	Asia	Total
Balance as of December 31, 2022
Goodwill	$1,843,103	$468,524	$225,103	$2,536,730
Goodwill related to acquisitions	333,462	4,284	19,279	357,025
Translation and other adjustments	3,517	14,936	1,847	20,300
Balance as of December 31, 2023	2,180,082	487,744	246,229	2,914,055
Goodwill impairment charge	(240,000)	—	—	(240,000)
Goodwill related to acquisitions	(1,953)	—	—	(1,953)
Translation and other adjustments	(5,360)	(22,255)	(12,173)	(39,788)
Balance as of December 31, 2024	$1,932,769	$465,489	$234,056	$2,632,314
Our goodwill impairment testing is performed annually during the fourth quarter of each fiscal year in addition to periods where changes in circumstances indicate that the carrying value of our goodwill assets may not be recoverable. During the second quarter of 2024, we identified indicators of a potential impairment related to our Interventional Urology North America reporting unit (the “IU reporting unit”), included within our Americas operating segment. The indicators of a potential impairment primarily arose from lower than anticipated sales results from our UroLift product line (“UroLift"), primarily driven by the adverse impact of persistent end-market challenges within the U.S. office site of service. We performed a quantitative impairment test of the reporting unit using both the income and the market approaches and no impairment to goodwill was recognized in the second quarter of 2024 as the fair

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the reporting unit exceeded the carrying value. During the third quarter of 2024, the IU reporting unit performed largely in line with the forecast used in the second quarter 2024 quantitative fair value test.

In connection with preparing the financial statements for the year ended December 31, 2024, we performed our annual impairment test for goodwill and determined that the carrying value of the IU reporting unit exceeded its fair value. Consequently, we recognized an impairment charge of $240 million in the goodwill impairment line in the Consolidated Statements of Income. The charge was primarily driven by updates to our UroLift forecast, done as part of our annual operating plan process, which reflects management's expectations of a prolonged period of subdued revenue growth due to persistent end-market challenges and changes in competitive pressures in the short to mid-term. Moreover, we anticipate that challenges related to a combination of price, mainly within the office site of service, and volume, will likely continue to impact growth rates.

As of December 31, 2024, goodwill of the IU reporting unit was $403.9 million after the impairment charge. We estimated the fair value of the reporting unit using both the income and the market approaches. The more significant judgments and assumptions in determining the fair value of the IU reporting unit for our 2024 impairment assessments included the revenue growth rates, the projected operating margins and the discount rate. The quantitative assessment utilized a discount rate of 10.75%.
Intangible assets at December 31, 2024 and 2023 consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	2024	2023	2024	2023
Customer relationships	$1,354,087	$1,363,839	$(620,619)	$(561,753)
In-process research and development	23,666	27,476	—	—
Intellectual property	1,870,407	1,890,957	(863,066)	(745,094)
Distribution rights	23,004	23,301	(22,524)	(22,048)
Trade names	603,202	610,146	(99,443)	(84,864)
Non-compete agreements	21,894	21,934	(21,894)	(21,934)
	$3,896,260	$3,937,653	$(1,627,546)	$(1,435,693)
As of December 31, 2024, trade names having a carrying value of $227.7 million are considered indefinite-lived. Acquired IPR&D is indefinite-lived until the completion of the related development project, at which point amortization of the carrying value of the technology will commence.
Amortization expense related to intangible assets was $197.7 million, $174.0 million, and $164.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. The estimated annual amortization expense for each of the five succeeding years is as follows:

2025	$189,100
2026	186,300
2027	183,100
2028	179,100
2029	169,900

Note 9 — Leases
We have operating leases for various types of properties, consisting of manufacturing plants, engineering and research centers, distribution warehouses, offices and other facilities, and equipment used in operations. Some leases provide us with an option, exercisable at our sole discretion, to terminate the lease or extend the lease term for one or more years. When measuring assets and liabilities arising from a lease that provides us with an option to extend the lease term, we take into account payments to be made in the optional extension period when it is reasonably certain that we will exercise the option. Total lease cost (all of which related to operating leases) was $29.3 million, $31.1 million and $30.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of lease liabilities

December 31, 2024
2025	$21,965
2026	23,254
2027	21,860
2028	20,327
2029	16,745
2030 and thereafter	32,764
Total lease payments	136,915
Less: interest	(20,403)
Present value of lease liabilities	$116,512

Supplemental information

	December 31, 2024	December 31, 2023
Total lease liabilities (1)	$116,512	$130,801
Cash paid for amounts included in the measurement of lease liabilities within operating cash flows	$24,483	$26,938
Right of use assets obtained in exchange for operating lease obligations	$4,349	$12,145
Weighted average remaining lease term	6.5 years	7.0 years
Weighted average discount rate	4.6%	4.4%
(1) The current portion of the operating lease liability is included in other current liabilities.

Note 10 — Borrowings
Our borrowings at December 31, 2024 and 2023 were as follows:

	2024	2023
Senior Credit Facility:
Revolving credit facility, at a rate of 5.71% at December 31, 2024, and 6.71% at December 31, 2023, due 2027	$113,000	$262,000
Term loan facility, at a rate of 5.71% at December 31, 2024 and 6.71% at December 31 2023, due 2027	475,000	487,500
4.625% Senior Notes due 2027	500,000	500,000
4.25% Senior Notes due 2028	500,000	500,000
Securitization program, at a rate of 5.18% at December 31, 2024 and 6.34% at December 31, 2023	75,000	75,000
	1,663,000	1,824,500
Less: Unamortized debt issuance costs	(7,129)	(9,428)
	1,655,871	1,815,072
Current portion of borrowings	(100,000)	(87,500)
Long-term borrowings	$1,555,871	$1,727,572
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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Securitization program
We have an accounts receivable securitization facility under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of Teleflex. Accordingly, the assets of the SPE are not available to satisfy the obligations of Teleflex or any of its subsidiaries. The SPE sells undivided interests in those receivables to an asset backed commercial paper conduit for consideration of up to the maximum available capacity. This facility is utilized from time to time to provide increased flexibility in funding short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of its counterparty to terminate this facility. As of December 31, 2024, we were in compliance with the covenants, and none of the termination events had occurred. As of December 31, 2024 and 2023, we had $75.0 million (the maximum amount available) of outstanding borrowings under our accounts receivable securitization facility.
VI Business acquisition financing
On February 24, 2025, we amended and restated our existing Credit Agreement to facilitate our upcoming acquisition of the VI Business. See Note 20 for additional information.
Fair value of long-term debt
To determine the fair value of our debt for which quoted prices are not available, we use a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. Our implied credit rating is a factor in determining the market interest yield curve. The following table provides the fair value of our debt as of December 31, 2024 and 2023, which is valued based on Level 2 inputs within the hierarchy used to measure fair value (see Note 12 for further information):

	December 31, 2024	December 31, 2023
Fair value of debt	$1,632,020	$1,838,993
Debt Maturities
As of December 31, 2024, the aggregate amounts of long-term debt, demand loans and debt under our securitization program that will mature during each of the next four years and thereafter were as follows:

2025	$100,000
2026	25,000
2027	1,038,000
2028	500,000
2029 and thereafter	—
Supplemental cash flow information

	Year Ended December 31,
	2024	2023	2022
Cash interest paid	$98,376	$100,218	$70,918

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We enter into the non-designated foreign currency forward contracts for periods consistent with the currency exposures, which generally approximate one month. For the years ended December 31, 2024 and 2023, we recognized a gain of $4.1 million and a loss of $3.2 million, respectively, related to non-designated foreign currency forward contracts.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of December 31, 2024 and 2023 was $270.9 million and $234.1 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of December 31, 2024 and 2023 was $168.6 million and $195.0 million, respectively. All open foreign currency forward contracts as of December 31, 2024 have durations of 12 months or less.
VI Business acquisition foreign exchange derivative contracts
In conjunction with our upcoming acquisition of the VI Business, we entered into foreign exchange derivative contracts with an aggregate notional value of €700 million to economically hedge against the foreign currency exposure associated with the cash consideration needed to complete the acquisition. See Note 20 for additional information.
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
On February 26, 2024, we executed two separate term cross-currency swap agreements set to expire on February 26, 2027 and February 28, 2029, respectively, to hedge against the effect of variability in the U.S. dollar to euro exchange rate. Each of the swap agreements had a notional principal amount of $250 million and was designated as a net investment hedge. On April 25, 2024, the cross-currency agreements executed in February 2024 were terminated in response to changes in market conditions, resulting in $0.4 million in a cash settlement payment, and we simultaneously executed two new separate term cross-currency swap agreements with the same expiration dates and notional values (together, the "2024 Cross-currency swap agreements"). The cross-currency swap agreements expiring in 2027 include five different financial institution counterparties and notionally exchanged $250 million at an annual interest rate of 4.25% for €233.4 million at an annual interest rate of 2.44%. The cross-currency swap agreements expiring in 2029 include four different financial institution counterparties and notionally exchanged $250 million at an annual interest rate of 4.25% for €233.4 million at an annual interest rate of 2.45%. Both of the 2024 Cross-currency swap agreements are designated as net investment hedges.
During 2023, we executed new cross-currency swap agreements with six different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate, ("the 2023 Cross-currency swaps"). Under the terms of the cross-currency swap agreements, we have notionally exchanged $500 million at an annual interest rate of 4.63% for €474.7 million at an annual interest rate of 3.05%. The swap agreements are designated as net investment hedges and expire on October 4, 2025.
Shortly after the execution of the 2023 Cross-currency swaps, we entered into a zero cost foreign exchange collar contract that aligns with the notional amount and expiration date of the 2023 Cross-currency swaps. We sold a put option with a lower strike price and bought a call option with a higher strike price to manage the foreign exchange risk related to the final settlement of the $500 million notional cross currency swaps. Upon the execution of the zero cost foreign exchange collar contract, we have de-designated the existing $500 million notional cross-currency swaps and re-designated the combined $500 million notional cross currency swaps and zero cost collar into a new hedging instrument. At re-designation, the existing $500 million notional cross-currency swaps were off-

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market due to changes in foreign exchange rates and interest rates. The off-market value due to interest rates will be amortized ratably into earnings through October 2025 and the off-market value due to foreign exchange rates will remain in accumulated other comprehensive income until the underlying net investment is sold. The combined cross-currency swaps and zero cost collar has been designated as a net investment hedge for accounting purposes.
The swap agreements described above require an exchange of the notional amounts upon expiration or earlier termination of the agreements. We and the counterparties have agreed to effect the exchange through a net settlement.
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI") while the accrued interest is recognized in interest expense in the statement of operations. The following table summarizes the foreign exchange gains and losses recognized within AOCI and the interest benefit recognized within interest expense related to cross currency swaps for the years ended December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Foreign exchange gains (losses)	$28,387	$(24,210)
Interest benefit	17,410	18,814
Balance sheet presentation
The following table presents the locations in the consolidated balance sheets and fair value of derivative instruments as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Asset derivatives:
Designated foreign currency forward contracts	$5,780	$1,629
Non-designated foreign currency forward contracts	254	937
Cross-currency interest rate swap	15,972	16,883
Prepaid expenses and other current assets	22,006	19,449
Cross-currency interest rate swap	5,409	—
Other assets	5,409	—
Total asset derivatives	$27,415	$19,449
Liability derivatives:
Designated foreign currency forward contracts	$3,078	$1,866
Non-designated foreign currency forward contracts	931	1,340
Cross-currency interest rate swap	9,575	—
Other current liabilities	13,584	3,206
Cross-currency interest rate swap	—	32,097
Other liabilities	—	32,097
Total liability derivatives	$13,584	$35,303
See Note 13 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax.
For the years ended December 31, 2024, 2023 and 2022, there was no ineffectiveness related to our hedging derivatives.

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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	Basis of fair value measurement
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Investments in marketable securities	$39,559	$39,559	$—	$—
Derivative assets	27,415	—	27,415	—
Derivative liabilities	13,584	—	13,584	—
Contingent consideration liabilities	49,277	—	—	49,277

	Basis of fair value measurement
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Investments in marketable securities	$5,306	$5,306	$—	$—
Derivative assets	19,449	—	19,449	—
Derivative liabilities	35,303	—	35,303	—
Contingent consideration liabilities	39,486	—	—	39,486
There were no transfers of financial assets or liabilities into or out of Level 3 within the fair value hierarchy during the years ended December 31, 2024 or 2023.
Valuation Techniques
Our financial assets valued based upon Level 1 inputs are comprised of investments in marketable securities, including money market funds. The investment assets are valued using quoted market prices.
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
Our financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration arrangements pertaining to our acquisitions. Our primary non-recurring fair value estimates, which utilize Level 3 inputs, typically include the following: business acquisitions (Note 4); goodwill impairment testing (Note 8) and asset impairments (Note 5).
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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Increases in the discount rates in periods prior to payment may result in significantly lower fair value measurements and decreases in the discount rates may have the opposite effect. As of December 31, 2024, the maximum amount we could be required to pay under the contingent consideration arrangements related to the Palette and 2022 acquisition of Standard Bariatrics Inc. was $177.0 million.
The table below provides additional information regarding the valuation technique and inputs used in determining the fair value of our significant contingent consideration liabilities.

Contingent Consideration Liability	Valuation Technique	Unobservable Input
Revenue-based
	Monte Carlo simulation	Revenue volatility	17.5%
		Risk free rate	Cost of debt structure
		Projected year of payment	2025 - 2026
The following table provides information regarding changes in our contingent consideration liabilities for the years ended December 31, 2024 and 2023:

	Contingent consideration
	2024	2023
Beginning balance – January 1	$39,486	$44,022
Initial estimate upon acquisition	—	27,000
Payments	(236)	(4,293)
Revaluations and other adjustments	10,027	(27,243)
Ending balance – December 31	$49,277	$39,486

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
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner except that the weighted average number of shares is increased to include dilutive securities. The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	2024	2023	2022
Basic	46,837	46,981	46,898
Dilutive effect of share based awards	257	323	411
Diluted	47,094	47,304	47,309
Weighted average shares that were antidilutive and therefore excluded from the calculation of diluted earnings per share were 0.9 million, 0.7 million, and 0.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
On July 30, 2024, the Board of Directors authorized a share repurchase program for up to $500 million of our common stock. The timing, price and actual number of shares of common stock that may be repurchased under the share repurchase authorization will depend on a variety of factors including price, market conditions and corporate and regulatory requirements. The repurchases may occur in open market transactions, transactions structured through investment banking institutions, in privately negotiated transactions, by direct purchases of common stock or a combination of the foregoing, and the timing and amount of stock repurchased will depend on market and business conditions, applicable legal and credit requirements and other corporate considerations. The authorization of the repurchase program does not constitute a binding obligation to acquire any specific amount of common stock, and the repurchase program may be suspended or discontinued at any time. On August 2, 2024, we entered into an accelerated share repurchase agreement for $200 million of our common stock. Under this agreement, 678,110 shares of common stock, representing 80% of the $200 million aggregate, were delivered and included in treasury stock. The initial shares received were calculated based on a price per share of $235.95, which was the closing share price of our common stock on August 1, 2024. Final settlement under the ASR Transaction occurred on October 30, 2024, at which time we received 172,351 additional shares of common stock. The total shares received

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were calculated based on a price per share of $235.17, which was based on volume-weighted average prices of our common stock during the accelerated share repurchase period less a discount.
In February 2025, we entered into a new $300 million accelerated share repurchase agreement. See Note 20 for additional information related to this agreement.
The following table provides information relating to the changes in accumulated other comprehensive income (loss), net of tax, for each of the years ended December 31, 2024 and 2023:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$4,931	$(135,799)	$(272,654)	$(403,522)
Other comprehensive income before reclassifications	8,314	42,380	44,902	95,596
Amounts reclassified from accumulated other comprehensive income	(11,849)	5,370	—	(6,479)
Net current-year other comprehensive income (loss)	(3,535)	47,750	44,902	89,117
Balance at December 31, 2023	1,396	(88,049)	(227,752)	(314,405)
Other comprehensive income (loss) before reclassifications	1,977	10,465	(92,594)	(80,152)
Amounts reclassified from accumulated other comprehensive income	(1,534)	79,422	—	77,888
Net current-year other comprehensive (loss) income	443	89,887	(92,594)	(2,264)
Balance at December 31, 2024	$1,839	$1,838	$(320,346)	$(316,669)
The following table provides information relating to the (gains) losses recognized in the statements of income including the reclassifications of losses (gains) in accumulated other comprehensive (loss) income into expense/(income), net of tax, for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
(Gains) losses on designated foreign exchange forward contracts:
Cost of goods sold	$(1,626)	$(12,234)	$(3,532)
Total before tax	(1,626)	(12,234)	(3,532)
Taxes expense	92	385	203
Net of tax	(1,534)	(11,849)	(3,329)
Amortization of pension and other postretirement benefits items:
Actuarial losses (1)	1,152	7,989	7,660
Prior-service credits (1)	(1,967)	(1,008)	(1,017)
Settlements	138,139	—	—
Total before tax	137,324	6,981	6,643
Tax benefit	(57,902)	(1,611)	(1,546)
Net of tax	79,422	5,370	5,097
Impact on income from continuing operations, net of tax	$77,888	$(6,479)	$1,768
(1)These accumulated other comprehensive (loss) income components are included in the computation of net benefit cost of pension and other postretirement benefit plans (see Note 16 for additional information).

Note 14 — Stock compensation plans
In May 2023, our stockholders approved the Teleflex Incorporated 2023 Stock Incentive Plan (the "Plan”), The Plan provides for several different kinds of awards, including stock options, stock appreciation rights, stock awards, stock unit awards and other stock-based awards to directors, officers and key employees. Under the Plan, the Company is authorized to issue up to 4.3 million shares of common stock, subject to adjustment in accordance with special share counting rules in the Plan. Options granted under the Plan have an exercise price equal to the closing price of the Company's common stock on the date of the grant. In 2024, we granted incentive and non-qualified

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options to purchase 193,826 shares of common stock and granted restricted stock units representing 108,777 shares of common stock under the Plan.
Under our equity incentive program, we issue performance share units ("PSUs") designed to further incentivize our senior management with respect to the achievement of our long term financial objectives. The PSU component of the equity incentive program is designed to provide shares of our common stock to the holder based upon our achievement of certain financial performance criteria during a designated performance period of three years. The number of shares to be awarded under the PSUs granted are subject to modification based upon our total stockholder return relative to a designated group of public companies. Assuming target performance is achieved, a total of 45,052 shares of common stock would be issuable in respect of the PSUs granted and a maximum of 111,696 shares would be issuable in respect of such PSUs upon achievement of maximum performance levels. The following table summarizes the share-based compensation activity:

	2024	2023	2022
Share-based compensation expense	$31,348	$31,465	$27,224
Total income tax benefit recognized for share-based compensation arrangements	5,325	7,820	6,824
Net excess tax (deficiency) benefit	(1,542)	1,351	1,292

The unrecognized compensation expense for all awards granted in 2024 as of the grant date was $41.5 million, which will be recognized over the vesting period of the awards. As of December 31, 2024, 3,583,530 shares were available for future grants under the Plan.
Option Awards
The fair value of options granted in 2024, 2023 and 2022 was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used:

	2024	2023	2022
Risk-free interest rate	4.28%	4.13%	1.56%
Expected life of option	5.11 years	5.07 years	5.03 years
Expected dividend yield	0.60%	0.57%	0.41%
Expected volatility	30.00%	31.42%	30.09%
The following table summarizes the option activity during 2024:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
Outstanding, beginning of the year	1,293,775	$239.55
Granted	193,826	223.94
Exercised	(50,465)	135.91
Forfeited or expired	(43,382)	294.22
Outstanding, end of the year	1,393,754	239.43	4.5	$13,718
Exercisable, end of the year	1,052,394	$238.65	3.2	$13,718
The weighted average grant date fair value for options granted during 2024, 2023 and 2022 was $70.28, $76.46 and $88.92, respectively. The total intrinsic value of options exercised during 2024, 2023 and 2022 was $4.7 million, $13.5 million and $5.0 million, respectively.
We recorded $12.8 million of expense related to options during 2024, which is included in cost of goods sold or selling, general and administrative expenses. As of December 31, 2024, the unamortized share-based compensation cost related to non-vested stock options, net of expected forfeitures, was $13.7 million, which is expected to be recognized over a weighted-average period of 1.5 years. Authorized but unissued shares of our common stock are issued upon exercises of options.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Awards
The fair value of PSUs granted were determined using a Monte Carlo simulation valuation model. The grant date fair value for the 2024 PSU awards was $220.45. The fair value for restricted stock units approximates the closing market price of Teleflex’s common stock on the grant date, adjusted for units that are ineligible for the accrual of dividend equivalents.
The following table summarizes the non-vested restricted stock unit activity during 2024:

	Number of Non-Vested Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of the year	190,500	$294.63
Granted	108,777	220.18
Vested	(42,896)	370.96
Forfeited	(28,057)	262.41
Outstanding, end of the year	228,324	$248.79	1.3	$40,637
We issued 108,777, 98,201 and 85,780 of non-vested restricted stock units in 2024, 2023 and 2022, respectively, the majority of which provide for vesting as to all underlying shares on the third anniversary of the grant date. The weighted average grant-date fair value for non-vested restricted stock units granted during 2024, 2023 and 2022 was $220.18, $235.14 and $323.35, respectively.
We recorded $17.6 million of expense related to stock awards during 2024, which is included in cost of goods sold or selling, general and administrative expenses. As of December 31, 2024, the unamortized share-based compensation cost related to non-vested restricted stock units, net of estimated forfeitures, was $20.3 million, which is expected to be recognized over a weighted-average period of 1.3 years. We use treasury stock to provide shares of common stock in connection with vesting of the stock awards.

Note 15 — Income taxes
The following table summarizes the components of the provision for income taxes from continuing operations:

	2024	2023	2022
Current:
Federal	$74,748	$51,717	$32,798
State	16,476	8,266	8,747
Non-U.S.	43,830	30,408	56,442
Deferred:
Federal	(103,387)	(24,396)	(27,528)
State	(10,265)	5,439	10,116
Non-U.S.	(16,086)	5,006	2,428
	$5,316	$76,440	$83,003
At December 31, 2024, the cumulative unremitted earnings of subsidiaries outside the U.S. that are considered non-permanently reinvested and for which taxes have been provided approximated $2.6 billion. At December 31, 2024, no cumulative unremitted earnings of subsidiaries outside the U.S. are considered permanently reinvested.
The following table summarizes the U.S. and non-U.S. components of income from continuing operations before taxes:

	2024	2023	2022
U.S.	$(171,380)	$45,363	$164,151
Non-U.S.	246,858	388,649	281,768
	$75,478	$434,012	$445,919

Reconciliations between the statutory federal income tax rate and the effective income tax rate are as follows:

	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
Tax effect of international items	(57.6)	(6.1)	(4.6)
Pension settlement charge	(38.5)	(0.2)	—
Legal entity rationalization - deferred taxes	—	5.7	—
Excess tax benefits related to share-based compensation	2.0	(0.3)	(0.3)
State taxes, net of federal benefit	10.4	0.6	3.4
Uncertain tax contingencies	(1.2)	(0.6)	(0.4)
Contingent consideration	3.8	(1.3)	0.1
Goodwill impairment charge	66.8	—	—
Research and development tax credit	(5.9)	(1.3)	(1.0)
Other, net	6.2	0.1	0.5
	7.0%	17.6%	18.6%
The effective income tax rate for 2024 was 7.0% compared to 17.6% for 2023. The effective income tax rate for 2024 reflects a non-deductible goodwill impairment charge recognized in connection with our annual impairment test for goodwill. Tax benefits were recognized in both 2024 and 2023 related to the pension settlement charge recognized in connection with the termination of the TRIP, as described in Note 16. The effective income tax rate for 2023 reflects the impact of deferred charges resulting from a legal entity rationalization, the impact of a non-taxable contingent consideration adjustment recognized in connection with a decrease in the estimated fair value of our contingent consideration liabilities and a tax expense resulting from a deferred charge relating to the 2022 Restructuring Plan.
We are routinely subject to examinations by various taxing authorities. In conjunction with these examinations and as a regular practice, we establish and adjust reserves with respect to its uncertain tax positions to address developments related to those positions. We realized a net benefit of $0.9 million, $2.3 million and $2.0 million in 2024, 2023 and 2022 respectively, as a result of reducing our reserves with respect to uncertain tax positions, principally due to the expiration of a number of applicable statutes of limitations.
The following table summarizes significant components of our deferred tax assets and liabilities at December 31, 2024 and 2023:

	2024	2023
Deferred tax assets:
Tax loss and credit carryforwards	$114,244	$114,147
Lease Liabilities	26,897	30,397
Reserves and accruals	77,493	72,040
Other	11,079	33,472
Less: valuation allowances	(88,412)	(95,747)
Total deferred tax assets	141,301	154,309
Deferred tax liabilities:
Property, plant and equipment	16,598	34,852
Intangibles — stock acquisitions	419,172	462,559
Unremitted non-U.S. earnings	51,638	61,734
Lease Assets	26,897	30,397
Other	6,688	14,099
Total deferred tax liabilities	520,993	603,641
Net deferred tax liability	$(379,692)	$(449,332)
Under the tax laws of various jurisdictions in which we operate, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward, subject to statutory limitations, to reduce taxable income or taxes payable in a future tax year. At December 31, 2024, the tax effect of such carryforwards approximated $114.2 million. Of this amount, $21.0 million has no expiration date, $12.5 million expires after 2024 but before the end of 2029 and $80.7 million expires after 2029. A portion of these carryforwards consists of tax losses and credits obtained by us as a result of acquisitions; the utilization of these carryforwards is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which limits a company’s ability to deduct prior net operating losses following a more than 50 percent change in ownership. It is not expected that the Section 382 limitation will prevent us ultimately from utilizing the applicable loss carryforwards. The determination of state net operating loss carryforwards is dependent upon the U.S. subsidiaries’ taxable income or loss, the state’s proportion of each subsidiary's taxable net income and the application of state laws, which can change from year to year and impact the amount of such carryforward.
The valuation allowance for deferred tax assets of $88.4 million and $95.7 million at December 31, 2024 and 2023, respectively, relates principally to the uncertainty of our ability to utilize certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with applicable accounting standards, which require that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.
Uncertain Tax Positions: The following table is a reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Balance at January 1	$2,020	$4,260	$6,105
Increase in unrecognized tax benefits related to prior years	—	—	215
Decrease in unrecognized tax benefits related to prior years	—	—	(761)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(902)	(2,287)	(1,117)
(Decrease) increase in unrecognized tax benefits due to foreign currency translation	(97)	47	(182)
Balance at December 31	$1,021	$2,020	$4,260
The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the effective tax rate for continuing operations, were $0.7 million at December 31, 2024.
We accrue interest and penalties associated with unrecognized tax benefits in income tax expense in the consolidated statements of income, and the corresponding liability is included in the consolidated balance sheets. The net interest expense (benefit) and penalties reflected in income from continuing operations for the year ended December 31, 2024 was $0.1 million and $(0.3) million, respectively; for the year ended December 31, 2023, $0.1 million and $(0.6) million, respectively; and for the year ended December 31, 2022, $0.2 million and $(0.2) million, respectively. The liabilities in the consolidated balance sheets for interest and penalties at December 31, 2024 were $0.3 million and $0.5 million, respectively, and at December 31, 2023, $0.4 million and $1.0 million, respectively.
The taxable years for which the applicable statute of limitations remains open by major tax jurisdictions are as follows:

	Beginning	Ending
U.S.	2017	2024
Canada	2020	2024
China	2019	2024
Czech Republic	2021	2024
France	2022	2024
Germany	2011	2024
India	2017	2024
Ireland	2020	2024
Italy	2019	2024
Malaysia	2018	2024
Singapore	2020	2024
We are routinely subject to income tax examinations by various taxing authorities. As of December 31, 2024, the most significant tax examinations in process were in Germany and the United States. The date at which these examinations may be concluded and the ultimate outcome of the examinations are uncertain. As a result of the uncertain outcome of these ongoing examinations, future examinations or the expiration of statutes of limitation, it is reasonably possible that the related unrecognized tax benefits for tax positions taken could materially change from those recorded as liabilities at December 31, 2024. Due to the potential for resolution of certain examinations, and the expiration of various statutes of limitations, it is reasonably possible that our unrecognized tax benefits may change within the next year by a range of zero to $0.7 million.
Supplemental cash flow information

	Year Ended December 31,
	2024	2023	2022
Income taxes paid, net of refunds	$164,902	$114,211	$162,046

Note 16 — Pension and other postretirement benefits
We have a number of defined benefit pension and postretirement plans covering eligible U.S. and non-U.S. employees. The defined benefit pension plans are noncontributory. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. Our funding policy for U.S. plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Obligations under non-U.S. plans are systematically provided for by depositing funds with trustees or by book reserves. As of December 31, 2024, no further benefits are being accrued under the U.S. defined benefit pension plans and the other postretirement benefit plans, other than certain postretirement benefit plans covering employees subject to a collective bargaining agreement.
In 2023, we began the execution of a plan to terminate the TRIP, a U.S. defined benefit pension plan. The TRIP is subject to Title IV of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and, therefore, must be terminated in accordance with the requirements of ERISA and the process governed by the Pension Benefit Guaranty Corporation (the “PBGC”). The termination date of the TRIP was August 1, 2023, which is the date upon which the timing of the requirements for the formal termination process is based. On September 8, 2023, we filed the required notice regarding the TRIP termination with the PBGC. The termination process requires that all TRIP benefits be distributed to participants, beneficiaries and alternate payees or transferred to a group annuity contract or the PBGC. In December 2023, we made payments to eligible participants, beneficiaries and alternate payees who elected the one-time lump sum distribution option offered in connection with the TRIP termination, resulting in the recognition of a pre-tax settlement charge of $45.2 million.

In 2024, we purchased a group annuity contract, using TRIP assets, which resulted in the recognition of net pre-tax settlement charges of $132.7 million for the year-ended December 31, 2024. The participants, beneficiaries, and alternate payees whose benefits were transferred to the group annuity contract will each receive from such group annuity contract the full value of their benefit that accrued under the TRIP. The assets in the TRIP Trust exceed the estimated liability for amounts to be transferred to the PBGC for missing participants and beneficiaries (“surplus plan assets”) and as a result, we transferred $43.0 million of the surplus plan assets to a suspense account within the Teleflex 401(k) Savings Plan, a qualified defined contribution plan. These assets are restricted for future use in accordance with our election to use them to fund future employer contributions to participants in the Teleflex 401(k) Savings Plan. The surplus assets contributed to the suspense account remaining as of December 31, 2024 are included within prepaid and other current assets and other assets on the Consolidated Balance Sheet. For additional information regarding the surplus plan assets classified as restricted cash equivalents included within prepaid and other current assets and other assets for the year ended December 31, 2024, refer to Note 19 within the consolidated financial statements included in this report.
Teleflex and certain of our subsidiaries provide medical, dental and life insurance benefits to pensioners or their survivors. The associated plans are unfunded and approved claims are paid from our funds.

The following table provides information regarding the components of the net benefit (income) expense of the pension and postretirement benefit plans for the years ended December 31, 2024, 2023 and 2022:

	Pension			Other Benefits
	2024	2023	2022	2024	2023	2022
Service cost	$823	$1,435	$1,346	$—	$—	$—
Interest cost	2,940	17,297	10,776	384	824	477
Expected return on plan assets	(2,591)	(25,277)	(25,776)	—	—	—
Net amortization and deferral	1,849	8,536	7,900	(2,664)	(1,564)	(1,258)
Settlements, net	132,732	45,244	—	—	—	—
Net benefit expense (income)	$135,753	$47,235	$(5,754)	$(2,280)	$(740)	$(781)
Net benefit expense (income) is primarily included in selling, general and administrative expenses within the consolidated statements of income.
The following table provides the weighted average assumptions for U.S. and foreign plans used in determining net benefit cost:

	Pension			Other Benefits
	2024	2023	2022	2024	2023	2022
Discount rate	4.7%	5.1%	2.8%	5.0%	5.1%	2.7%
Rate of return	4.8%	7.3%	5.6%
Initial healthcare trend rate				6.9%	6.1%	6.4%
Ultimate healthcare trend rate				4.5%	4.5%	4.5%
The following table provides summarized information with respect to the pension and postretirement benefit plans, measured as of December 31, 2024 and 2023:

	Pension		Other Benefits
	2024	2023	2024	2023
Benefit obligation, beginning of year	$275,397	$356,757	$9,535	$18,620
Service cost	823	1,435	—	—
Interest cost	2,940	17,297	384	824
Actuarial loss (gain)	(7,798)	11,557	(2,150)	(508)
Currency translation	(1,028)	1,067	—	—
Benefits paid	(227,491)	(21,208)	(545)	(1,910)
Liability gain due to settlement	(16,969)	(15,272)	—	—
Medicare Part D reimbursement	—	—	51	(3)
Plan amendments	—	—	—	(7,488)
Settlements	—	(73,932)	—	—
Administrative costs	(767)	(2,304)	—	—
Projected benefit obligation, end of year	25,107	275,397	7,275	9,535
Fair value of plan assets, beginning of year	285,513	357,270
Actual return on plan assets	(5,241)	23,740
Contributions	1,663	1,276
Benefits paid	(227,491)	(95,139)
Administrative costs	(767)	(2,304)
Assets Transferred to Qualified Replacement Plan	(42,966)	—
Currency translation	(179)	670
Fair value of plan assets, end of year	10,532	285,513
Funded status, end of year	$(14,575)	$10,116	$(7,275)	$(9,535)

The actuarial gain for pension for the year ended December 31, 2024 was primarily due to an increase in the discount rate for the TRIP plan prior to its termination in Q1 2024 and an increase in the discount rate and financial assumption changes for non-US pension plans. The actuarial loss for pension for the year ended December 31, 2023 was primarily due to a decrease in the discount rate used to measure the obligation, offset by demographic gains.
The accumulated benefit obligations (ABO) and the projected benefit obligations (PBO) for plans with ABO and PBO in excess of plan assets were $14.6 million and $15.1 million, respectively, at December 31, 2024 and $262.6 million and $263.2 million respectively, at December 31, 2023. The fair value of plan assets for plans with PBO and ABO in excess of plan assets were $0.0 million and $272.3 million at December 31, 2024 and December 31, 2023, respectively.
The following table sets forth the amounts recognized in the consolidated balance sheet with respect to the pension and postretirement plans:

	Pension		Other Benefits
	2024	2023	2024	2023
Other assets	$477	$27,370	$—	$—
Payroll and benefit-related liabilities	(1,117)	(1,439)	(1,025)	(1,361)
Pension and postretirement benefit liabilities	(13,935)	(15,815)	(6,250)	(8,174)
Accumulated other comprehensive loss (gain)	12,677	164,139	(13,730)	(14,244)
	$(1,898)	$174,255	$(21,005)	$(23,779)
The following tables set forth the amounts recognized in accumulated other comprehensive income with respect to the plans:

	Pension
	Prior Service Cost	Net Loss or (Gain)	Deferred Taxes	Accumulated Other Comprehensive Loss, Net of Tax
Balance at December 31, 2022	$200	$219,355	$(77,347)	$142,208
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	(9)	(8,527)	1,961	(6,575)
Amounts arising during the period:
Actuarial changes in benefit obligation	—	(47,453)	10,805	(36,648)
Impact of currency translation	—	573	(139)	434
Balance at December 31, 2023	191	163,948	(64,720)	99,419
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	—	(1,849)	446	(1,403)
Amounts arising during the period:
Actuarial changes in benefit obligation (1)	—	(149,294)	60,645	(88,649)
Impact of currency translation	—	(319)	86	(233)
Balance at December 31, 2024	$191	$12,486	$(3,543)	$9,134
(1)The tax benefit primarily relates to an adjustment to deferred taxes associated with the settlement charge and stranded tax costs within accumulated other comprehensive income.

	Other Benefits
	Prior Service Cost	Net (Gain) or Loss	Deferred Taxes	Accumulated Other Comprehensive Loss, Net of Tax
Balance at December 31, 2022	$(2,635)	$(5,177)	$1,403	$(6,409)
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	1,017	547	(359)	1,205
Amounts arising during the period:
Actuarial changes in benefit obligation	—	(7,996)	1,830	(6,166)
Balance at December 31, 2023	(1,618)	(12,626)	2,874	(11,370)
Reclassification adjustments related to components of Net Periodic Benefit Cost recognized during the period:
Net amortization and deferral	1,967	697	(609)	2,055
Amounts arising during the period:
Actuarial changes in benefit obligation	—	(2,150)	493	(1,657)
Balance at December 31, 2024	$349	$(14,079)	$2,758	$(10,972)
The following table provides the weighted average assumptions for U.S. and foreign plans used in determining benefit obligations:

	Pension		Other Benefits
	2024	2023	2024	2023
Discount rate	4.4%	4.7%	5.6%	5.0%
Rate of compensation increase	2.9%	3.0%
Initial healthcare trend rate			6.8%	6.6%
Ultimate healthcare trend rate			4.5%	4.5%
The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the pension and other benefit obligations. The weighted average discount rates for U.S. pension plans and other benefit plans of 5.48% and 5.61%, respectively, were established by comparing the projection of expected benefit payments to the AA Above Median yield curve as of December 31, 2024. The expected benefit payments are discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, we extend the curve assuming that the discount rate derived in year 30 is extended to the end of the plan’s payment expectations. Once the present value of the string of benefit payments is established, we determine the single rate on the yield curve that, when applied to all obligations of the plan, will exactly match the previously determined present value.
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
The accumulated benefit obligation for all U.S. and foreign defined benefit pension plans was $24.7 million and $274.9 million for 2024 and 2023, respectively. All of the pension plans had accumulated benefit obligations in excess of their respective plan assets as of December 31, 2024 and 2023, with the exception of one foreign plan that had plan assets of $0.5 million and $1.0 million in excess of the accumulated benefit obligation as of December 31, 2024 and 2023, respectively.
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
The following table provides the fair values of the pension plan assets at December 31, 2024 by asset category:

	Fair Value Measurements
Asset Category (a)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$110	$110	$—	$—
Money market funds	19	19	—	—
Other types of investments:
Contract with insurance company (b)	10,403	—	—	10,403
Total investments at fair value	$10,532	$129	$—	$10,403
Total	$10,532
The following table provides the fair values of the pension plan assets at December 31, 2023 by asset category:

	Fair Value Measurements
Asset Category (a)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$909	$909	$—	$—
Money market funds	4,424	4,424	—	—
Fixed income securities:
Intermediate duration fund (c)	193,674	193,674	—	—
Long duration bond fund (d)	1,357	1,357	—	—
Corporate, government and foreign bonds	72,037	—	72,037	—
Absolute return credit fund (e)	317	—	317	—
Other types of investments:
Contract with insurance company (b)	12,795	—	—	12,795
Total investments at fair value	$285,513	$200,364	$72,354	$12,795
Total	$285,513
(a)Information on asset categories described in notes (b)-(e) is derived from prospectuses and other material provided by the respective funds comprising the respective asset categories.
(b)This category comprises the asset established out of an agreement to purchase a bulk-annuity policy from an insurer to fully cover the liabilities for members of the pension plan. The asset value is based on the fair value of the contract as determined by the insurance company using inputs that are not observable.
(c)This category comprises a mutual fund that invests in instruments or derivatives having economic characteristics similar to fixed income securities. The fund invests in investment grade fixed income instruments, including U.S. and foreign corporate obligations, fixed income securities issued by sovereigns or agencies in both developed and emerging foreign markets, debt obligations issued by governments or other municipalities, and securities issued or guaranteed by the U.S. Government and its agencies. The fund will seek to maintain an effective average duration between three and ten years, and uses derivative instruments, including interest rate swap agreements and credit default swaps, for the purpose of managing the overall duration and yield curve exposure of the Fund’s portfolio of fixed income securities.
(d)This category comprises a mutual fund that invests in instruments or derivatives having economic characteristics similar to fixed income securities. The fund invests in investment grade fixed income instruments, including securities issued or guaranteed by the U.S. Government and its agencies and instrumentalities, corporate bonds, asset-backed securities, exchange traded funds, mortgage-backed securities and collateralized mortgage-backed securities. The fund invests primarily in long duration government and corporate fixed income securities, and uses derivative instruments, including interest rate swap agreements and Treasury futures contracts, for the purpose of managing the overall duration and yield curve exposure of the Fund’s portfolio of fixed income securities.
(e)This category comprises a mutual fund that invests primarily in investment grade bonds and similar fixed income and floating rate securities.
Our contributions to U.S. and foreign pension plans during 2025 are expected to be approximately $1.1 million. Contributions to postretirement healthcare plans during 2025 are expected to be approximately $1.0 million.
The following table provides information about the expected benefit payments under its U.S. and foreign plans for each of the five succeeding years and the aggregate of the five years thereafter:

	Pension	Other Benefits
2025	$2,080	$1,022
2026	2,114	756
2027	2,014	602
2028	2,086	574
2029	2,174	563
Years 2030 — 2034	10,693	2,488
We maintain a number of defined contribution savings plans covering eligible U.S. and non-U.S. employees. We partially match employee contributions. Costs related to these plans were $33.2 million, $26.1 million and $24.3 million for 2024, 2023 and 2022, respectively.

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
Remediation activities vary substantially in duration and cost from site to site. The nature of these activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At December 31, 2024 and 2023, we have recorded $0.5 million and $2.5 million in accrued liabilities and $3.4 million and $3.8 million, respectively in other liabilities relating to these matters. Considerable uncertainty exists with respect to these liabilities, and if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of December 31, 2024. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.
Legal matters: We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, commercial disputes, acquisition and divestiture related matters, contracts, employment, environmental and other matters. As of December 31, 2024 and 2023, we have recorded accrued liabilities of $0.8 million in connection with such contingencies, representing our best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters. Amounts accrued for legal contingencies are often determined based on a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, including as to the timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute, or procedural or jurisdictional issues; there is uncertainty or unpredictability regarding the number of potential claims; there is the potential to achieve comprehensive multi-party settlements; there is complexity regarding related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against us, we do not record an accrual until a loss is determined to be probable and can be reasonably estimated.
While the results of such litigation or claims cannot be predicted with certainty, based on information currently available, advice of counsel, established reserves and other resources, we do not believe that the outcome of any outstanding litigation and claims is likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity. Legal costs such as outside counsel fees and expenses are charged to selling, general and administrative expenses in the period incurred.
Other: In 2015, the Italian parliament enacted legislation that, among other things, imposed a “payback” measure on medical device companies that supply goods and services to the Italian National Healthcare System. Under the measure, companies are required to make payments to the Italian government if medical device expenditures in a given year exceed regional expenditure ceilings established for that year. The payment amounts are calculated based on the amount by which the regional ceilings for the given year were exceeded. Considerable uncertainty exists related to the enforceability of and implementation process for the payback law. In response to decrees issued by the Italian Ministry of Health, the various Italian regions issued invoices to medical device companies, including Teleflex, under the payback measure in the fourth quarter of 2022 seeking payment with respect to excess expenditures for the years 2015 through 2018. Following the issuance of the invoices, we and numerous other medical device companies filed appeals with the Italian administrative courts challenging the enforceability of the payback measure, primarily on the basis that the law was unconstitutional. The Italian administrative courts referred the question regarding the constitutionality of the law to the Italian Constitutional Court, which in July 2024, issued a ruling upholding the law as constitutional. During the year ended December 31, 2024 we recognized increases to our reserve and corresponding reductions to revenue of $22.1 million. The increase in reserve for the year ended December 31, 2024 included $13.8 million pertaining to prior years stemming from the July 2024 ruling. As of December 31, 2024, our reserve related to this matter is $35.7 million. Following the ruling of the Italian Constitutional Court, the appeal before the Italian administrative court will proceed with respect to the remaining legal arguments asserted by the appellants to the enforceability of the payback law.
On April 4, 2023, one of our Mexican subsidiaries received a notification from the Mexican Federal Tax Administration Service (“SAT”) setting forth its preliminary findings with respect to a foreign trade operations audit carried out by SAT for the period from July 1, 2017 to June 6, 2019. The preliminary findings stated that our Mexican subsidiary did not evidence the export of goods temporarily imported under Mexico’s Manufacturing, Maquila and Export Services Industries Program (“IMMEX Program”), therefore triggering the potential obligation for payment of import duties, value added tax, customs processing fees and other fines and penalties, which may cause an adverse impact on our gross profit in the future. In response to the notification, our Mexican subsidiary has requested that the matter be referred to the Procuraduría de la Defensa del Contribuyente, or “PRODECON,” (local tax ombudsperson) to help facilitate the process. In June 2023, SAT was provided with the appropriate documentation evidencing the export of the goods in accordance with the requirements of the IMMEX Program. In 2024, SAT concluded its examination of the export documentation resulting in no material assessment and the matter has been closed.
As part of our acquisition of Palette, we identified certain foreign tax liabilities that had not been properly recognized and paid by Palette prior to our acquisition. As part of our acquisition accounting, we have established a liability of $3.5 million, representing our best estimate of the outstanding tax liabilities including interest as of December 31, 2024. In February 2024, we requested the relevant foreign tax authority to re-assess Palette’s previously filed tax returns for the related periods. If the tax authority disagrees with the basis for our request for reassessment of the previously filed returns and we are unsuccessful in defending our position, we may be required to pay an amount in excess of our current established liability, which could be material.

Note 18 — Business segments and other information
An operating segment is a component (a) that engages in business activities from which it may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the chief operating decision maker, our President and Chief Executive Officer, to make decisions about resources to be allocated to the segment and to assess its performance, and (c) for which discrete financial information is available. The chief operating decision maker utilizes segment operating profit to evaluate operating expenses through a comparison of budget to actual results as well as an analysis of operating expenses as a percentage of revenue. We do not evaluate our operating segments using discrete asset information.
During the fourth quarter 2024, our chief operating decision maker changed the manner in which he reviews financial information for purposes of assessing business performance and allocating resources solely focusing on the geographic location. As a result, we changed our segment presentation by incorporating the OEM operating segment into the Americas segment. We now have three reportable segments: Americas, EMEA (Europe, the Middle East and Africa) and Asia (Asia Pacific). In addition to the changing of our segments, our chief operating decision maker now evaluates segment operating profit without an allocation of corporate expenses compared to the prior measure, which included these expenses in the evaluation. Our prior period segment disclosures have been revised to reflect the new segment presentation of our three reportable segments and segment operating profit.
Our reportable segments primarily design, manufacture and distribute medical devices primarily used in critical care and surgical applications and generally serve two end-markets: hospitals and healthcare providers, and home health. The products of these segments are most widely used in the acute care setting for a range of diagnostic and therapeutic procedures and in general and specialty surgical applications. The Americas also includes our OEM product portfolio that designs, manufactures and supplies devices and instruments for other medical device manufacturers.
The following tables present our segment results for the years ended December 31, 2024, 2023 and 2022:

	2024
	Americas	EMEA	Asia	Segment Total
Net revenues	$2,066,292	$617,984	$363,048	$3,047,324
Cost of goods sold	834,987	289,645	132,030	1,256,662
Research and development expenses	94,912	38,939	18,584	152,435
Selling, general and administrative expenses	465,917	156,375	97,764	720,056
Segment operating profit (1)	$670,476	$133,025	$114,670	$918,171

	2023
	Americas	EMEA	Asia	Segment Total
Net revenues	$2,041,339	$586,245	$346,905	$2,974,489
Cost of goods sold	824,514	273,772	118,729	1,217,015
Research and development expenses	82,685	54,787	14,105	151,577
Selling, general and administrative expenses	420,158	146,551	93,119	659,828
Segment operating profit (1)	$713,982	$111,135	$120,952	$946,069

	2022
	Americas	EMEA	Asia	Segment Total
Net revenues	$1,926,348	$558,373	$306,320	$2,791,041
Cost of goods sold	780,538	255,210	101,037	1,136,785
Research and development expenses	67,795	69,822	13,379	150,996
Selling, general and administrative expenses	408,068	136,464	87,211	631,743
Segment operating profit (1)	$669,947	$96,877	$104,693	$871,517
(1) Segment operating profit represents income from continuing operations before interest, loss on extinguishment of debt and taxes adjusted to exclude unallocated corporate expenses manufacturing variances other than fixed manufacturing cost absorption variances, restructuring and impairment charges. See reconciliation of segment operating profit measures for further details.

	Year Ended December 31,
	2024	2023	2022
Reconciliation of segment operating profit measure
Segment operating profit	$918,171	$946,069	$871,517
Other unallocated expenses (1)	372,435	383,356	357,997
Goodwill impairment charge	240,000	—	—
Restructuring and impairment charges	21,991	15,604	20,299
Gain on sale of assets and business	—	(4,448)	(6,504)
Pension settlement charge	132,732	45,244	—
Income from continuing operations before interest, loss on extinguishments of debt and taxes	$151,013	$506,313	$499,725
(1) Other unallocated expenses include expenses within costs of goods sold, research and development and selling, general and administrative costs and primarily consist of manufacturing variances other than fixed manufacturing cost absorption variances and unallocated corporate function expenses.

	Year Ended December 31,
Depreciation and amortization	2024	2023	2022
Americas	$193,949	$168,787	$161,842
EMEA	49,596	42,057	38,266
Asia	12,344	10,548	9,311
Corporate (1)	18,712	20,726	21,171
Consolidated depreciation and amortization	$274,601	$242,118	$230,590
(1)Reflects depreciation and amortization included within other allocated expenses per reconciliation of segment operating profit measure.
Geographic data
The following tables provide total net revenues and total net property, plant and equipment by geographic region for the years ended December 31, 2024, 2023 and 2022 and as of December 31, 2024 and 2023, respectively.

	Year Ended December 31,
	2024	2023	2022
Net revenues (based on selling location):
U.S.	$1,889,312	$1,879,898	$1,786,467
Europe	705,094	665,185	622,343
Asia Pacific	326,371	307,513	270,749
All other	126,547	121,893	111,482
	$3,047,324	$2,974,489	$2,791,041

		As of December 31,
Net property, plant and equipment:		2024	2023
U.S.		$215,806	$200,969
Malaysia		73,430	71,947
Mexico		121,287	112,339
All other		92,329	94,658
		$502,852	$479,913

Note 19 — Supplemental Balance Sheet Information
Cash, cash equivalents, and restricted cash equivalents consisted of the following at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$290,188	$222,848
Restricted cash equivalents in other current assets (1)	14,700	—
Restricted cash equivalents in other assets (1)	22,762	—
Total cash, cash equivalents and restricted cash equivalents	$327,650	$222,848
(1) Restricted cash equivalents represent surplus plan assets resulting from the termination of the Teleflex Incorporated Retirement Income Plan that were transferred to a suspense account within the Teleflex 401(k) Savings Plan as of December 31, 2024 as described in Note 16. Amounts expected to be transferred from the suspense account to employees within one year are classified as other current assets.

Note 20 — Subsequent events
Acquisition of BIOTRONIK Vascular Intervention business
On February 24, 2025, we executed a definitive agreement to acquire substantially all of the Vascular Intervention business of BIOTRONIK SE & Co. KG. The acquisition will include a broad suite of coronary and peripheral medical devices, such as drug-coated balloons, stents, and balloon catheters, which will complement our interventional product portfolio. Under the terms of the agreement, we will acquire the VI Business for an initial cash payment of €760 million reduced by certain adjustments as provided in the purchase agreement including certain working capital not transferring and other customary adjustments. The acquisition is subject to customary closing conditions, including receipt of certain regulatory approvals, and is expected to be completed in the third quarter of 2025.
Concurrent with the execution of the agreement to acquire the VI Business, we entered into an amendment to our Third Amended and Restated Credit Agreement (the “Credit Agreement”), which, among other things, (a) provides for a delayed draw term loan facility in an aggregate principal amount of $500 million, which will be available to be drawn on the date on which we consummate the VI Business acquisition and (b) permits us to borrow up to $550 million under the revolving facility provided for under the Credit Agreement on a limited condition basis on the date on which the VI Business acquisition is consummated. Borrowings under the delayed draw term loan will bear interest at a rate per annum equal to the applicable margin plus, at our option, either (1) the highest of (i) the “Prime Rate” in the U.S. last quoted by The Wall Street Journal, (ii) 0.50% above the greater of the federal funds rate and the rate comprised of both overnight federal funds and overnight eurodollar transactions denominated in dollars and (iii) 1.00% above the Term SOFR Rate for a one month interest period, plus an applicable margin ranging from 0.125% to 1.00%, in each case subject to adjustments based on our total net leverage ratio or (2) a Term Secured Overnight Financing Rate (“SOFR”) rate (which includes a credit spread adjustment of 10 basis points). The applicable margin for borrowings under the delayed draw term loan range from 1.125% to 2.00% for SOFR borrowings and from 0.125% to 1.00% for base-rate borrowings, in each case, depending on, at our election, either (x) our public corporate family rating or (y) our consolidated total net leverage ratio, in each case, based on the most recently ended fiscal quarter. The obligations under the delayed draw term loan will be guaranteed and secured on the same basis as the facilities provided for under the Credit Agreement. The delayed draw term loan will not amortize and will mature on the earlier of (x) the date that is two years after the date on which such loans are funded and (y) the maturity date for the revolving facility provided for under the Credit Agreement.
In addition to amending our Credit Agreement, we also entered into foreign exchange derivative contracts with an aggregate notional value of €700 million to economically hedge against the foreign currency exposure associated with the cash consideration needed to complete the VI Business acquisition.
We anticipate using the new delayed draw term loan along with revolving credit borrowings under the Credit Agreement and cash on hand to finance the VI Business acquisition. For the year ended December 31, 2024, we incurred transaction costs of $11.5 million in connection with the acquisition, which was recognized in selling, general and administrative expenses in the Consolidated Statement of Income. The majority of the transaction costs were recognized in the fourth quarter of 2024.
Recently Announced Strategic Actions
On February 27, 2025, we announced our intention to create a new, independently traded public company comprising Urology (consisting of our Interventional Urology and Urology product categories), Acute Care (consisting of our Respiratory product category, the majority of our Anesthesia product category and certain products within our Interventional Access and Surgical product categories) and our OEM businesses. Our Vascular Access product category, most of our products within our Interventional Access and Surgical product categories and the expected acquisition of the VI business will remain with Teleflex. The completion of any separation transaction and the achievement of tax-free status will be contingent upon various conditions and approvals, including approval of our Board of Directors, receipt of requisite regulatory clearances and compliance with applicable SEC requirements. There can be no guarantees that the proposed separation will be completed on the terms and within the timeframe we announced, or at all.
Accelerated share repurchase agreement
On February 28, 2025, we entered into an accelerated share repurchase agreement for $300 million of our common stock, representing the remainder of the share repurchase program approved by the Board of Directors in 2024.

TELEFLEX INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)
DEFERRED TAX ASSET VALUATION ALLOWANCE

	Balance at Beginning of Year	Additions Charged to Expense	Reductions Credited to Expense	Translation and Other	Balance at End of Year
December 31, 2024	$95,747	$5,413	$(2,813)	$(9,935)	$88,412
December 31, 2023	$91,531	$4,799	$(4,937)	$4,354	$95,747
December 31, 2022	$143,177	$8,489	$(59,520)	$(615)	$91,531