Form 10-Q
period 2025-03-30
TELEFLEX INC
filed 2025-05-01
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The registrant had 44,188,985 shares of common stock, par value $1.00 per share, outstanding as of April 29, 2025.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 30, 2025

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 30, 2025	March 31, 2024
	(Dollars and shares in thousands, except per share)
Net revenues	$700,669	$737,849
Cost of goods sold	311,230	321,715
Gross profit	389,439	416,134
Selling, general and administrative expenses	222,710	242,830
Research and development expenses	36,404	37,299
Pension settlement charge	—	138,139
Restructuring charges, separation costs and impairment charges	4,755	2,659
Income (loss) from continuing operations before interest and taxes	125,570	(4,793)
Interest expense	18,544	22,683
Interest income	(1,917)	(1,666)
Income (loss) from continuing operations before taxes	108,943	(25,810)
Taxes (benefit) on income from continuing operations	13,839	(41,551)
Income from continuing operations	95,104	15,741
Operating loss from discontinued operations	(133)	(587)
Tax benefit on operating loss from discontinued operations	(31)	(135)
Loss from discontinued operations	(102)	(452)
Net income	$95,002	$15,289
Earnings per share:
Basic:
Income from continuing operations	$2.08	$0.33
Loss from discontinued operations	—	(0.01)
Net income	$2.08	$0.32
Diluted:
Income from continuing operations	$2.07	$0.33
Loss from discontinued operations	—	(0.01)
Net income	$2.07	$0.32
Weighted average common shares outstanding
Basic	45,782	47,068
Diluted	45,926	47,394
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 30, 2025	March 31, 2024
	(Dollars in thousands)
Net income	$95,002	$15,289
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $6,673 and $(2,638) for the three month periods, respectively	26,289	(36,669)
Pension and other postretirement benefit plans adjustment, net of tax of $188 and $(60,831) for the three month periods, respectively	(603)	89,342
Derivatives qualifying as hedges, net of tax of $125 and $(118) for the three month periods, respectively	(2,096)	678
Other comprehensive income, net of tax:	23,590	53,351
Comprehensive income	$118,592	$68,640
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 30, 2025	December 31, 2024
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$284,122	$290,188
Accounts receivable, net	464,523	459,495
Inventories	643,972	600,133
Prepaid expenses and other current assets	141,604	117,851
Prepaid taxes	4,693	3,457
Total current assets	1,538,914	1,471,124
Property, plant and equipment, net	518,916	502,852
Operating lease assets	108,340	108,912
Goodwill	2,651,886	2,632,314
Intangible assets, net	2,226,144	2,268,714
Deferred tax assets	11,773	11,374
Other assets	107,317	102,624
Total assets	$7,163,290	$7,097,914
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$100,000	$100,000
Accounts payable	143,037	141,031
Accrued expenses	150,856	143,167
Payroll and benefit-related liabilities	108,900	151,263
Accrued interest	17,020	5,338
Income taxes payable	49,780	41,318
Other current liabilities	106,316	67,243
Total current liabilities	675,909	649,360
Long-term borrowings	1,807,321	1,555,871
Deferred tax liabilities	385,670	391,066
Pension and postretirement benefit liabilities	20,304	20,185
Noncurrent liability for uncertain tax positions	1,896	1,831
Noncurrent operating lease liabilities	97,661	99,154
Other liabilities	79,365	102,307
Total liabilities	3,068,126	2,819,774
Commitments and contingencies
Total shareholders' equity	4,095,164	4,278,140
Total liabilities and shareholders' equity	$7,163,290	$7,097,914
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 30, 2025	March 31, 2024
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$95,002	$15,289
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	102	452
Depreciation expense	19,409	15,928
Intangible asset amortization expense	47,922	50,116
Deferred financing costs and debt discount amortization expense	851	853
Pension settlement charge	—	138,139
Fair value step up of acquired inventory sold	—	1,722
Changes in contingent consideration	(1,795)	865
Stock-based compensation	7,826	7,129
Asset impairment charge	—	2,110
(Gain) loss on non-designated foreign currency forward contracts	(23,268)	—
Deferred income taxes, net	372	(58,282)
Interest benefit on swaps designated as net investment hedges	(4,239)	(3,720)
Other	(50)	(118)
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(5,104)	(9,549)
Inventories	(29,489)	(11,720)
Prepaid expenses and other assets	(13,196)	7,352
Accounts payable, accrued expenses and other liabilities	(27,899)	(50,610)
Income taxes receivable and payable, net	6,896	6,888
Net cash provided by operating activities from continuing operations	73,340	112,844
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(30,011)	(38,432)
Payments for businesses and intangibles acquired, net of cash acquired	(90)	(70)
Insurance settlement proceeds	6,307	—
Net proceeds on swaps designated as net investment hedges	—	13,695
Purchase of investments	(5,000)	—
Net cash used in investing activities from continuing operations	(28,794)	(24,807)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	300,000	—
Reduction in borrowings	(49,125)	(57,125)
Repurchase of common stock	(300,000)	—
Net proceeds from share based compensation plans and related tax impacts	7,348	1,750
Payments for contingent consideration	(56)	(72)
Dividends paid	(15,191)	(16,001)
Debt extinguishment, issuance and amendment fees	(2,500)	—
Net cash used in financing activities from continuing operations	(59,524)	(71,448)
Cash flows from discontinued operations:
Net cash used in operating activities	(246)	(1,863)
Net cash used in discontinued operations	(246)	(1,863)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	5,052	(151)
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(10,172)	14,575
Cash, cash equivalents and restricted cash equivalents at the beginning of the period	327,650	222,848
Cash, cash equivalents and restricted cash equivalents at the end of the period	$317,478	$237,423
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2024	48,096	$48,096	$781,184	$4,115,870	$(316,669)	1,822	$(350,341)	$4,278,140
Net income				95,002				95,002
Dividends ($0.34 per share)				(15,244)				(15,244)
Other comprehensive income					23,590			23,590
Shares issued under compensation plans	95	95	7,537			(31)	7,108	14,740
Repurchase of common stock			(60,000)			1,725	(242,400)	(302,400)
Deferred compensation			1,336			—	—	1,336
Balance at March 30, 2025	48,191	$48,191	$730,057	$4,195,628	$(293,079)	3,516	$(585,633)	$4,095,164

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2023	48,046	$48,046	$749,712	$4,109,736	$(314,405)	1,006	$(152,101)	$4,440,988
Net income				15,289				15,289
Cash dividends ($0.34 per share)				(16,001)				(16,001)
Other comprehensive income					53,351			53,351
Shares issued under compensation plans	35	35	6,166			(21)	2,244	8,445
Deferred compensation			347			(5)	791	1,138
Balance at March 31, 2024	48,081	$48,081	$756,225	$4,109,024	$(261,054)	980	$(149,066)	$4,503,210

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
In accordance with applicable accounting standards and as permitted by Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures that are required to be included in our annual consolidated financial statements. Therefore, our quarterly condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Supplemental balance sheet information
Cash, cash equivalents, and restricted cash equivalents consisted of the following at March 30, 2025 and December 31, 2024:

	March 30, 2025	December 31, 2024
Cash and cash equivalents	$284,122	$290,188
Restricted cash equivalents in other current assets (1)	14,700	14,700
Restricted cash equivalents in other assets (1)	18,656	22,762
Total cash, cash equivalents and restricted cash equivalents	$317,478	$327,650
(1) Restricted cash equivalents represent surplus plan assets resulting from the termination of the Teleflex Incorporated Retirement Income Plan (the "TRIP") that were transferred to a suspense account within the Teleflex 401(k) Savings Plan in 2024. These assets are restricted for future use in accordance with our election to use the surplus plan assets from the TRIP to fund future employer contributions to participants in the Teleflex 401(k) Savings Plan. The restricted cash equivalents are included within prepaid and other current assets and other assets on the Condensed Consolidated Balance Sheet. Amounts expected to be transferred from the suspense account to employees within one year are classified as other current assets.
Note 2 — Recently issued accounting standards
In December 2023, the FASB issued new guidance designed to improve income tax disclosure requirements, primarily through increased disaggregation disclosures within the effective tax rate reconciliation as well as enhanced disclosures on income taxes paid. The guidance is effective for all fiscal years beginning after December 15, 2024. The new standard can be adopted on a prospective basis with an option for it to be adopted retrospectively. We are currently evaluating this guidance to determine its impact on our consolidated financial statements.
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
Note 3 — Net revenues
We primarily generate revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when our products are shipped from the manufacturing or distribution facility. For our Original Equipment and Development Services ("OEM") product category, included within our Americas segment, most revenue is recognized over time because OEM generates revenue from the sale of custom products that have no alternative use and we have an enforceable right to payment to the extent that performance has been completed. We market and sell products through our direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers, which constituted 89%, 9% and 2% of consolidated net revenues, respectively, for the three months ended March 30, 2025. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. With respect to the custom products sold in OEM, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.
The following table disaggregates revenue by global product category for the three months ended March 30, 2025 and March 31, 2024.

	Three Months Ended
	March 30, 2025	March 31, 2024
Vascular access	$182,367	$181,354
Interventional	137,559	134,665
Anesthesia	86,594	96,352
Surgical	105,785	105,524
Interventional urology	70,967	79,742
OEM	63,884	87,697
Other (1)	53,513	52,515
Net revenues (2)	$700,669	$737,849
(1)    Includes revenues generated from sales of our respiratory and urology products (other than interventional urology products).
(2)    The product categories listed above are presented on a global basis, as each of our reportable segments are defined based on the geographic location of its operations.
Note 4 — Acquisition
Biotronik Acquisition
On February 24, 2025, we executed a definitive agreement to acquire substantially all of the Vascular Intervention business (the "VI Business") of BIOTRONIK SE & Co. KG. The acquisition will include a broad suite of coronary and peripheral medical devices, such as drug-coated balloons, stents, and balloon catheters, which will complement our interventional product portfolio. Under the terms of the agreement, we will acquire the VI Business for an initial cash payment of €760 million reduced by certain adjustments as provided in the agreement, including certain working capital not transferring and other customary adjustments. The acquisition is subject to customary closing conditions, including receipt of certain regulatory approvals, and is expected to be completed in the third quarter of 2025.
For the three months ended March 30, 2025, we incurred acquisition-related costs of $4.3 million, which were recognized in selling, general and administrative expenses in the Condensed Consolidated Statement of Income.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 5 — Restructuring charges, separation costs and impairment charges
We have ongoing restructuring initiatives consisting of the following:
•a plan initiated in 2024 aimed at optimizing operations, reducing costs and enhancing efficiencies across our business lines, including the relocation of select office administrative operations (the "2024 Restructuring plan"),
•a footprint realignment plan initiated in 2024 that includes the relocation of select manufacturing operations to existing lower-cost locations, the optimization of specific product portfolios through targeted rationalization efforts, the relocation of certain integral product development and manufacturing support functions, the optimization of certain supply chain activities and related workforce reductions (the "2024 Footprint realignment plan") and,
•a footprint realignment plan initiated in 2023 that involves the relocation of certain manufacturing operations to existing lower cost locations, the outsourcing of certain manufacturing processes and related workforce reductions (the “2023 Footprint realignment plan”).
The following tables provide a summary of our cost estimates and other information associated with these plans:

	2024 Restructuring plan	2024 Footprint Realignment plan	2023 Footprint Realignment plan
Plan expense estimates:	(Dollars in millions)
Restructuring charges (1)	$6 million to $7 million	$16 million to $20 million	$4 million to $6 million
Restructuring related charges (2) (3) (4)	$3 million to $4 million	$21 million to $26 million	$7 million to $9 million
Total restructuring and restructuring related charges	$9 million to $11 million	$37 million to $46 million	$11 million to $15 million
Other plan estimates:
Expected cash outlays	$9 million to $11 million	$31 million to $38 million	$11 million to $15 million
Expected capital expenditures	$—	$15 million to $17 million	$2 million to $3 million
Other plan information:
Period initiated	November 2024	May 2024	September 2023
Estimated period of substantial completion	End of 2025	End of 2025	End of 2027
Aggregate restructuring charges	$6.3 million	$12.3 million	$3.1 million
Restructuring reserve:
Balance as of March 30, 2025	$3.5 million	$11.2 million	$2.8 million
Restructuring related charges incurred:
Three months ended March 30, 2025	$0.3 million	$3.8 million	$0.6 million
Aggregate restructuring related charges	$0.6 million	$10.4 million	$3.3 million
(1)Substantially all of the charges consist of employee termination benefit costs.
(2)2024 Restructuring plan restructuring related charges represent costs that are directly related to the program and consist primarily of retention bonuses offered to certain employees expected to remain with our company after completion of the program. Substantially all of the restructuring related charges are expected to be recognized within selling, general and administrative expenses.
(3)2024 Footprint realignment plan restructuring related charges represent costs that are directly related to the program and consist primarily of project management costs and costs to relocate manufacturing operations and support functions to the new locations. Substantially all of the restructuring related charges are expected to be recognized within cost of goods sold.
(4)2023 Footprint realignment plan restructuring related charges represent costs that are directly related to the program and principally constitute costs to transfer manufacturing operations to existing lower-cost locations and project management costs. Substantially all of these charges are expected to be recognized within cost of goods sold.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Restructuring charges, separation costs and impairment charges recognized for the three months ended March 30, 2025 and March 31, 2024 consisted of the following:

Three Months Ended March 30, 2025
	Termination Benefits	Other Costs (1)	Total
2024 Restructuring plan	$120	$51	$171
2024 Footprint realignment plan	1,065	38	1,103
2023 Footprint realignment plan	243	2	245
Other restructuring programs (2)	—	9	9
Restructuring charges	1,428	100	1,528
Separation costs	—	3,227	3,227
Restructuring charges, separation costs and impairment charges	$1,428	$3,327	$4,755

Three Months Ended March 31, 2024
	Termination Benefits	Other Costs (1)	Total
2023 Restructuring plan	$155	$47	$202
2023 Footprint realignment plan	155	2	157
Other restructuring programs (3)	165	25	190
Restructuring charges	475	74	549
Asset impairment charges	—	2,110	2,110
Restructuring and impairment charges	$475	$2,184	$2,659
(1) Other costs include facility closure, contract termination and other exit costs.
(2) Includes activity primarily related to our 2023 Restructuring plan and our Respiratory divestiture plan.
(3) Includes activity primarily related to our 2022 and 2021 Restructuring plans, which have concluded.
Impairment charge
For the three months ended March 31, 2024, we recorded an impairment charge of $2.1 million related to a portion of our operating lease assets stemming from our cessation of occupancy of a specific facility.
Recently Announced Strategic Actions and Separation Costs
On February 27, 2025, we announced our intention to create a new, independently traded public company comprising Urology (consisting of our Interventional Urology and Urology product categories), Acute Care (consisting of our Respiratory product category, the majority of our Anesthesia product category and certain products within our Interventional Access and Surgical product categories) and our OEM businesses. Our Vascular Access product category, most of our products within our Interventional Access and Surgical product categories and the VI Business that we expect to acquire will remain with Teleflex. The completion of any separation transaction and the achievement of tax-free status for U.S. tax purposes will be contingent upon various conditions and approvals, including approval of our Board of Directors, receipt of requisite regulatory clearances and compliance with applicable SEC requirements. There can be no guarantees that the proposed separation will be completed on the terms and within the timeframe we announced, or at all. During the three months ended March 30, 2025, we recognized separation costs of $3.2 million, primarily consisting of consulting, legal, tax and other professional advisory services associated with the strategic actions.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 6 — Inventories
Inventories as of March 30, 2025 and December 31, 2024 consisted of the following:

	March 30, 2025	December 31, 2024
Raw materials	$170,343	$155,201
Work-in-process	141,128	115,814
Finished goods	332,501	329,118
Inventories	$643,972	$600,133

Note 7 — Goodwill and other intangible assets
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment for the three months ended March 30, 2025:

	Americas	EMEA	Asia	Total
December 31, 2024	$1,932,769	$465,489	$234,056	$2,632,314
Currency translation adjustment	419	15,838	3,315	19,572
March 30, 2025	$1,933,188	$481,327	$237,371	$2,651,886
Our Interventional Urology North America reporting unit is at risk for future goodwill impairment charges, which could be material, if there is a deterioration in general economic, market or business conditions or significant unfavorable changes in our forecasted current or long-term revenue growth rates, operating margins and/or discount rate.
The gross carrying amount of, and accumulated amortization relating to, intangible assets as of March 30, 2025 and December 31, 2024 were as follows:

	Gross Carrying Amount		Accumulated Amortization
	March 30, 2025	December 31, 2024	March 30, 2025	December 31, 2024
Customer relationships	$1,357,702	$1,354,087	$(638,736)	$(620,619)
In-process research and development	23,666	23,666	—	—
Intellectual property	1,873,419	1,870,407	(892,306)	(863,066)
Distribution rights	23,207	23,004	(22,921)	(22,524)
Trade names	605,210	603,202	(103,097)	(99,443)
Non-compete agreements	21,904	21,894	(21,904)	(21,894)
	$3,905,108	$3,896,260	$(1,678,964)	$(1,627,546)
We test the recoverability of long-lived assets whenever events or circumstances indicate the carrying value of an asset may not be recoverable. As of March 30, 2025, we identified indicators of a potential impairment related to the long-lived assets associated with our Titan SGS asset group, which primarily consists of intangible assets. The indicators of a potential impairment primarily arose from lower than expected sales of our Titan SGS product line and anticipated continuing reduced demand for bariatric surgery procedures in future periods driven by the growing adoption of GLP-1 products. We performed a recoverability test, utilizing an updated long-term forecast reflecting higher uncertainty of revenue growth in future periods compared to previous estimates. We concluded that the undiscounted cash flows of the Titan SGS product line exceeded the carrying value of the related assets by approximately 10% and no impairment was recognized. If actual future revenues are lower than forecasted, it may result in future impairment charges, which could be material. The carrying value of the intangible assets as of March 30, 2025 was $130.0 million.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 8 — Borrowings
Our borrowings at March 30, 2025 and December 31, 2024 were as follows:

	March 30, 2025	December 31, 2024
Senior Credit Facility:
Revolving credit facility, at a rate of 5.67% at March 30, 2025, due 2027	$370,125	$113,000
Term loan facility, at a rate of 5.67% at March 30, 2025, due 2027	468,750	475,000
4.625% Senior Notes due 2027	500,000	500,000
4.250% Senior Notes due 2028	500,000	500,000
Securitization program, at a rate of 5.17% at March 30, 2025	75,000	75,000
	1,913,875	1,663,000
Less: Unamortized debt issuance costs	(6,554)	(7,129)
	1,907,321	1,655,871
Current portion of borrowings	(100,000)	(100,000)
Long-term borrowings	$1,807,321	$1,555,871
Concurrent with the execution of the agreement to acquire the VI Business described in Note 4, we entered into an amendment to our Third Amended and Restated Credit Agreement (the “Credit Agreement”), which, among other things, (a) provides for a delayed draw term loan facility in an aggregate principal amount of $500 million, which will be available to be drawn on the date on which we consummate the VI Business acquisition and (b) permits us to borrow up to $550 million under the revolving facility provided for under the Credit Agreement on a limited condition basis on the date on which the VI Business acquisition is consummated. Borrowings under the delayed draw term loan will bear interest at a rate per annum equal to the applicable margin plus, at our option, either (1) the highest of (i) the “Prime Rate” in the U.S. last quoted by The Wall Street Journal, (ii) 0.50% above the greater of the federal funds rate and the rate comprised of both overnight federal funds and overnight euro transactions denominated in U.S. dollars and (iii) 1.00% above the Term SOFR Rate for a one month interest period, plus an applicable margin ranging from 0.125% to 1.00%, in each case subject to adjustments based on our total net leverage ratio or (2) a Term Secured Overnight Financing Rate (“SOFR”) rate (which includes a credit spread adjustment of 10 basis points). The applicable margin for borrowings under the delayed draw term loan range from 1.125% to 2.00% for SOFR borrowings and from 0.125% to 1.00% for base-rate borrowings, in each case, depending on, at our election, either (x) our public corporate family rating or (y) our consolidated total net leverage ratio, in each case, based on the most recently ended fiscal quarter. The obligations under the delayed draw term loan will be guaranteed and secured on the same basis as the facilities provided for under the Credit Agreement. The delayed draw term loan will not amortize and will mature on the earlier of (x) the date that is two years after the date on which such loans are funded and (y) the maturity date for the revolving facility provided for under the Credit Agreement. As of March 30, 2025, we have made no borrowings under the delayed draw term loan facility.
We capitalized $2.5 million related to transaction fees, including underwriters' discounts and commissions incurred in connection with the delayed draw term loan facility.
Note 9 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We typically enter into the non-designated foreign currency forward contracts for periods consistent with our currency translation exposures, which generally approximate one month. In February 2025, we also entered into non-designated foreign currency forward contracts concurrent with the execution of the agreement to acquire the VI Business, as described in Note 4, to economically hedge against the foreign currency exposure associated with the cash consideration required to complete the acquisition. For the three months ended March 30, 2025 and March 31, 2024, we recognized gains of $22.6 million and $3.6 million,

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

respectively, from non-designated foreign currency forward contracts within selling, general and administrative expenses.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of March 30, 2025 and December 31, 2024 was $312.5 million and $270.9 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of March 30, 2025 and December 31, 2024 was $910.7 million and $168.6 million, respectively. All open foreign currency forward contracts as of March 30, 2025 have durations of 12 months or less.
Cross-currency interest rate swaps
On April 25, 2024, we executed two separate term cross-currency swap agreements set to expire on February 26, 2027 and February 28, 2029, respectively, to hedge against the effect of variability in the U.S. dollar to euro exchange rate (the "2024 Cross-currency swap agreements"). Each of the swap agreements had a notional principal amount of $250 million and were designated as a net investment hedge. The cross-currency swap agreements expiring in 2027 include five different financial institution counterparties and notionally exchanged $250 million at an annual interest rate of 4.25% for €233.4 million at an annual interest rate of 2.44%. The cross-currency swap agreements expiring in 2029 include four different financial institution counterparties and notionally exchanged $250 million at an annual interest rate of 4.25% for €233.4 million at an annual interest rate of 2.45%. Both of the 2024 Cross-currency swap agreements are designated as a net investment hedge.
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
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI"). The following table summarizes the foreign exchange gains and losses recognized within AOCI and the interest benefit recognized within interest expense related to cross currency swap for the three months ended March 30, 2025 and March 31, 2024:

	Three Months Ended
	March 30, 2025	March 31, 2024
Foreign exchange (loss) gain	$(22,499)	$8,893
Interest benefit	4,239	3,720

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Balance sheet presentation
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative financial instruments as of March 30, 2025 and December 31, 2024:

	March 30, 2025	December 31, 2024
	Fair Value
Asset derivatives:
Designated foreign currency forward contracts	$2,860	$5,780
Non-designated foreign currency forward contracts	22,898	254
Cross-currency interest rate swaps	9,291	15,972
Prepaid expenses and other current assets	35,049	22,006
Cross-currency interest rate swaps	776	5,409
Other assets	776	5,409
Total asset derivatives	$35,825	$27,415
Liability derivatives:
Designated foreign currency forward contracts	$5,042	$3,078
Non-designated foreign currency forward contracts	306	931
Cross-currency interest rate swaps	14,792	9,575
Other current liabilities	20,140	13,584
Cross-currency interest rate swaps	8,403	—
Other liabilities	8,403	—
Total liability derivatives	$28,543	$13,584
See Note 11 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax. There was no ineffectiveness related to our cash flow hedges during the three months ended March 30, 2025 and March 31, 2024.
Trade receivables
The allowance for credit losses as of March 30, 2025 and December 31, 2024 was $8.2 million and $10.0 million, respectively. The current portion of the allowance for credit losses, which was $4.0 million and $6.1 million as of March 30, 2025 and December 31, 2024, respectively, was recognized as a reduction of accounts receivable, net.
Note 10 — Fair value measurement
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of March 30, 2025 and December 31, 2024:

	Total carrying value at March 30, 2025	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$36,379	$36,379	$—	$—
Derivative assets	35,825	—	35,825	—
Derivative liabilities	28,543	—	28,543	—
Contingent consideration liabilities	47,426	—	—	47,426

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Total carrying value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$39,559	$39,559	$—	$—
Derivative assets	27,415	—	27,415	—
Derivative liabilities	13,584	—	13,584	—
Contingent consideration liabilities	49,277	—	—	49,277
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
Our financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration arrangements pertaining to our acquisitions. Our primary non-recurring fair value estimates, which utilize Level 3 inputs, typically include the following: business acquisitions (Note 4); goodwill impairment testing (Note 7); and asset impairments (Note 5).
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

Contingent Consideration Liability	Valuation Technique	Unobservable Input
Revenue-based
	Monte Carlo simulation	Revenue volatility	18.9%
		Risk free rate	Cost of debt structure
		Projected year of payment	Prior to the end of 2026

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information regarding changes in our contingent consideration liabilities for the three months ended March 30, 2025:

Contingent consideration
Balance – December 31, 2024	$49,277
Payments	(56)
Revaluations	(1,795)
Balance – March 30, 2025	$47,426
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

	Three Months Ended
	March 30, 2025	March 31, 2024
Basic	45,782	47,068
Dilutive effect of share-based awards	144	326
Diluted	45,926	47,394
The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share were 1.1 million for the three months ended March 30, 2025 and 0.8 million for the three months ended March 31, 2024.
On July 30, 2024, the Board of Directors authorized a share repurchase program for up to $500 million of our common stock. On February 28, 2025, we entered into an accelerated share repurchase agreement for $300 million of our common stock, representing the remainder of the share repurchase program approved by the Board of Directors in 2024. Under this agreement, 1,725,253 shares of common stock, representing 80% of the $300 million aggregate, were delivered and included in treasury stock during the three months ended March 30, 2025. The initial shares received were calculated based on a price per share of $139.11, which was the closing share price of our common stock on February 27, 2025. Final settlement under the agreement occurred on April 9, 2025, at which time we received 493,150 additional shares of common stock. The total shares received were calculated based on a price per share of $135.23, which was based on volume-weighted average prices of our common stock during the accelerated share repurchase period less a discount.
The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the three months ended March 30, 2025 and March 31, 2024:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2024	$1,839	$1,838	$(320,346)	$(316,669)
Other comprehensive (loss) income before reclassifications	(3,800)	(923)	26,289	21,566
Amounts reclassified from accumulated other comprehensive income	1,704	320	—	2,024
Net current-period other comprehensive (loss) income	(2,096)	(603)	26,289	23,590
Balance as of March 30, 2025	$(257)	$1,235	$(294,057)	$(293,079)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2023	$1,396	$(88,049)	$(227,752)	$(314,405)
Other comprehensive income (loss) before reclassifications	2,457	8,726	(36,669)	(25,486)
Amounts reclassified from accumulated other comprehensive (loss) income	(1,779)	80,616	—	78,837
Net current-period other comprehensive income	678	89,342	(36,669)	53,351
Balance as of March 31, 2024	$2,074	$1,293	$(264,421)	$(261,054)
The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss)/income into (income)/expense, net of tax, for the three months ended March 30, 2025 and March 31, 2024:

	Three Months Ended
	March 30, 2025	March 31, 2024
(Gains) Loss on foreign exchange contracts:
Cost of goods sold	$1,588	$(1,762)
Total before tax	1,588	(1,762)
Taxes	116	(17)
Net of tax	1,704	(1,779)
Pension and other postretirement benefit items (1):
Actuarial (gains) losses	24	1,201
Prior-service costs	385	(492)
Settlements	—	138,139
Total before tax	409	138,848
Tax benefit	(89)	(58,232)
Net of tax	320	80,616
Total reclassifications, net of tax	$2,024	$78,837
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans.
Note 12 — Taxes on income from continuing operations

	Three Months Ended
	March 30, 2025	March 31, 2024
Effective income tax rate (1)	12.7%	161.0%
(1) The effective income tax rate for the three months ended March 30, 2025 represents an income tax expense. The effective income tax rate for the three months ended March 31, 2024 represents an income tax benefit.

The effective income tax rates for the three months ended March 30, 2025 and March 31, 2024 were 12.7% and 161.0%, respectively. The effective income tax rates for both periods reflect a tax benefit from research and development tax credits. Additionally, the effective income tax rate for the three months ended March 30, 2025 reflects a non-taxable favorable adjustment incurred in relation to foreign currency exchange rates, largely stemming from non-designated foreign currency forward contracts designed to hedge against the cash consideration for the VI Business acquisition. The effective income tax rate for the three months ended March 31, 2024 reflects a tax benefit associated with a pension charge recognized in connection with the termination of the TRIP defined benefit plan.

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
Remediation activities vary substantially in duration and cost from site to site. The nature of these activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At March 30, 2025, we have recorded $0.5 million and $3.3 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of March 30, 2025. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.
Legal matters: We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, commercial disputes, acquisition and divestiture related matters, contracts, employment, environmental and other matters. As of March 30, 2025, we have recorded accrued liabilities of $0.8 million in connection with such contingencies, representing our best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters. Amounts accrued for legal contingencies are often determined based on a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, including as to the timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute, or procedural or jurisdictional issues; there is uncertainty or unpredictability regarding the number of potential claims; there is the potential to achieve comprehensive multi-party settlements; there is complexity regarding related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against us, we do not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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
Other: In 2015, the Italian parliament enacted legislation that, among other things, imposed a “payback” measure on medical device companies that supply goods and services to the Italian National Healthcare System. Under the measure, companies are required to make payments to the Italian government if medical device expenditures in a given year exceed regional expenditure ceilings established for that year. The payment amounts are calculated based on the amount by which the regional ceilings for the given year were exceeded. In response to decrees issued by the Italian Ministry of Health, the various Italian regions issued invoices to medical device companies, including Teleflex, under the payback measure in the fourth quarter of 2022 seeking payment with respect to excess expenditures for the years 2015 through 2018. Following the issuance of the invoices, we and numerous other medical device companies filed appeals with the Italian administrative courts challenging the enforceability of the payback measure, primarily on the basis that the law was unconstitutional. The Italian administrative courts referred the question regarding the constitutionality of the law to the Italian Constitutional Court, which in July 2024, issued a ruling upholding the law as constitutional. As of March 30, 2025, our reserve related to this matter was $38.7 million, of which $2.1 million was recorded as a reduction of revenue during the

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

three months ended March 30, 2025. Following the ruling of the Italian Constitutional Court, the appeal before the Italian administrative court will proceed with respect to the remaining legal arguments asserted by the appellants with regard to the enforceability of the payback law.

As part of our acquisition of Palette Life Sciences AB ("Palette") in 2023, we identified certain foreign tax liabilities that had not been properly recognized and paid by Palette prior to our acquisition. As part of our acquisition accounting, we have established a liability of $3.5 million, representing our best estimate of the outstanding tax liabilities including interest as of March 30, 2025. In February 2024, we requested the relevant foreign tax authority to re-assess Palette’s previously filed tax returns for the related periods. In April 2025, we received a notice from the tax authority indicating our request may be subject to challenge. We intend to defend the position stated in our reassessment request vigorously should the tax authority ultimately disagree with the basis for our request and decide to challenge our request. If we are unsuccessful in defending our position, we may be required to pay an amount in excess of our current established liability, which could be material.
Tax audits and examinations: We are routinely subject to tax examinations by various tax authorities. As of March 30, 2025, the most significant tax examinations in process were in Germany and the United States. We may establish reserves with respect to our uncertain tax positions, after we adjust the reserves to address developments with respect to our uncertain tax positions, including developments in these tax examinations. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.

Note 14 — Segment information
An operating segment is a component (a) that engages in business activities from which it may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the chief operating decision maker (in our case, our President and Chief Executive Officer) to make decisions about resources to be allocated to the segment and to assess its performance, and (c) for which discrete financial information is available. The chief operating decision maker utilizes segment operating profit to evaluate operating expenses through a comparison of budget to actual results as well as an analysis of operating expenses as a percentage of revenue. We do not evaluate our operating segments using discrete asset information.
We have three reportable segments: Americas, EMEA (Europe, the Middle East and Africa) and Asia (Asia Pacific). Our reportable segments primarily design, manufacture and distribute medical devices primarily used in critical care and surgical applications and generally serve two end-markets: hospitals and healthcare providers, and home health. The products of these segments are most widely used in the acute care setting for a range of diagnostic and therapeutic procedures and in general and specialty surgical applications. The Americas also includes our OEM product portfolio that designs, manufactures and supplies devices and instruments for other medical device manufacturers.
The following tables present our segment results for the three months ended March 30, 2025 and March 31, 2024:

	Three Months Ended March 30, 2025
	Americas	EMEA	Asia	Segment Total
Net revenues	$475,724	$151,159	$73,786	$700,669
Cost of goods sold	190,431	69,653	27,693	287,777
Research and development expenses	20,939	8,555	4,366	33,860
Selling, general and administrative expenses	106,569	39,678	22,785	169,032
Segment operating profit (1)	$157,785	$33,273	$18,942	$210,000

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended March 31, 2024
	Americas	EMEA	Asia	Segment Total
Net revenues	$493,983	$159,656	$84,210	$737,849
Cost of goods sold	200,738	74,614	30,115	305,467
Research and development expenses	20,978	11,009	4,461	36,448
Selling, general and administrative expenses	111,583	38,382	23,549	173,514
Segment operating profit (1)	$160,684	$35,651	$26,085	$222,420
(1)Segment operating profit represents income from continuing operations before interest, loss on extinguishment of debt and taxes adjusted to exclude unallocated corporate expenses manufacturing variances other than fixed manufacturing cost absorption variances, restructuring and impairment charges. See reconciliation of segment operating profit measures for further details.

	Three Months Ended
	March 30, 2025	March 31, 2024
Reconciliation of segment operating profit measure
Segment operating profit	$210,000	$222,420
Other unallocated expenses (1)	79,675	86,415
Restructuring charges, separation costs and impairment charges	4,755	2,659
Pension settlement charge	—	138,139
Income (loss) from continuing operations before interest and taxes	$125,570	$(4,793)
(1) Other unallocated expenses include expenses within costs of goods sold, research and development and selling, general and administrative costs and primarily consist of manufacturing variances other than fixed manufacturing cost absorption variances and unallocated corporate function expenses.

	Three Months Ended
Depreciation and amortization	March 30, 2025	March 31, 2024
Americas	$46,661	$47,155
EMEA	12,177	11,520
Asia	3,808	2,682
Corporate (1)	4,685	4,687
Consolidated depreciation and amortization	$67,331	$66,044
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
Concurrent with the execution of the agreement to acquire the VI Business, we entered into an amendment to our Third Amended and Restated Credit Agreement (the “Credit Agreement”), which, among other things, (a) provides for a delayed draw term loan facility in an aggregate principal amount of $500 million, which will be available to be drawn on the date on which we consummate the VI Business acquisition and (b) permits us to borrow up to $550 million under the revolving facility provided for under the Credit Agreement on a limited condition basis on the date on which the VI Business acquisition is consummated. Borrowings under the delayed draw term loan will bear interest at a rate per annum equal to the applicable margin plus, at our option, either (1) the highest of (i) the “Prime Rate” in the U.S. last quoted by The Wall Street Journal, (ii) 0.50% above the greater of the federal funds rate and the rate comprised of both overnight federal funds and overnight euro transactions denominated in U.S. dollars and (iii) 1.00% above the Term SOFR Rate for a one month interest period, plus an applicable margin ranging from 0.125% to 1.00%, in each case subject to adjustments based on our total net leverage ratio or (2) a Term Secured Overnight Financing Rate (“SOFR”) rate (which includes a credit spread adjustment of 10 basis points). The applicable margin for borrowings under the delayed draw term loan range from 1.125% to 2.00% for SOFR borrowings and from 0.125% to 1.00% for base-rate borrowings, in each case, depending on, at our election, either (x) our public corporate family rating or (y) our consolidated total net leverage ratio, in each case, based on the most recently ended fiscal quarter. The obligations under the delayed draw term loan will be guaranteed and secured on the same basis as the facilities provided for under the Credit Agreement. The delayed draw term loan will not amortize and will mature on the earlier of (x) the date that is two years after the date on which such loans are funded and (y) the maturity date for the revolving facility provided for under the Credit Agreement.
In addition to amending our Credit Agreement, we also entered into foreign exchange derivative contracts with an aggregate notional value of €700 million to economically hedge against the foreign currency exposure associated with the cash consideration needed to complete the VI Business acquisition.

We anticipate using the new delayed draw term loan along with revolving credit borrowings under the Credit Agreement and cash on hand to finance the VI Business acquisition. For additional information regarding the acquisition of the VI Business, refer to Note 4 within the condensed consolidated financial statements included in this report.
Recently Announced Strategic Actions
On February 27, 2025, we announced our intention to create a new, independently traded public company comprising Urology (consisting of our Interventional Urology and Urology product categories), Acute Care (consisting of our Respiratory product category, the majority of our Anesthesia product category and certain products within our Interventional Access and Surgical product categories) and our OEM businesses. Our Vascular Access product category, most of our products within our Interventional Access and Surgical product categories and the VI Business that we expect to acquire will remain with Teleflex. We intend to target the completion of the transaction in the middle of 2026 via a distribution of newly issued shares of the new company to shareholders that is tax-free for U.S. tax purposes. There can be no guarantees that the proposed separation will be completed on the terms and within the timeframe we announced, or at all.
Impairment considerations
We test the recoverability of long-lived assets whenever events or circumstances indicate the carrying value of an asset may not be recoverable. As of March 30, 2025, we identified indicators of a potential impairment related to the long-lived assets associated with our Titan SGS asset group, which primarily consists of intangible assets. The indicators of a potential impairment primarily arose from lower than expected sales of our Titan SGS product line and anticipated continuing reduced demand for bariatric surgery procedures in future periods driven by the growing adoption of GLP-1 products. We performed a recoverability test, utilizing an updated long-term forecast reflecting higher uncertainty of revenue growth in future periods compared to previous estimates. We concluded that the undiscounted cash flows of the Titan SGS product line exceeded the carrying value of the related assets by approximately 10% and no impairment was recognized. If actual future revenues are lower than forecasted, it may result in future impairment charges, which could be material. The carrying value of the intangible assets as of March 30, 2025 was $130.0 million.
Tariffs
Our global operations are subject to risks associated with international trade policies, and we continue to closely monitor developments in trade relations and policy, including proposed and enacted tariffs. While tariffs have not had a significant impact on our costs during the first quarter of 2025, the tariffs announced in April 2025 could have a material impact on our business. Due to recently enacted U.S. tariffs and accompanying retaliatory measures, we may experience a material negative impact on our gross margins and cash flows in future periods. This impact would be primarily driven by higher import costs linked to our operations in China, as well as to products manufactured in Mexico that are not currently compliant with the United States-Mexico-Canada Agreement (USMCA). We are currently evaluating options to mitigate our exposure through supply chain optimization strategies, including modifications to chain of custody protocols and increasing the proportion of products compliant with the USMCA in our portfolio, in addition to customer pricing. The ultimate impact of changes to tariffs and trade policies on our results from operations and cash flows will depend on several factors, including the timing, scale, scope, and nature of any tariffs or policies that are implemented, and any associated retaliatory measures.
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
Certain financial information is presented on a rounded basis, which may cause minor differences.

Net revenues

	Three Months Ended
	March 30, 2025	March 31, 2024
Net revenues	$700.7	$737.8
Net revenues for the three months ended March 30, 2025 decreased $37.1 million, or 5.0%, compared to the prior year period, primarily due to a $43.6 million decrease in sales volumes of existing products, primarily driven by declines in sales related to our OEM product category and UroLift product line, as well as unfavorable fluctuations in foreign currency exchange rates. The reductions in net revenues were partially offset by an increase in sales of new products.
Gross profit

	Three Months Ended
	March 30, 2025	March 31, 2024
Gross profit	$389.4	$416.1
Percentage of sales	55.6%	56.4%
Gross margin for the three months ended March 30, 2025 decreased 80 basis points, or 1.4%, compared to the prior year period, primarily due to continued cost inflation from macro-economic factors, specifically with respect to labor and raw materials and unfavorable product mix, partially offset by a decrease in costs for quality remediation and excess and obsolete inventory charges.
Selling, general and administrative

	Three Months Ended
	March 30, 2025	March 31, 2024
Selling, general and administrative	$222.7	$242.8
Percentage of sales	31.8%	32.9%
Selling, general and administrative expenses for the three months ended March 30, 2025 decreased $20.1 million compared to the prior year period was primarily attributable to favorable fluctuations in foreign currency exchange rates, largely stemming from non-designated foreign currency forward contracts designed to hedge against the cash consideration for the VI Business. The decrease in selling, general and administrative expenses was partially offset by costs related to our expected acquisition of the VI Business and higher IT related costs primarily driven by our ongoing development of a new ERP solution.
Research and development

	Three Months Ended
	March 30, 2025	March 31, 2024
Research and development	$36.4	$37.3
Percentage of sales	5.2%	5.1%
The decrease in research and development expenses for the three months ended March 30, 2025 compared to the prior year period was primarily attributable to lower European Union Medical Device Regulation related costs partially offset by higher project spend within certain product categories.
Pension Settlement Charge

	Three Months Ended
	March 30, 2025	March 31, 2024
Pension settlement (benefit) charge	$—	$138.1
For the three months ended March 31, 2024, we recognized a settlement charge of $138.1 million related to our plan to terminate the Teleflex Incorporated Retirement Income Plan resulting from our purchase of a group annuity contract to provide participants, beneficiaries, and alternate payees the full value of their benefit under the plan.

Restructuring charges, separation costs and impairment charges

	Three Months Ended
	March 30, 2025	March 31, 2024
Restructuring charges, separation costs and impairment charges	$4.8	$2.7
Restructuring charges, separation costs and impairment charges for the three months ended March 30, 2025 primarily consisted of consulting and professional advisory services associated with our strategic action plan to create a new, independently traded public company and termination benefits related to our ongoing Footprint Realignment plans.
Ongoing restructuring plans
We have ongoing restructuring programs that include the consolidation of our manufacturing operations (referred to as our 2024 and 2023 Footprint realignment plans) and the 2024 Restructuring plan. The following table provides a summary of the key estimates related to the completion of these programs:

	2024 Restructuring plan	2024 Footprint Realignment plan	2023 Footprint Realignment plan
Aggregate pre-tax restructuring and restructuring related charges estimated	$9 million to $11 million	$37 million to $46 million	$11 million to $15 million
Estimated annual pre-tax savings	$9 million to $11 million	$12 million to $14 million	$2 million to $4 million
For additional information regarding our restructuring plans, refer to Note 5 within the condensed consolidated financial statements included in this report.
Interest expense

	Three Months Ended
	March 30, 2025	March 31, 2024
Interest expense	$18.5	$22.7
Average interest rate on debt	4.2%	4.7%
The decrease in interest expense for the three months ended March 30, 2025 compared to the prior year period was primarily due to a lower average interest rate resulting from decreases in interest rates associated with our variable interest rate debt instruments.
Taxes on income from continuing operations

	Three Months Ended
	March 30, 2025	March 31, 2024
Effective income tax rate (1)	12.7%	161.0%
(1) The effective income tax rate for the three months ended March 30, 2025 represents an income tax expense and the effective income tax rate for the three months ended March 31, 2024 represents an income tax benefit.
The effective income tax rates for both periods reflect a tax benefit from research and development tax credits. Additionally, the effective income tax rate for the three months ended March 30, 2025 reflects a non-taxable favorable adjustment incurred in relation to foreign currency exchange rates, largely stemming from non-designated foreign currency forward contracts designed to hedge against the cash consideration for the VI Business acquisition. The effective income tax rate for the three months ended March 31, 2024 reflects a tax benefit associated with a pension charge recognized in connection with the termination of the TRIP defined benefit plan.

Segment Financial Information

Segment net revenues
	Three Months Ended
	March 30, 2025	March 31, 2024	% Increase/(Decrease)
Americas	$475.7	$494.0	(3.7)
EMEA	151.2	159.6	(5.3)
Asia	73.8	84.2	(12.4)
Segment net revenues	$700.7	$737.8	(5.0)
Segment operating profit
	Three Months Ended
	March 30, 2025	March 31, 2024	% Increase/(Decrease)
Americas	$157.8	$160.7	(1.8)
EMEA	33.3	35.6	(6.7)
Asia	18.9	26.1	(27.4)
Segment operating profit (1)	$210.0	$222.4	(5.6)
(1)See Note 14 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest and taxes.
Comparison of the three months ended March 30, 2025 and March 31, 2024
Americas
Americas net revenues for the three months ended March 30, 2025 decreased $18.3 million, or 3.7%, compared to the prior year period, which was primarily attributable to a $29.6 million decrease in sales volumes of existing products, primarily driven by declines in sales related to our OEM product category and UroLift product line. The decrease in net revenue was partially offset by an increase in sales of new products and, to a lesser extent, price increases.
Americas operating profit for the three months ended March 30, 2025 decreased $2.9 million, or 1.8%, compared to the prior year period, which was primarily attributable to a decrease in gross profit resulting from lower sales and unfavorable product mix, partially offset by price increases. The decrease in operating profit was partially offset by a reduction in sales and marketing expenses.
EMEA
EMEA net revenues for the three months ended March 30, 2025 decreased $8.4 million, or 5.3%, compared to the prior year period, which was primarily attributable to a $7.8 million decrease in sales volumes of existing products and $4.2 million of unfavorable fluctuations in foreign currency exchange rates, partially offset by price increases.
EMEA operating profit for the three months ended March 30, 2025 decreased $2.3 million, or 6.7%, compared to the prior year period, which was primarily attributable to an increase in sales expenses and unfavorable fluctuations in foreign currency exchange rates, partially offset by lower research and development expenses related to the European Union Medical Device Regulation.
Asia
Asia net revenues for the three months ended March 30, 2025 decreased $10.4 million, or 12.4%, compared to the prior year period, which was primarily attributable to a $6.1 million decrease in sales volumes of existing products, unfavorable fluctuations in foreign currency exchange rates and price decreases stemming from the implementation of volume-based procurement programs in China.
Asia operating profit for the three months ended March 30, 2025 decreased $7.2 million, or 27.4%, compared to the prior year period, which was primarily attributable to a decrease in gross profit resulting from lower sales and price decreases in addition to unfavorable fluctuations in foreign currency exchange rates.

Liquidity and Capital Resources
We believe our cash flow from operations, available cash and cash equivalents and borrowings under our revolving credit facility will enable us to fund our operating requirements, including those arising from newly implemented tariffs, capital expenditures, debt obligations and separation costs for the next 12 months and the foreseeable future. We have net cash provided by United States based operating activities as well as non-United States sources of cash available to help fund our debt service requirements in the United States. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis.
In conjunction with our upcoming acquisition of the VI Business discussed in the above overview, we entered into foreign exchange derivative contracts with an aggregate notional value of €700 million to economically hedge against the foreign currency exposure associated with the cash consideration needed to complete the acquisition.
On July 30, 2024, the Board of Directors authorized a share repurchase program for up to $500 million of our common stock. On February 28, 2025, we entered into an accelerated share repurchase agreement for $300 million of our common stock, representing the remainder of the share repurchase program approved by the Board of Directors in 2024. Under this agreement, 1,725,253 shares of common stock, representing 80% of the $300 million aggregate, were delivered and included in treasury stock during the three months ended March 30, 2025. The initial shares received were calculated based on a price per share of $139.11, which was the closing share price of our common stock on February 27, 2025. Final settlement under the agreement occurred on April 9, 2025, at which time we received 493,150 additional shares of common stock. The total shares received were calculated based on a price per share of $135.23, which was based on volume-weighted average prices of our common stock during the accelerated share repurchase period less a discount.
Cash Flows
Net cash provided by operating activities from continuing operations was $73.3 million for the three months ended March 30, 2025 as compared to $112.8 million for the three months ended March 31, 2024. The $39.5 million decrease was primarily attributable to unfavorable operating results and unfavorable changes in working capital, which were primarily driven by inventory purchases and outflows related to cloud computing arrangement expenditures as part of our ongoing development of a new ERP solution.

Net cash used in investing activities from continuing operations was $28.8 million for the three months ended March 30, 2025, and primarily consisted of $30.0 million in capital expenditures and $5.0 million of purchases in equity investments, partially offset by $6.3 million in insurance settlement proceeds.

Net cash used in financing activities from continuing operations was $59.5 million for the three months ended March 30, 2025, and primarily consisted of $300.0 million in repurchases of our common stock under the accelerated share repurchase agreement, a $250.9 million increase in net borrowings under our Senior Credit Facility and $15.2 million in dividend payments.
Borrowings
The indentures governing our 4.625% Senior Notes due 2027 (the “2027 Notes”) and 4.25% Senior Notes due 2028 (the "2028 Notes") contain covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions. As of March 30, 2025, we were in compliance with these requirements.
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
Summarized Financial Information – Obligor Group
The 2027 Notes are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes is guaranteed, jointly and severally, by an enumerated group of the

Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. Summarized financial information for the Parent and Guarantor Subsidiaries (collectively, the “Obligor Group”) as of March 30, 2025 and December 31, 2024 and for the three months ended March 30, 2025 is as follows:

	Three Months Ended
	March 30, 2025
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Net revenue	$507.2	$72.9	$434.3
Cost of goods sold	315.1	59.7	255.4
Gross profit	192.1	13.2	178.9
Income (loss) from continuing operations	44.1	48.1	(4.0)
Net income (loss)	44.0	48.1	(4.1)

	March 30, 2025			December 31, 2024
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Total current assets	$1,049.6	$205.5	$844.1	$1,034.1	$201.2	$832.9
Total assets	2,829.3	288.2	2,541.1	2,815.2	277.8	2,537.4
Total current liabilities	1,256.5	917.0	339.5	1,275.4	953.4	322.0
Total liabilities	3,644.3	1,084.3	2,560.0	3,450.5	1,126.6	2,323.9
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
In our Annual Report on Form 10-K for the year ended December 31, 2024, we provided disclosure regarding our critical accounting estimates, which are reflective of significant judgments and uncertainties, are important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions and conditions.
New Accounting Standards
See Note 2 to the condensed consolidated financial statements included in this report for a discussion of recently issued accounting guidance, including estimated effects, if any, of the adoption of the guidance on our financial statements.
Forward-Looking Statements
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks and uncertainties, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers; delays or cancellations in shipments; demand for and market acceptance of new and existing products; the impact of inflation and disruptions in our global supply chain on us and our suppliers (particularly sole-source suppliers and providers of sterilization services), including fluctuations in the cost and availability of resins and other raw materials, as well as certain components, used in the production or sterilization of our products, transportation constraints and delays, product shortages, energy shortages or increased energy costs, labor shortages in the United States and elsewhere, and increased operating and labor costs; our inability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with our expectations; our inability to effectively execute our restructuring programs; our inability to realize anticipated savings resulting from restructuring plans and programs; the impact of enacted healthcare reform legislation and proposals to amend, replace or repeal the legislation; changes in Medicare, Medicaid and third party coverage and reimbursements; the impact of tax legislation and related regulations; competitive market conditions and resulting effects on revenues and pricing; global economic factors, including currency exchange rates, interest rates, trade disputes, the implementation or threatened implementation of tariffs, sovereign debt issues, and international conflicts and hostilities, such as the ongoing conflicts between Russia and Ukraine and in the Middle East; public health epidemics and pandemics, such as COVID-19; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise explicitly stated by us or as required by law or regulation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the information set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, contracts, employment and environmental matters. As of March 30, 2025 and December 31, 2024, we had accrued liabilities of $0.8 million in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Amounts accrued for legal contingencies are often determined based on a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, including as to the timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute, or procedural or jurisdictional issues; there is uncertainty or unpredictability regarding the number of potential claims; there is the potential to achieve comprehensive multi-party settlements; there is complexity regarding related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against us, we do not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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

Item 1A. Risk Factors
See the information set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in risk factors for the quarter ended March 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents the repurchases of our common stock during the three months ended March 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2025 - February 2, 2025	—	—	—	$300,000,000
February 3, 2025 - March 2, 2025 (2)	1,725,253		1,725,253	—
March 3, 2025 - March 30,2025	—	—	—	—
Total	1,725,253		1,725,253
(1)On July 30, 2024, our Board of Directors authorized a share repurchase program for up to $500 million of our common stock. As of March 30, 2025, there is no remaining share repurchase capacity under the program.
(2)On February 28, 2025, we entered into an accelerated share repurchase program (the "ASR Transaction") with JPMorgan Chase Bank. (the “Counterparty”) to repurchase an aggregate of $300 million (the "Repurchase Price") of our common stock. The ASR Transaction was executed under the $500 million share repurchase program authorized by our Board of Directors on July 30, 2024. Under the terms of the ASR Transaction, on March 3, 2025, we paid the Repurchase Price to the Counterparty in exchange for 1,725,253 shares of our common stock, representing shares with a value of 80% of the total Repurchase Price. The initial shares received, which have been included in treasury stock as of March 30, 2025, were calculated based on a price per share of $139.11, which was the closing share price of our common stock on February 27, 2025. Final settlement under the ASR Transaction occurred on April 9, 2025, at which time we received 493,150 additional shares of common stock. The total shares received were calculated based on a price per share of $135.23, which was based on volume-weighted average prices of our common stock during the accelerated share repurchase period less a discount. See "Management's Discussion and Analysis of Financial Condition — Liquidity and Capital Resources."

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans
During the quarter ended March 30, 2025, none of our directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale of purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

Departure of Executive Officer
On April 29, 2025, the Company notified Jay White, its Corporate Vice President and President, Global Commercial, that his employment with the company would terminate on July 1, 2025 as a result of the elimination of his position in connection with our previously announced separation of the Company. Upon termination, Mr. White shall be entitled to the benefits, and subject to the obligations, provided for in the Senior Executive Officer Severance Agreement, dated February 25, 2021, between the Company and Mr. White.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.		Description

10.1		Senior Executive Officer Severance Agreement, dated April 2, 2025, between the Company and John R. Deren.
10.2		Executive Change In Control Agreement, dated April 2, 2025, between the Company and John R. Deren.
10.3		Consulting Agreement, dated March 6, 2025, between the Company and Thomas Powell.
31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
32.1	—	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	—
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 30, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Cover Page; (ii) the Condensed Consolidated Statements of Income for the three months ended March 30, 2025 and March 31, 2024; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2025 and March 31, 2024; (iv) the Condensed Consolidated Balance Sheets as of March 30, 2025 and December 31, 2024; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2025 and March 31, 2024; (vi) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 30, 2025 and March 31, 2024; and (vii) Notes to Condensed Consolidated Financial Statements.

104.1	—	The cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2025, formatted in inline XBRL (included in Exhibit 101.1).
____________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEFLEX INCORPORATED

By:	/s/ Liam J. Kelly
Liam J. Kelly President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John R. Deren
John R. Deren Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 1, 2025