Form 10-Q
period 2025-06-29
TELEFLEX INC
filed 2025-07-31
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The registrant had 44,192,817 shares of common stock, par value $1.00 per share, outstanding as of July 29, 2025.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 29, 2025

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(Dollars and shares in thousands, except per share)
Net revenues	$780,889	$749,691	$1,481,558	$1,487,540
Cost of goods sold	349,804	333,233	661,034	654,948
Gross profit	431,085	416,458	820,524	832,592
Selling, general and administrative expenses	215,081	250,631	437,791	493,461
Research and development expenses	38,521	41,094	74,925	78,393
Pension settlement charge	—	—	—	138,139
Restructuring charges, separation costs and impairment charges	22,172	7,855	26,927	10,514
Income from continuing operations before interest and taxes	155,311	116,878	280,881	112,085
Interest expense	21,708	21,168	40,252	43,851
Interest income	(1,643)	(1,787)	(3,560)	(3,453)
Income from continuing operations before taxes	135,246	97,497	244,189	71,687
Taxes (benefit) on income from continuing operations	12,662	17,332	26,501	(24,219)
Income from continuing operations	122,584	80,165	217,688	95,906
Operating loss from discontinued operations	(4)	(164)	(137)	(751)
Tax benefit on operating loss from discontinued operations	—	(37)	(31)	(172)
Loss from discontinued operations	(4)	(127)	(106)	(579)
Net income	$122,580	$80,038	$217,582	$95,327
Earnings per share:
Basic:
Income from continuing operations	$2.77	$1.70	$4.84	$2.03
Loss from discontinued operations	—	—	(0.01)	(0.01)
Net income	$2.77	$1.70	$4.83	$2.02
Diluted:
Income from continuing operations	$2.77	$1.69	$4.82	$2.02
Loss from discontinued operations	—	—	—	(0.01)
Net income	$2.77	$1.69	$4.82	$2.01
Weighted average common shares outstanding
Basic	44,269	47,151	45,017	47,130
Diluted	44,332	47,361	45,120	47,378
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(Dollars in thousands)
Net income	$122,580	$80,038	$217,582	$95,327
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $11,390, $(1,571), $18,063, and $(4,209) for the three and six month periods, respectively	41,929	(14,232)	68,218	(50,901)
Pension and other postretirement benefit plans adjustment, net of tax of $275, $100, $463 and $(60,731) for the three and six month periods, respectively	(854)	(366)	(1,457)	88,976
Derivatives qualifying as hedges, net of tax of $191, $(27), $316 and $(145) for the three and six month periods, respectively	(6,650)	(3,553)	(8,746)	(2,875)
Other comprehensive income (loss), net of tax:	34,425	(18,151)	58,015	35,200
Comprehensive income	$157,005	$61,887	$275,597	$130,527
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 29, 2025	December 31, 2024
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$253,697	$290,188
Accounts receivable, net	513,812	459,495
Inventories	693,686	600,133
Prepaid expenses and other current assets	199,000	117,851
Prepaid taxes	63,667	3,457
Total current assets	1,723,862	1,471,124
Property, plant and equipment, net	548,961	502,852
Operating lease assets	99,097	108,912
Goodwill	2,694,052	2,632,314
Intangible assets, net	2,184,312	2,268,714
Deferred tax assets	12,866	11,374
Other assets	112,069	102,624
Total assets	$7,375,219	$7,097,914
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$100,000	$100,000
Accounts payable	157,558	141,031
Accrued expenses	157,178	143,167
Payroll and benefit-related liabilities	114,167	151,263
Accrued interest	5,632	5,338
Income taxes payable	22,494	41,318
Other current liabilities	159,119	67,243
Total current liabilities	716,148	649,360
Long-term borrowings	1,801,645	1,555,871
Deferred tax liabilities	373,955	391,066
Pension and postretirement benefit liabilities	21,485	20,185
Noncurrent liability for uncertain tax positions	1,968	1,831
Noncurrent operating lease liabilities	93,506	99,154
Other liabilities	123,644	102,307
Total liabilities	3,132,351	2,819,774
Commitments and contingencies
Total shareholders' equity	4,242,868	4,278,140
Total liabilities and shareholders' equity	$7,375,219	$7,097,914
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 29, 2025	June 30, 2024
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$217,582	$95,327
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	106	579
Depreciation expense	37,583	34,487
Intangible asset amortization expense	95,460	99,686
Deferred financing costs and debt discount amortization expense	1,705	1,716
Pension settlement charge	—	138,139
Fair value step up of acquired inventory sold	—	1,722
Changes in contingent consideration	14,080	5,852
Stock-based compensation	14,767	15,739
Asset impairment charge	8,117	2,110
(Gain) loss on non-designated foreign currency forward contracts	(83,532)	—
Deferred income taxes, net	(1,935)	(62,953)
Interest benefit on swaps designated as net investment hedges	(7,484)	(8,000)
Other	(5,584)	2,168
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(41,674)	(11,238)
Inventories	(50,593)	(23,775)
Prepaid expenses and other assets	(6,100)	11,443
Accounts payable, accrued expenses and other liabilities	(31,289)	(34,157)
Income taxes receivable and payable, net	(80,023)	(64,313)
Net cash provided by operating activities from continuing operations	81,186	204,532
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(64,639)	(73,232)
Payments for businesses and intangibles acquired, net of cash acquired	(6,700)	(70)
Insurance settlement proceeds	9,447	—
Net proceeds on swaps designated as net investment hedges	7,612	18,262
Proceeds from sales of investments	—	7,300
Purchase of investments	(5,000)	(7,300)
Net cash used in investing activities from continuing operations	(59,280)	(55,040)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	300,000	—
Reduction in borrowings	(55,375)	(98,250)
Repurchase of common stock	(300,000)	—
Net proceeds from share based compensation plans and related tax impacts	7,207	2,398
Share repurchase excise tax	(1,894)	—
Payments for contingent consideration	(112)	(122)
Dividends paid	(30,218)	(32,018)
Debt extinguishment, issuance and amendment fees	(2,800)	—
Net cash used in financing activities from continuing operations	(83,192)	(127,992)
Cash flows from discontinued operations:
Net cash used in operating activities	(350)	(2,239)
Net cash used in discontinued operations	(350)	(2,239)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	17,908	(3,542)
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(43,728)	15,719
Cash, cash equivalents and restricted cash equivalents at the beginning of the period	327,650	222,848
Cash, cash equivalents and restricted cash equivalents at the end of the period	$283,922	$238,567
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2024	48,096	$48,096	$781,184	$4,115,870	$(316,669)	1,822	$(350,341)	$4,278,140
Net income				95,002				95,002
Dividends ($0.34 per share)				(15,244)				(15,244)
Other comprehensive income					23,590			23,590
Shares issued under compensation plans	95	95	7,537			(31)	7,108	14,740
Repurchase of common stock			(60,000)			1,725	(242,400)	(302,400)
Deferred compensation			1,336			—	—	1,336
Balance at March 30, 2025	48,191	48,191	730,057	4,195,628	(293,079)	3,516	(585,633)	4,095,164
Net income				122,580				122,580
Dividends ($0.34 per share)				(15,078)				(15,078)
Other comprehensive income					34,425			34,425
Shares issued under compensation plans	6	6	5,526			(5)	873	6,405
Repurchase of common stock			64,450			493	(65,094)	(644)
Deferred compensation	—	—	16			—	—	16
Balance at June 29, 2025	48,197	$48,197	$800,049	$4,303,130	$(258,654)	4,004	$(649,854)	$4,242,868

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2023	48,046	$48,046	$749,712	$4,109,736	$(314,405)	1,006	$(152,101)	$4,440,988
Net income				15,289				15,289
Cash dividends ($0.34 per share)				(16,001)				(16,001)
Other comprehensive income					53,351			53,351
Shares issued under compensation plans	35	35	6,166			(21)	2,244	8,445
Deferred compensation			347			(5)	791	1,138
Balance at March 31, 2024	48,081	48,081	756,225	4,109,024	(261,054)	980	(149,066)	4,503,210
Net income				80,038				80,038
Cash dividends ($0.34 per share)				(16,017)				(16,017)
Other comprehensive loss					(18,151)			(18,151)
Shares issued under compensation plans	10	10	8,967			(5)	655	9,632
Deferred compensation	—	—	2			—	5	7
Balance at June 30, 2024	48,091	$48,091	$765,194	$4,173,045	$(279,205)	975	$(148,406)	$4,558,719

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
Supplemental balance sheet information
Cash, cash equivalents, and restricted cash equivalents consisted of the following at June 29, 2025 and December 31, 2024:

	June 29, 2025	December 31, 2024
Cash and cash equivalents	$253,697	$290,188
Restricted cash equivalents in other current assets (1)	14,700	14,700
Restricted cash equivalents in other assets (1)	15,525	22,762
Total cash, cash equivalents and restricted cash equivalents	$283,922	$327,650
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
Note 3 — Net revenues
We primarily generate revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when our products are shipped from the manufacturing or distribution facility. For our Original Equipment and Development Services ("OEM") product category, included within our Americas segment, most revenue is recognized over time because OEM generates revenue from the sale of custom products that have no alternative use and we have an enforceable right to payment to the extent that performance has been completed. We market and sell products through our direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers, which constituted 88%, 10% and 2% of consolidated net revenues, respectively, for the six months ended June 29, 2025. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. With respect to the custom products sold in OEM, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.
The following table disaggregates revenue by global product category for the three and six months ended June 29, 2025 and June 30, 2024.

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Vascular access	$185,531	$181,105	$367,898	$362,459
Interventional	170,019	141,157	307,578	275,822
Anesthesia	96,386	102,491	182,980	198,843
Surgical	114,042	111,304	219,827	216,828
Interventional urology	76,388	83,104	147,355	162,846
OEM	78,675	88,825	142,559	176,522
Other (1)	59,848	41,705	113,361	94,220
Net revenues (2)	$780,889	$749,691	$1,481,558	$1,487,540
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
Note 4 — Acquisition
On February 24, 2025, we executed a definitive agreement to acquire substantially all of the Vascular Intervention business of BIOTRONIK SE & Co. KG (the "VI Business"). The acquisition adds a broad suite of coronary and peripheral medical devices, such as drug-coated balloons, stents, and balloon catheters, which will complement our interventional product portfolio. For additional information regarding the acquisition of the VI Business, see Note 15, Subsequent events.
For the three and six months ended June 29, 2025, we incurred acquisition-related costs of $11.2 million and $15.6 million, respectively, which were recognized in selling, general and administrative expenses in the Condensed Consolidated Statement of Income.

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
The following tables provide a summary of our cost estimates and other information associated with these plans:

	2024 Footprint Realignment plan	2023 Footprint Realignment plan
Plan expense estimates:	(Dollars in millions)
Restructuring charges (1)	$16 million to $20 million	$4 million to $6 million
Restructuring related charges (2) (3)	$21 million to $26 million	$7 million to $9 million
Total restructuring and restructuring related charges	$37 million to $46 million	$11 million to $15 million
Other plan estimates:
Expected cash outlays	$31 million to $38 million	$11 million to $15 million
Expected capital expenditures	$15 million to $17 million	$2 million to $3 million
Other plan information:
Period initiated	May 2024	September 2023
Estimated period of substantial completion	End of 2025	End of 2027
Aggregate restructuring charges	$13.5 million	$3.2 million
Restructuring reserve:
Balance as of June 29, 2025	$10.3 million	$2.9 million
Restructuring related charges incurred:
Three months ended June 29, 2025	$2.4 million	$0.9 million
Six months ended June 29, 2025	$6.2 million	$1.5 million
Aggregate restructuring related charges	$12.8 million	$4.2 million
(1)Substantially all of the charges consist of employee termination benefit costs.
(2)2024 Footprint realignment plan restructuring related charges represent costs that are directly related to the program and consist primarily of project management costs and costs to relocate manufacturing operations and support functions to the new locations. Substantially all of the restructuring related charges are expected to be recognized within cost of goods sold.
(3)2023 Footprint realignment plan restructuring related charges represent costs that are directly related to the program and principally constitute costs to transfer manufacturing operations to existing lower-cost locations and project management costs. Substantially all of these charges are expected to be recognized within cost of goods sold.
2024 Restructuring plan
During the fourth quarter of 2024, we initiated the "2024 restructuring plan," which included initiatives to optimize operations, reduce costs and enhance efficiencies across our business lines, including the relocation of select office administrative operations. The plan is substantially complete and as a result, we expect future restructuring expenses associated with the plan to be immaterial.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Restructuring charges, separation costs and impairment charges recognized for the three and six months ended June 29, 2025 and June 30, 2024 consisted of the following:

Three Months Ended June 29, 2025
	Termination Benefits	Other Costs (1)	Total
2024 Restructuring plan	$40	$9	$49
2024 Footprint realignment plan	1,101	55	1,156
2023 Footprint realignment plan	87	—	87
Other restructuring programs (2)	(143)	16	(127)
Restructuring charges	1,085	80	1,165
Asset impairment charges	—	8,117	8,117
Separation costs	—	12,890	12,890
Restructuring charges, separation costs and impairment charges	$1,085	$21,087	$22,172

Three Months Ended June 30, 2024
	Termination Benefits	Other Costs (1)	Total
2024 Footprint realignment plan	$8,572	$—	$8,572
2023 Restructuring plan	(974)	36	(938)
2023 Footprint realignment plan	588	1	589
Other restructuring programs (3)	(373)	5	(368)
Restructuring charges	$7,813	$42	$7,855

Six Months Ended June 29, 2025
	Termination Benefits	Other Costs (1)	Total
2024 Restructuring plan	$161	$60	$221
2024 Footprint realignment plan	2,166	92	2,258
2023 Footprint realignment plan	330	2	332
Other restructuring programs (2)	(143)	25	(118)
Restructuring charges	2,514	179	2,693
Asset impairment charges	—	8,117	8,117
Separation costs	—	16,117	16,117
Restructuring charges, separation costs and impairment charges	$2,514	$24,413	$26,927

Six Months Ended June 30, 2024
	Termination Benefits	Other Costs (1)	Total
2024 Footprint realignment plan	$8,572	$—	$8,572
2023 Restructuring plan	(818)	82	(736)
2023 Footprint realignment plan	743	3	746
Other restructuring programs (3)	(208)	30	(178)
Restructuring charges	8,289	115	8,404
Asset impairment charges	—	2,110	2,110
Restructuring and impairment charges	$8,289	$2,225	$10,514
(1) Other costs include facility closure, contract termination and other exit costs.
(2) Includes activity primarily related to our 2023 Restructuring plan and our Respiratory divestiture plan.
(3) Includes activity primarily related to our 2022 Restructuring plan, which has concluded.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Impairment charges
For the three and six months ended June 29, 2025 and the six months ended June 30, 2024, we recognized impairment charges of $8.1 million and $2.1 million, respectively, primarily related to our cessation of occupancy at certain leased facilities during those periods.
Recently Announced Strategic Actions and Separation Costs
On February 27, 2025, we announced our intention to create a new, independently traded public company comprising Acute Care (consisting of our Urology and Respiratory product categories, the majority of our Anesthesia product category and certain products within our Interventional Access and Surgical product categories), our Interventional Urology and OEM businesses (referred to collectively as "NewCo"). Our Vascular Access product category, most of our products within our Interventional Access and Surgical product categories and the VI Business will remain with Teleflex. Since announcing the intended separation, we have received a number of inbound expressions of interest in acquiring NewCo and, with oversight of the Board, we continue to actively explore the potential sale of NewCo in parallel with the potential spin transaction. The completion of any separation transaction and the achievement of tax-free status for U.S. tax purposes will be contingent upon various conditions and approvals, including approval of our Board of Directors, receipt of requisite regulatory clearances and compliance with applicable SEC requirements. There can be no guarantees that the proposed separation will be completed on the terms and within the timeframe we announced, or at all. During the three and six months ended June 29, 2025, we recognized separation costs of $12.9 million and $16.1 million, respectively, primarily consisting of consulting, legal, tax and other professional advisory services associated with the strategic actions.
Note 6 — Inventories
Inventories as of June 29, 2025 and December 31, 2024 consisted of the following:

	June 29, 2025	December 31, 2024
Raw materials	$188,047	$155,201
Work-in-process	145,064	115,814
Finished goods	360,575	329,118
Inventories	$693,686	$600,133
Note 7 — Goodwill and other intangible assets
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment for the six months ended June 29, 2025:

	Americas	EMEA	Asia	Total
December 31, 2024	$1,932,769	$465,489	$234,056	$2,632,314
Currency translation adjustment	2,442	47,559	11,737	61,738
June 29, 2025	$1,935,211	$513,048	$245,793	$2,694,052
Our Interventional Urology North America reporting unit is at risk for future goodwill impairment charges, which could be material, if there is a deterioration in general economic, market or business conditions or significant unfavorable changes in our forecasted current or long-term revenue growth rates, operating margins and/or discount rate. As of June 29, 2025, the carrying value of goodwill related to the Interventional Urology North America reporting unit was $403.9 million.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The gross carrying amount of, and accumulated amortization relating to, intangible assets as of June 29, 2025 and December 31, 2024 were as follows:

	Gross Carrying Amount		Accumulated Amortization
	June 29, 2025	December 31, 2024	June 29, 2025	December 31, 2024
Customer relationships	$1,364,375	$1,354,087	$(659,017)	$(620,619)
In-process research and development	23,666	23,666	—	—
Intellectual property	1,875,207	1,870,407	(922,037)	(863,066)
Distribution rights	18,766	23,004	(18,673)	(22,524)
Trade names	608,775	603,202	(106,750)	(99,443)
Non-compete agreements	21,937	21,894	(21,937)	(21,894)
	$3,912,726	$3,896,260	$(1,728,414)	$(1,627,546)
We test the recoverability of long-lived assets whenever events or circumstances indicate the carrying value of an asset may not be recoverable. As of March 30, 2025, we identified indicators of a potential impairment related to the long-lived assets associated with our Titan SGS asset group, which primarily consists of intangible assets. The indicators of a potential impairment primarily arose from lower than expected sales of our Titan SGS product line and anticipated continuing reduced demand for bariatric surgery procedures in future periods driven by the growing adoption of GLP-1 products. We performed a recoverability test, utilizing an updated long-term forecast reflecting higher uncertainty of revenue growth in future periods compared to previous estimates. We concluded that the undiscounted cash flows of the Titan SGS product line exceeded the carrying value of the related assets by approximately 10%. Accordingly, no impairment was recognized during the three or six months ended June 29, 2025 related to the Titan SGS asset group. If actual future revenues are lower than forecasted, it may result in future impairment charges, which could be material. The carrying value of the intangible assets as of June 29, 2025 was $127.5 million.
Note 8 — Borrowings
Our borrowings at June 29, 2025 and December 31, 2024 were as follows:

	June 29, 2025	December 31, 2024
Senior Credit Facility:
Revolving credit facility, at a rate of 5.80% at June 29, 2025, due 2027	$370,125	$113,000
Term loan facility, at a rate of 5.80% at June 29, 2025, due 2027	462,500	475,000
4.625% Senior Notes due 2027	500,000	500,000
4.250% Senior Notes due 2028	500,000	500,000
Securitization program, at a rate of 5.18% at June 29, 2025	75,000	75,000
	1,907,625	1,663,000
Less: Unamortized debt issuance costs	(5,980)	(7,129)
	1,901,645	1,655,871
Current portion of borrowings	(100,000)	(100,000)
Long-term borrowings	$1,801,645	$1,555,871
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
Subsequently, on June 24, 2025, we executed a further amendment to the Credit Agreement, increasing the aggregate principal amount of the delayed term loan facility by $200 million. After giving effect to the amendment, the delayed draw term loan facility provides for an aggregate amount of delayed draw term loan commitments of $700 million. As of June 29, 2025, we have made no borrowings under the delayed draw term loan facility. For additional information regarding the delayed term loan facility, see Note 15, Subsequent events.
As of June 29, 2025, we have capitalized $2.8 million in transaction fees, including underwriters' discounts and commissions incurred in connection with the delayed draw term loan facility.
Note 9 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We typically enter into the non-designated foreign currency forward contracts for periods consistent with our currency translation exposures, which generally approximate one month. Concurrent with the execution of the agreement to acquire the VI Business as described in Note 4, in February 2025, we also entered into non-designated foreign currency forward contracts with an aggregate notional value of €700 million to hedge economically against the foreign currency exposure associated with the cash consideration required to complete the acquisition. For additional information regarding the foreign currency forward contracts related to the VI Business, see Note 15, Subsequent events. For the three and six months ended June 29, 2025, we recognized gains of $63.8 million and $86.4 million, respectively, from non-designated foreign currency forward contracts within selling, general and administrative expenses. For the three and six months ended June 30, 2024, we recognized a loss of $0.1 million and a gain of $3.5 million, respectively, from non-designated foreign currency forward contracts within selling, general and administrative expenses.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of June 29, 2025 and December 31, 2024 was $322.4 million and $270.9 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of June 29, 2025 and December 31, 2024 was $177.5 million and $168.6 million, respectively. All open foreign currency forward contracts as of June 29, 2025 have durations of 12 months or less.
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
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI"). The following table summarizes the foreign exchange gains and losses recognized within AOCI and the interest benefit recognized within interest expense related to cross currency swaps for the three and six months ended June 29, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Foreign exchange (loss) gain	$(61,063)	$5,297	$(83,563)	$14,190
Interest benefit	3,245	4,280	7,484	8,000

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Balance sheet presentation
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative financial instruments as of June 29, 2025 and December 31, 2024:

	June 29, 2025	December 31, 2024
	Fair Value
Asset derivatives:
Designated foreign currency forward contracts	$4,192	$5,780
Non-designated foreign currency forward contracts	83,109	254
Cross-currency interest rate swaps	8,122	15,972
Prepaid expenses and other current assets	95,423	22,006
Cross-currency interest rate swaps	—	5,409
Other assets	—	5,409
Total asset derivatives	$95,423	$27,415
Liability derivatives:
Designated foreign currency forward contracts	$9,785	$3,078
Non-designated foreign currency forward contracts	253	931
Cross-currency interest rate swaps	54,283	9,575
Other current liabilities	64,321	13,584
Cross-currency interest rate swaps	50,517	—
Other liabilities	50,517	—
Total liability derivatives	$114,838	$13,584
See Note 11 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax. There was no ineffectiveness related to our cash flow hedges during the three and six months ended June 29, 2025 and June 30, 2024.
Trade receivables
The allowance for credit losses as of June 29, 2025 and December 31, 2024 was $8.6 million and $10.0 million, respectively. The current portion of the allowance for credit losses, which was $4.1 million and $6.1 million as of June 29, 2025 and December 31, 2024, respectively, was recognized as a reduction of accounts receivable, net.
Note 10 — Fair value measurement
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2025 and December 31, 2024:

	Total carrying value at June 29, 2025	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$33,279	$33,279	$—	$—
Derivative assets	95,423	—	95,423	—
Derivative liabilities	114,838	—	114,838	—
Contingent consideration liabilities	63,245	—	—	63,245

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Total carrying value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$39,559	$39,559	$—	$—
Derivative assets	27,415	—	27,415	—
Derivative liabilities	13,584	—	13,584	—
Contingent consideration liabilities	49,277	—	—	49,277
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
We determine the fair value of certain contingent consideration liabilities using a Monte Carlo simulation (which involves a simulation of future revenues during the earn-out period using management's best estimates) or discounted cash flow analysis. Increases in projected revenues, estimated cash flows and probabilities of payment may result in significantly higher fair value measurements; decreases in these items may have the opposite effect. Increases in the discount rates in periods prior to payment may result in significantly lower fair value measurements and decreases in the discount rates may have the opposite effect. As of June 29, 2025, the maximum amount we may be required to pay under the contingent consideration arrangements was $65 million, of which $50 million and $15 million relate to the Palette Life Sciences AB ("Palette") and the Standard Bariatrics Inc. acquisitions, respectively.
The table below provides additional information regarding the valuation technique and inputs used in determining the fair value of our significant contingent consideration liabilities.

Contingent Consideration Liability	Valuation Technique	Unobservable Input
Revenue-based
	Monte Carlo simulation	Revenue volatility	18.5%
		Risk free rate	Cost of debt structure
		Projected year of payment	Prior to the end of 2026

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information regarding changes in our contingent consideration liabilities for the six months ended June 29, 2025:

Contingent consideration
Balance – December 31, 2024	$49,277
Payments	(112)
Revaluations and other adjustments	14,080
Balance – June 29, 2025	$63,245
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

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Basic	44,269	47,151	45,017	47,130
Dilutive effect of share-based awards	63	210	103	248
Diluted	44,332	47,361	45,120	47,378
The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share were 1.5 million and 1.3 million for the three and six months ended June 29, 2025, respectively, and 0.9 million for the three and six months ended June 30, 2024.
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
The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the six months ended June 29, 2025 and June 30, 2024:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2024	$1,839	$1,838	$(320,346)	$(316,669)
Other comprehensive (loss) income before reclassifications	(9,210)	(2,090)	68,218	56,918
Amounts reclassified from accumulated other comprehensive income	464	633	—	1,097
Net current-period other comprehensive (loss) income	(8,746)	(1,457)	68,218	58,015
Balance as of June 29, 2025	$(6,907)	$381	$(252,128)	$(258,654)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2023	$1,396	$(88,049)	$(227,752)	$(314,405)
Other comprehensive income (loss) before reclassifications	(780)	8,735	(50,901)	(42,946)
Amounts reclassified from accumulated other comprehensive (loss) income	(2,095)	80,241	—	78,146
Net current-period other comprehensive income	(2,875)	88,976	(50,901)	35,200
Balance as of June 30, 2024	$(1,479)	$927	$(278,653)	$(279,205)
The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss)/income into (income)/expense, net of tax, for the three and six months ended June 29, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
(Gains) Loss on foreign exchange contracts:
Cost of goods sold	$(1,231)	$(347)	$357	$(2,109)
Total before tax	(1,231)	(347)	357	(2,109)
Taxes	(9)	31	107	14
Net of tax	(1,240)	(316)	464	(2,095)
Pension and other postretirement benefit items (1):
Actuarial (gains) losses	15	9	39	1,210
Prior-service costs	385	(491)	770	(983)
Settlements	—	—	—	138,139
Total before tax	400	(482)	809	138,366
Tax benefit	(87)	107	(176)	(58,125)
Net of tax	313	(375)	633	80,241
Total reclassifications, net of tax	$(927)	$(691)	$1,097	$78,146
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans.
Note 12 — Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Effective income tax rate (1)	9.4%	17.8%	10.9%	(33.8)%
(1) The effective income tax rates for the three and six months ended June 29, 2025 and the three months ended June 30, 2024 represent income tax expense. The effective income tax rate for the six months ended June 30, 2024 represents an income tax benefit.

The effective income tax rates for the three and six months ended June 29, 2025 and were 9.4% and 10.9%, respectively. The effective income tax rates for the three and six months ended June 29, 2025 reflect non-taxable favorable adjustments incurred in relation to foreign currency exchange rates, largely stemming from non-designated foreign currency forward contracts designed to hedge against the cash consideration for the VI Business acquisition. All periods include a tax benefit from research and development tax credits. The effective income tax rate for the six months ended June 30, 2024 reflects a tax benefit associated with a pension charge recognized in connection with the termination of the TRIP defined benefit plan.
See Note 15 for subsequent event related to taxes on income from continuing operations.

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
Remediation activities vary substantially in duration and cost from site to site. The nature of these activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At June 29, 2025, we have recorded $0.5 million and $3.2 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of June 29, 2025. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.
Legal matters: We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, commercial disputes, acquisition and divestiture related matters, contracts, employment, environmental and other matters. As of June 29, 2025, we have recorded accrued liabilities of $1.1 million in connection with such contingencies, representing our best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters. Amounts accrued for legal contingencies are often determined based on a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, including as to the timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute, or procedural or jurisdictional issues; there is uncertainty or unpredictability regarding the number of potential claims; there is the potential to achieve comprehensive multi-party settlements; there is complexity regarding related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against us, we do not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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
Other: In 2015, the Italian parliament enacted legislation that, among other things, imposed a “payback” measure on medical device companies that supply goods and services to the Italian National Healthcare System. Under the measure, companies are required to make payments to the Italian government if medical device expenditures in a given year exceed regional expenditure ceilings established for that year. The payment amounts are calculated based on the amount by which the regional ceilings for the given year were exceeded. In response to decrees issued by the Italian Ministry of Health, the various Italian regions issued invoices to medical device companies, including Teleflex, under the payback measure in the fourth quarter of 2022 seeking payment with respect to excess expenditures for the years 2015 through 2018. Following the issuance of the invoices, we and numerous other medical device companies filed appeals with the Italian administrative courts challenging the enforceability of the payback measure, primarily on the basis that the law was unconstitutional. The Italian administrative courts referred the question regarding the constitutionality of the law to the Italian Constitutional Court, which in July 2024, issued a ruling upholding the law as constitutional. As of June 29, 2025, our reserve related to this matter was $44.5 million, of which $4.7 million was recorded as a reduction of revenue during the six

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

months ended June 29, 2025. In June 2025, the Italian parliament proposed modifications to the previously enacted legislation to reduce the payment amounts due from the affected companies, including Teleflex, for the years 2015 through 2018. We are in the process of evaluating the proposed modifications, which are expected to become effective during the third quarter of 2025. In the event the modifications become effective, we do not expect they will have a material impact on our current reserve related to this matter.

As part of our acquisition of Palette in 2023, we identified certain foreign tax liabilities that had not been properly recognized and paid by Palette prior to our acquisition. As part of our acquisition accounting, we have established a liability of $4.3 million, representing our best estimate of the outstanding tax liabilities including interest as of June 29, 2025. In February 2024, we requested the relevant foreign tax authority to re-assess Palette’s previously filed tax returns for the related periods. In April 2025, we received a notice from the tax authority indicating our request may be subject to challenge. We intend to defend the position stated in our reassessment request vigorously should the tax authority ultimately disagree with the basis for our request and decide to challenge our request. If we are unsuccessful in defending our position, we may be required to pay an amount in excess of our current established liability, which could be material.
Tax audits and examinations: We are routinely subject to tax examinations by various tax authorities. As of June 29, 2025, the most significant tax examinations in process were in Germany and the United States. We may establish reserves with respect to our uncertain tax positions, after we adjust the reserves to address developments with respect to our uncertain tax positions, including developments in these tax examinations. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.
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
The following tables present our segment results for the three and six months ended June 29, 2025 and June 30, 2024:

	Three Months Ended June 29, 2025
	Americas	EMEA	Asia	Segment Total
Net revenues	$525,637	$166,227	$89,025	$780,889
Cost of goods sold	212,076	73,645	36,782	322,503
Research and development expenses	21,498	9,579	4,965	36,042
Selling, general and administrative expenses	124,120	42,170	25,229	191,519
Segment operating profit (1)	$167,943	$40,833	$22,049	$230,825

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended June 30, 2024
	Americas	EMEA	Asia	Segment Total
Net revenues	$515,632	$147,064	$86,995	$749,691
Cost of goods sold	208,579	73,205	31,308	313,092
Research and development expenses	23,200	10,627	4,668	38,495
Selling, general and administrative expenses	121,933	39,444	25,242	186,619
Segment operating profit (1)	$161,920	$23,788	$25,777	$211,485

	Six Months Ended June 29, 2025
	Americas	EMEA	Asia	Segment Total
Net revenues	$1,001,361	$317,386	$162,811	$1,481,558
Cost of goods sold	402,507	143,298	64,475	610,280
Research and development expenses	42,438	18,134	9,331	69,903
Selling, general and administrative expenses	230,688	81,848	48,014	360,550
Segment operating profit (1)	$325,728	$74,106	$40,991	$440,825

	Six Months Ended June 30, 2024
	Americas	EMEA	Asia	Segment Total
Net revenues	$1,009,615	$306,720	$171,205	$1,487,540
Cost of goods sold	409,317	147,819	61,423	618,559
Research and development expenses	44,178	21,636	9,129	74,943
Selling, general and administrative expenses	233,516	77,826	48,791	360,133
Segment operating profit (1)	$322,604	$59,439	$51,862	$433,905
(1)Segment operating profit represents income from continuing operations before interest, loss on extinguishment of debt and taxes adjusted to exclude unallocated corporate expenses, manufacturing variances other than fixed manufacturing cost absorption variances, restructuring and impairment charges. See reconciliation of segment operating profit measures for further details.

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Reconciliation of segment operating profit measure
Segment operating profit	$230,825	$211,485	$440,825	$433,905
Other unallocated expenses (1)	53,342	86,752	133,017	173,167
Restructuring charges, separation costs and impairment charges	22,172	7,855	26,927	10,514
Pension settlement charge	—	—	—	138,139
Income (loss) from continuing operations before interest and taxes	$155,311	$116,878	$280,881	$112,085
(1) Other unallocated expenses include expenses within costs of goods sold, research and development and selling, general and administrative costs and primarily consist of manufacturing variances other than fixed manufacturing cost absorption variances and unallocated corporate function expenses.

	Three Months Ended		Six Months Ended
Depreciation and amortization	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Americas	$44,635	$48,538	$91,296	$95,693
EMEA	12,654	11,975	24,831	23,495
Asia	3,737	2,942	7,545	5,624
Corporate (1)	4,686	4,674	9,371	9,361
Consolidated depreciation and amortization	$65,712	$68,129	$133,043	$134,173
(1)Reflects depreciation and amortization included within other allocated expenses per reconciliation of segment operating profit measure.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 15 — Subsequent events
Completion of the VI Business acquisition and related transactions
On June 30, 2025, the first day of the third quarter 2025, we completed the acquisition of the VI Business for a net initial cash payment of €704.3 million, subject to certain working capital and other customary adjustments. The initial payment, along with transaction-related costs and other associated requirements, was financed through $700 million of borrowings under the delayed draw term loan facility as well as $140 million of borrowings under our revolving credit facility. We are evaluating the accounting for the business combination, including estimating the fair value of the assets acquired and liabilities assumed.
Concurrent with the completion of the VI Business acquisition, on June 30, 2025, we settled the foreign currency forward contracts entered to hedge economically against the foreign currency exposure associated with the cash consideration. The settlement of the forward currency contracts resulted in proceeds of $82.2 million.
In connection with the acquisition, we also entered into several ancillary agreements with BIOTRONIK SE & Co. KG to help facilitate business continuity and the integration of the business. The agreements primarily relate to transition support and distribution services and have varying durations extending up to 36 months. We will account for these services separately from the business combination, as they were negotiated primarily to benefit Teleflex and do not represent part of the consideration transferred for the acquisition.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act was signed into law, enacting certain extensions and significant modifications to existing U.S. tax law provisions. While we continue to evaluate its implications, we do not currently expect the OBBB Act to have a material impact on our 2025 financial statements.

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
Acquisition of BIOTRONIK Vascular Intervention business
On February 24, 2025, we executed a definitive agreement to acquire substantially all of the Vascular Intervention business of BIOTRONIK SE & Co. KG (the "VI Business"). The acquisition adds a broad suite of coronary and peripheral medical devices, such as drug-coated balloons, stents, and balloon catheters, which will complement our interventional product portfolio.
On June 30, 2025, the first day of the third quarter 2025, we completed the acquisition of the VI Business for a net initial cash payment of €704.3 million, subject to certain working capital and other customary adjustments. Borrowings under the delayed draw term loan, discussed within the Liquidity and Capital Resources section below, and our revolving credit facility were utilized to finance the acquisition, inclusive of transaction-related costs and other associated requirements.
Concurrent with the execution of the agreement to acquire the VI Business, we entered into foreign exchange derivative contracts with an aggregate notional value of €700 million to hedge economically against the foreign currency exposure associated with the cash consideration needed to complete the acquisition. These forward contracts were settled on June 30, 2025, concurrent with the completion of our acquisition. The settlement of the forward currency contracts resulted in proceeds of $82.2 million.
In connection with the acquisition, we also entered into several ancillary agreements with BIOTRONIK SE & Co. KG to help facilitate business continuity and the integration of the business. The agreements primarily relate to transition support and distribution services and have varying durations extending up to 36 months.
For additional information regarding the acquisition of the VI Business, refer to Notes 4 and 15 within the condensed consolidated financial statements included in this report.
Recently Announced Strategic Actions
On February 27, 2025, we announced our intention to create a new, independently traded public company comprising Acute Care (consisting of our Urology and Respiratory product categories, the majority of our Anesthesia product category and certain products within our Interventional Access and Surgical product categories), our Interventional Urology and OEM businesses (referred to collectively as "NewCo"). Our Vascular Access product category, most of our products within our Interventional Access and Surgical product categories and the VI Business will remain with Teleflex. Since announcing the intended separation, we have received a number of inbound expressions of interest in acquiring NewCo and, with oversight of the Board, we continue to actively explore the potential sale of NewCo in parallel with the potential spin transaction. There can be no guarantees that the proposed separation will be completed on the terms and within the timeframe we announced, or at all.

Impairment considerations
Our Interventional Urology North America reporting unit is at risk for future goodwill impairment charges, which could be material, if there is a deterioration in general economic, market or business conditions or significant unfavorable changes in our forecasted current or long-term revenue growth rates, operating margins and/or discount rate. As of June 29, 2025, the carrying value of goodwill related to the Interventional Urology North America reporting unit was $403.9 million.
We test the recoverability of long-lived assets whenever events or circumstances indicate the carrying value of an asset may not be recoverable. As of March 30, 2025, we identified indicators of a potential impairment related to the long-lived assets associated with our Titan SGS asset group, which primarily consists of intangible assets. The indicators of a potential impairment primarily arose from lower than expected sales of our Titan SGS product line and anticipated continuing reduced demand for bariatric surgery procedures in future periods driven by the growing adoption of GLP-1 products. We performed a recoverability test, utilizing an updated long-term forecast reflecting higher uncertainty of revenue growth in future periods compared to previous estimates. We concluded that the undiscounted cash flows of the Titan SGS product line exceeded the carrying value of the related assets by approximately 10%. Accordingly, no impairment was recognized during the three or six months ended June 29, 2025 related to the Titan SGS asset group. If actual future revenues are lower than forecasted, it may result in future impairment charges, which could be material. The carrying value of the intangible assets as of June 29, 2025 was $127.5 million.
Tariffs
Our global operations are subject to risks associated with international trade policies, and we continue to closely monitor developments in trade relations and policy, including tariffs. While tariffs have not had a significant impact on our costs for the three and six months ended June 29, 2025, changes to proposed and enacted tariffs in 2025 could have a material impact on our business. Due to recently enacted U.S. tariffs and accompanying retaliatory measures, we may experience a material negative impact on our gross margins and cash flows in future periods. This impact would be primarily driven by higher import costs linked to products manufactured in Mexico that are not currently compliant with the United States-Mexico-Canada Agreement (USMCA) and, to a lesser extent, our operations in Asia and Europe. We are currently evaluating options to mitigate our exposure through supply chain optimization strategies, including modifications to chain of custody protocols and increasing the proportion of products compliant with the USMCA in our portfolio, in addition to customer pricing. The ultimate impact of changes to tariffs and trade policies on our results from operations and cash flows will depend on several factors, including the timing, scale, scope, and nature of any tariffs or policies that are implemented, and any associated retaliatory measures.
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
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net revenues

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net revenues	$780.9	$749.7	$1,481.6	$1,487.5
Net revenues for the three months ended June 29, 2025 increased $31.2 million, or 4.2%, compared to the prior year period, primarily due to the prior period unfavorable $15.8 million adjustment to reserves related to the Italian payback measure, $8.8 million of favorable fluctuations in foreign currency exchange rates and an $8.6 million increase in sales of new products. The increases in net revenues were partially offset by a decrease in sales of existing products, primarily driven by declines in sales related to our OEM product category and UroLift product line.

Net revenues for the six months ended June 29, 2025 decreased $5.9 million, or 0.4%, compared to the prior year period, primarily due to a $47.6 million decrease in sales volumes of existing products, primarily driven by declines in sales related to our OEM product category and UroLift product line, partially offset by a $19.5 million increase in sales of new products and the prior period unfavorable $15.8 million adjustment to reserves related to the Italian payback measure.
Gross profit

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Gross profit	$431.1	$416.5	$820.5	$832.6
Percentage of sales	55.2%	55.6%	55.4%	56.0%
Gross margin for the three months ended June 29, 2025 decreased 40 basis points, or 0.7%, compared to the prior year period, primarily due to continued cost inflation from macro-economic factors, specifically with respect to labor and raw materials, an increase in logistics and distribution costs and unfavorable product mix, partially offset by the prior period unfavorable adjustment to reserves related to the Italian payback measure and favorable fluctuations in foreign currency exchange rates.
Gross margin for the six months ended June 29, 2025 decreased 60 basis points, or 1.1%, compared to the prior year period, primarily due to continued cost inflation from macro-economic factors, specifically with respect to labor and raw materials and unfavorable product mix, partially offset by the prior period unfavorable adjustment to reserves related to the Italian payback measure and favorable fluctuations in foreign currency exchange rates.
Selling, general and administrative

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Selling, general and administrative	$215.1	$250.6	$437.8	$493.5
Percentage of sales	27.5%	33.4%	29.5%	33.2%
Selling, general and administrative expenses for the three months ended June 29, 2025 decreased $35.5 million compared to the prior year period, which was primarily attributable to a $59.7 million benefit from non-designated foreign currency forward contracts designed to hedge against the cash consideration for the VI Business, and a decrease in sales and marketing expenses, partially offset by an increase in acquisition costs associated with the VI Business and increases in the estimated fair value of our contingent consideration liabilities.
Selling, general and administrative expenses for the six months ended June 29, 2025 decreased $55.7 million compared to the prior year period, which was primarily attributable to an $82.2 million benefit from non-designated foreign currency forward contracts designed to hedge against the cash consideration for the VI Business, and a decrease in sales and marketing expenses, partially offset by an increase in acquisition costs associated with the VI Business and increases in the estimated fair value of our contingent consideration liabilities.
Research and development

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Research and development	$38.5	$41.1	$74.9	$78.4
Percentage of sales	4.9%	5.5%	5.1%	5.3%
The decreases in research and development expenses for the three and six months ended June 29, 2025 compared to the prior year periods were primarily attributable to lower European Union Medical Device Regulation related costs and lower project spend within certain of our product portfolios.
Pension Settlement Charge

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Pension settlement charge	$—	$—	$—	$138.1
For the six months ended June 30, 2024, we recognized a settlement charge of $138.1 million related to our plan to terminate the Teleflex Incorporated Retirement Income Plan resulting from our purchase of a group annuity contract to provide participants, beneficiaries, and alternate payees the full value of their benefit under the plan.

Restructuring charges, separation costs and impairment charges

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Restructuring charges, separation costs and impairment charges	$22.2	$7.9	$26.9	$10.5
Restructuring charges, separation costs and impairment charges for the three months ended June 29, 2025 primarily consisted of $12.9 million of separation costs, impairment charges of $8.1 million primarily related to our cessation of occupancy at a certain leased facility and termination charges related to the 2024 Footprint realignment plan.
Restructuring charges, separation costs and impairment charges for the six months ended June 29, 2025 primarily consisted of $16.1 million of separation costs, impairment charges of $8.1 million primarily related to our cessation of occupancy at a certain leased facility and termination charges related to the 2024 Footprint realignment plan.
We have ongoing restructuring programs that include the consolidation of our manufacturing operations (referred to as our 2024 and 2023 Footprint realignment plans). The following table provides a summary of the key estimates related to the completion of these programs:

	2024 Footprint Realignment plan	2023 Footprint Realignment plan
Aggregate pre-tax restructuring and restructuring related charges estimated	$37 million to $46 million	$11 million to $15 million
Estimated annual pre-tax savings	$12 million to $14 million	$2 million to $4 million
During the fourth quarter of 2024, we initiated the "2024 restructuring plan," which included initiatives to optimize operations, reduce costs and enhance efficiencies across our business lines, including the relocation of select office administrative operations. The plan is substantially complete and as a result, we expect future restructuring expenses associated with the plan to be immaterial.
For additional information regarding our restructuring plans, refer to Note 5 within the condensed consolidated financial statements included in this report.
Interest expense

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Interest expense	$21.7	$21.2	$40.3	$43.9
Average interest rate on debt	4.1%	4.5%	4.1%	4.6%
The increase in interest expense for the three months ended June 29, 2025 compared to the prior year period was primarily due to an increase in the average outstanding debt balance, partially offset by a lower average interest rate resulting from decreases in interest rates associated with our variable interest rate debt instruments.
The decrease in interest expense for the six months ended June 29, 2025 compared to the prior year period was primarily due to a lower average interest rate resulting from decreases in interest rates associated with our variable interest rate debt instruments, partially offset by an increase in the average outstanding debt balance.
Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Effective income tax rate (1)	9.4%	17.8%	10.9%	(33.8)%
(1)The effective income tax rates for the three and six months ended June 29, 2025 and the three months ended June 30, 2024 represent income tax expense. The effective income tax rate for the six months ended June 30, 2024 represents an income tax benefit.
The effective income tax rates for the three and six months ended June 29, 2025 reflect non-taxable favorable adjustments incurred in relation to foreign currency exchange rates, largely stemming from non-designated foreign currency forward contracts designed to hedge against the cash consideration for the VI Business acquisition. All periods include a tax benefit from research and development tax credits. The effective income tax rate for the six months ended June 30, 2024 reflects a tax benefit associated with a pension charge recognized in connection with the termination of the TRIP defined benefit plan.

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act was signed into law, enacting certain extensions and significant modifications to existing U.S. tax law provisions. While we continue to evaluate its implications, we do not currently expect the OBBB Act to have a material impact on our 2025 financial statements.
Segment Financial Information

Segment net revenues
	Three Months Ended			Six Months Ended
	June 29, 2025	June 30, 2024	% Increase/(Decrease)	June 29, 2025	June 30, 2024	% Increase/ (Decrease)
Americas	$525.7	$515.6	1.9	$1,001.4	$1,009.6	(0.8)
EMEA	166.2	147.1	13.0	317.4	306.7	3.5
Asia	89.0	87.0	2.3	162.8	171.2	(4.9)
Segment net revenues	$780.9	$749.7	4.2	$1,481.6	$1,487.5	(0.4)
Segment operating profit
	Three Months Ended			Six Months Ended
	June 29, 2025	June 30, 2024	% Increase/(Decrease)	June 29, 2025	June 30, 2024	% Increase/ (Decrease)
Americas	$167.9	$161.9	3.7	$325.7	$322.6	1.0
EMEA	40.8	23.8	71.7	74.1	59.4	24.7
Asia	22.1	25.8	(14.5)	41.0	51.9	(21.0)
Segment operating profit (1)	$230.8	$211.5	9.1	$440.8	$433.9	1.6
(1)See Note 14 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest and taxes.
Comparison of the three and six months ended June 29, 2025 and June 30, 2024
Americas
Americas net revenues for the three months ended June 29, 2025 increased $10.1 million, or 1.9%, compared to the prior year period, which was primarily attributable to a $7.0 million increase in sales of new products and price increases.
Americas net revenues for the six months ended June 29, 2025 decreased $8.2 million, or 0.8%, compared to the prior year period, which was primarily attributable to a $29.7 million decrease in sales volumes of existing products, primarily driven by declines in sales related to our OEM product category and UroLift product line, partially offset by a $16.5 million increase in sales of new products and, to a lesser extent, price increases.
Americas operating profit for the three months ended June 29, 2025 increased $6.0 million, or 3.7%, compared to the prior year period, which was primarily attributable to favorable fluctuations in foreign currency exchange rates, decreases in sales and marketing expenses and lower research and development expenses, partially offset by increases in the estimated fair value of our contingent consideration liabilities.
Americas operating profit for the six months ended June 29, 2025 increased $3.1 million, or 1.0%, compared to the prior year period, which was primarily attributable to decreases in sales and marketing expenses, favorable fluctuations in foreign currency exchange rates and lower research and development expenses, partially offset by increases in the estimated fair value of our contingent consideration liabilities and a decrease in gross profit resulting from lower sales.
EMEA
EMEA net revenues for the three months ended June 29, 2025 increased $19.1 million, or 13.0%, compared to the prior year period, which was primarily attributable to the prior period unfavorable $15.8 million adjustment to reserves related to the Italian payback measure and $7.9 million of favorable fluctuations in foreign currency exchange rates, partially offset by a $6.7 million decrease in sales volumes of existing products.
EMEA net revenues for the six months ended June 29, 2025 increased $10.7 million, or 3.5%, compared to the prior year period, which was primarily attributable to the prior period unfavorable $15.8 million adjustment to reserves related to the Italian payback measure, $3.8 million of favorable fluctuations in foreign currency exchange rates and price increases. The increases in net revenues were partially offset by a $14.5 million decrease in sales volumes of existing products.
EMEA operating profit for the three months ended June 29, 2025 increased $17.0 million, or 71.7%, compared to the prior year period, which was primarily attributable to an increase in gross profit from the prior period unfavorable adjustment to reserves related to the Italian payback measure, partially offset by lower sales. The increase in operating profit was also impacted by favorable fluctuations in foreign currency exchange rates and lower research and development expenses related to the European Union Medical Device Regulation.
EMEA operating profit for the six months ended June 29, 2025 increased $14.7 million, or 24.7%, compared to the prior year period, which was primarily attributable to an increase in gross profit from the prior period unfavorable adjustment to reserves related to the Italian payback measure and price increases, partially offset by lower sales. The increase in operating profit was also impacted by favorable fluctuations in foreign currency exchange rates, lower research and development expenses related to the European Union Medical Device Regulation and higher selling expenses.
Asia
Asia net revenues for the three months ended June 29, 2025 increased $2.0 million, or 2.3%, compared to the prior year period, which was primarily attributable to a $2.8 million increase in sales volumes of existing products and, to a lesser extent, favorable fluctuations in foreign currency exchange rates, partially offset by price decreases stemming from the implementation of volume-based procurement programs in China.
Asia net revenues for the six months ended June 29, 2025 decreased $8.4 million, or 4.9%, compared to the prior year period, which was primarily attributable to $4.6 million in price decreases stemming from the implementation of volume-based procurement programs in China, a decrease of $3.4 million in sales volumes of existing products and unfavorable fluctuations in foreign currency exchange rates.
Asia operating profit for the three months ended June 29, 2025 decreased $3.7 million, or 14.5%, compared to the prior year period, which was primarily attributable to a decrease in gross profit that was primarily driven by price decreases and unfavorable product mix, partially offset by higher sales. The decrease in operating profit was also impacted by unfavorable fluctuations in foreign currency exchange rates.
Asia operating profit for the six months ended June 29, 2025 decreased $10.9 million, or 21.0%, compared to the prior year period, which was primarily attributable to a decrease in gross profit that was primarily driven by price decreases, lower sales and unfavorable product mix, in addition to unfavorable fluctuations in foreign currency exchange rates.
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
Concurrent with the execution of the agreement to acquire the VI Business, we entered into foreign exchange derivative contracts with an aggregate notional value of €700 million to hedge economically against the foreign currency exposure associated with the cash consideration needed to complete the VI Business acquisition. These forward contracts were settled on June 30, 2025 concurrent with the completion of our acquisition. The settlement of the forward currency contracts resulted in proceeds of $82.2 million.
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
Cash Flows
Net cash provided by operating activities from continuing operations was $81.2 million for the six months ended June 29, 2025 as compared to $204.5 million for the six months ended June 30, 2024. The $123.3 million decrease was primarily attributable to unfavorable changes in working capital and unfavorable operating results. The unfavorable changes in working capital were primarily driven by a net increase in accounts receivable resulting from higher sales, an increase in inventory purchases, including payments for recently enacted tariffs, outflows related to cloud computing arrangement expenditures as part of our ongoing development of a new ERP solution and higher tax payments.

Net cash used in investing activities from continuing operations was $59.3 million for the six months ended June 29, 2025, and primarily consisted of $64.6 million of capital expenditures, $9.5 million in insurance settlement proceeds and $6.7 million in net payments for businesses and intangibles acquired.

Net cash used in financing activities from continuing operations was $83.2 million for the six months ended June 29, 2025, and primarily consisted of $300.0 million in repurchases of our common stock under the accelerated share repurchase agreement, a $244.6 million increase in net borrowings under our Senior Credit Facility and $30.2 million in dividend payments.
Borrowings
The indentures governing our 4.625% Senior Notes due 2027 (the “2027 Notes”) and 4.25% Senior Notes due 2028 (the "2028 Notes") contain covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions. As of June 29, 2025, we were in compliance with these requirements.
The obligations under our senior credit agreement (the "Credit Agreement"), the 2027 Notes and 2028 Notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the Credit Agreement are (subject to certain exceptions and limitations) secured by a lien on substantially all of the assets owned by us and each guarantor.
Concurrent with the execution of the agreement to acquire the VI Business, we entered into an amendment to our Third Amended and Restated Credit Agreement (the “Credit Agreement”) on February 24, 2025, which, among other things, (a) provides for a delayed draw term loan facility in an aggregate principal amount of $500 million, which will be available to be drawn on the date on which we consummate the VI Business acquisition and (b) permits us to borrow up to $550 million under the revolving facility provided for under the Credit Agreement on a limited condition basis on the date on which the VI Business acquisition is consummated. Borrowings under the delayed draw term loan will bear interest at a rate per annum equal to the applicable margin plus, at our option, either (1) the highest of (i) the “Prime Rate” in the U.S. last quoted by The Wall Street Journal, (ii) 0.50% above the greater of the federal funds rate and the rate comprised of both overnight federal funds and overnight euro transactions denominated in U.S. dollars and (iii) 1.00% above the Term SOFR Rate for a one month interest period, plus an applicable margin ranging from 0.125% to 1.00%, in each case subject to adjustments based on our total net leverage ratio or (2) a Term Secured Overnight Financing Rate (“SOFR”) rate (which includes a credit spread adjustment of 10 basis points). The applicable margin for borrowings under the delayed draw term loan range from 1.125% to 2.00% for SOFR borrowings and from 0.125% to 1.00% for base-rate borrowings, in each case, depending on, at our election, either (x) our public corporate family rating or (y) our consolidated total net leverage ratio, in each case, based on the most recently ended fiscal quarter. The obligations under the delayed draw term loan will be guaranteed and secured on the same basis as the facilities provided for under the Credit Agreement. The delayed draw term loan will not amortize and will mature on the earlier of (x) the date that is two years after the date on which such loans are funded and (y) the maturity date for the revolving facility provided for under the Credit Agreement.
Subsequently, on June 24, 2025, we executed a further amendment to the Credit Agreement, increasing the aggregate principal amount of the delayed term loan facility by $200 million. After giving effect to the amendment, the delayed draw term loan facility provides for an aggregate amount of delayed draw term loan commitments of $700 million. On June 30, 2025, we drew $700 million under the delayed draw term loan facility in addition to $140 million of borrowings under our revolving credit facility to fund the VI Business acquisition, inclusive of transaction-related costs and other associated requirements.

Summarized Financial Information – Obligor Group
The 2027 Notes are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes is guaranteed, jointly and severally, by an enumerated group of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. Summarized financial information for the Parent and Guarantor Subsidiaries (collectively, the “Obligor Group”) as of June 29, 2025 and December 31, 2024 and for the six months ended June 29, 2025 is as follows:

	Six Months Ended
	June 29, 2025
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Net revenue	$1,066.3	$156.7	$909.6
Cost of goods sold	654.1	128.7	525.4
Gross profit	412.2	28.0	384.2
Income (loss) from continuing operations	124.6	101.3	23.3
Net income (loss)	124.4	101.3	23.1

	June 29, 2025			December 31, 2024
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Total current assets	$1,115.0	$152.1	$962.9	$1,034.1	$201.2	$832.9
Total assets	2,888.3	239.3	2,649.0	2,815.2	277.8	2,537.4
Total current liabilities	1,277.0	905.3	371.7	1,275.4	953.4	322.0
Total liabilities	3,684.0	1,077.5	2,606.5	3,450.5	1,126.6	2,323.9
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, contracts, employment and environmental matters. As of June 29, 2025 and December 31, 2024, we had accrued liabilities of $1.1 million and $0.8 million in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Amounts accrued for legal contingencies are often determined based on a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, including as to the timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute, or procedural or jurisdictional issues; there is uncertainty or unpredictability regarding the number of potential claims; there is the potential to achieve comprehensive multi-party settlements; there is complexity regarding related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against us, we do not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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

Item 1A. Risk Factors
See the information set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in risk factors for the quarter ended June 29, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents the repurchases of our common stock during the three months ended June 29, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
March 31, 2025 - May 4, 2025 (1)	493,150	—	493,150	$—
May 5, 2025 - June 1, 2025	—		—	—
June 2, 2025 - June 29, 2025	—	—	—	—
Total	493,150		493,150
(1)On February 28, 2025, we entered into an accelerated share repurchase program (the "ASR Transaction") with JPMorgan Chase Bank. (the “Counterparty”) to repurchase an aggregate of $300 million (the "Repurchase Price") of our common stock. The ASR Transaction was executed under the $500 million share repurchase program authorized by our Board of Directors on July 30, 2024. Under the terms of the ASR Transaction, on March 3, 2025, we paid the Repurchase Price to the Counterparty in exchange for 1,725,253 shares of our common stock, representing shares with a value of 80% of the total Repurchase Price. The initial shares received, which have been included in treasury stock as of March 30, 2025, were calculated based on a price per share of $139.11, which was the closing share price of our common stock on February 27, 2025. Final settlement under the ASR Transaction occurred on April 9, 2025, at which time we received 493,150 additional shares of common stock. The total shares received were calculated based on a price per share of $135.23, which was based on volume-weighted average prices of our common stock during the accelerated share repurchase period less a discount. See "Management's Discussion and Analysis of Financial Condition — Liquidity and Capital Resources."

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans
During the quarter ended June 29, 2025, none of our directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale of purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.		Description

*3.1	—	Fourth Amended and Restated Bylaws of Teleflex Incorporated, effective May 9, 2025 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on May 15, 2025).
*10.1
Amendment No. 1 to Credit Agreement, dated as of February 24, 2025, among Teleflex Incorporated, each subsidiary of Teleflex Incorporated party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to the Company's Form 8-K filed on February 27, 2025).

*10.2	—
Amendment No. 2 to Credit Agreement, dated as of June 24, 2025, among Teleflex Incorporated, each subsidiary of Teleflex Incorporated party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 30, 2025).

*22	—	List of subsidiary guarantors and guaranteed securities (incorporated by reference to Exhibit 22 to the Company's Form 10-K filed on February 28, 2025).
31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
32.1	—	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	—
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 29, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Cover Page; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 29, 2025 and June 30, 2024; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 29, 2025 and June 30, 2024; (iv) the Condensed Consolidated Balance Sheets as of June 29, 2025 and December 31, 2024; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2025 and June 30, 2024; (vi) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 29, 2025 and June 30, 2024; and (vii) Notes to Condensed Consolidated Financial Statements.

104.1	—	The cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2025, formatted in inline XBRL (included in Exhibit 101.1).
____________________________________
*Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEFLEX INCORPORATED

By:	/s/ Liam J. Kelly
Liam J. Kelly President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John R. Deren
John R. Deren Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: July 31, 2025