Form 10-Q
period 2025-09-28
TELEFLEX INC
filed 2025-11-06
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The registrant had 44,194,408 shares of common stock, par value $1.00 per share, outstanding as of November 4, 2025.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 28, 2025

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(Dollars and shares in thousands, except per share)
Net revenues	$913,021	$764,375	$2,394,579	$2,251,915
Cost of goods sold	461,379	334,203	1,122,413	989,151
Gross profit	451,642	430,172	1,272,166	1,262,764
Selling, general and administrative expenses	281,764	247,257	719,555	740,718
Research and development expenses	57,228	38,726	132,153	117,119
Pension settlement (benefit) charge	—	(5,407)	—	132,732
Goodwill impairment charge	403,925	—	403,925	—
Restructuring charges, separation costs and other impairment charges	117,623	285	144,550	10,799
(Loss) income from continuing operations before interest and taxes	(408,898)	149,311	(128,017)	261,396
Interest expense	31,841	21,058	72,093	64,909
Interest income	(2,163)	(2,298)	(5,723)	(5,751)
(Loss) income from continuing operations before taxes	(438,576)	130,551	(194,387)	202,238
(Benefit) taxes on (loss) income from continuing operations	(29,699)	19,633	(3,198)	(4,586)
(Loss) income from continuing operations	(408,877)	110,918	(191,189)	206,824
Operating (loss) income from discontinued operations	(20)	112	(157)	(639)
(Benefit) taxes on operating (loss) income from discontinued operations	(5)	26	(36)	(146)
(Loss) income from discontinued operations	(15)	86	(121)	(493)
Net (loss) income	$(408,892)	$111,004	$(191,310)	$206,331
Earnings per share:
Basic:
(Loss) income from continuing operations	$(9.24)	$2.37	$(4.27)	$4.40
Income (loss) from discontinued operations	—	0.01	—	(0.01)
Net (loss) income	$(9.24)	$2.38	$(4.27)	$4.39
Diluted:
(Loss) income from continuing operations	$(9.24)	$2.36	$(4.27)	$4.38
Loss from discontinued operations	—	—	—	(0.01)
Net (loss) income	$(9.24)	$2.36	$(4.27)	$4.37
Weighted average common shares outstanding
Basic	44,237	46,724	44,755	46,995
Diluted	44,237	47,012	44,755	47,256
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(Dollars in thousands)
Net (loss) income	$(408,892)	$111,004	$(191,310)	$206,331
Other comprehensive (loss) income, net of tax:
Foreign currency translation, net of tax of $1,861, $7,370, $19,924, and $3,161 for the three and nine month periods, respectively	(9,968)	27,893	58,250	(23,008)
Pension and other postretirement benefit plans adjustment, net of tax of $31, $279, $494 and $(60,452) for the three and nine month periods, respectively	(143)	(877)	(1,600)	88,099
Derivatives qualifying as hedges, net of tax of $(117), $54, $199 and $(91) for the three and nine month periods, respectively	5,087	(6,051)	(3,659)	(8,926)
Other comprehensive (loss) income, net of tax:	(5,024)	20,965	52,991	56,165
Comprehensive (loss) income	$(413,916)	$131,969	$(138,319)	$262,496
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 28, 2025	December 31, 2024
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$353,997	$290,188
Accounts receivable, net	592,652	459,495
Inventories	802,465	600,133
Prepaid expenses and other current assets	154,609	117,851
Prepaid taxes	82,261	3,457
Total current assets	1,985,984	1,471,124
Property, plant and equipment, net	700,586	502,852
Operating lease assets	107,052	108,912
Goodwill	2,537,777	2,632,314
Intangible assets, net	2,410,406	2,268,714
Deferred tax assets	13,509	11,374
Other assets	116,626	102,624
Total assets	$7,871,940	$7,097,914
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$100,000	$100,000
Accounts payable	165,908	141,031
Accrued expenses	147,051	143,167
Payroll and benefit-related liabilities	167,735	151,263
Accrued interest	16,766	5,338
Income taxes payable	12,973	41,318
Other current liabilities	162,600	67,243
Total current liabilities	773,033	649,360
Long-term borrowings	2,571,504	1,555,871
Deferred tax liabilities	423,652	391,066
Pension and postretirement benefit liabilities	32,808	20,185
Noncurrent liability for uncertain tax positions	4,592	1,831
Noncurrent operating lease liabilities	97,650	99,154
Other liabilities	146,838	102,307
Total liabilities	4,050,077	2,819,774
Commitments and contingencies
Total shareholders' equity	3,821,863	4,278,140
Total liabilities and shareholders' equity	$7,871,940	$7,097,914
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 28, 2025	September 29, 2024
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net (loss) income	$(191,310)	$206,331
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	121	493
Depreciation expense	58,744	54,826
Intangible asset amortization expense	152,224	147,983
Deferred financing costs and debt discount amortization expense	3,181	2,562
Pension settlement charge	—	132,732
Goodwill impairment charge	403,925	—
Changes in contingent consideration	16,075	7,446
Stock-based compensation	22,798	23,727
Asset impairment charge	108,117	2,110
Gain on non-designated foreign currency forward contracts	(82,636)	—
Deferred income taxes, net	(39,049)	(60,648)
Interest benefit on swaps designated as net investment hedges	(13,254)	(12,031)
Other	(4,820)	1,970
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(93,532)	(25,294)
Inventories	5,695	(9,913)
Prepaid expenses and other assets	(24,930)	40,446
Accounts payable, accrued expenses and other liabilities	(23,893)	(1,623)
Income taxes receivable and payable, net	(108,485)	(75,493)
Net cash provided by operating activities from continuing operations	188,971	435,624
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(94,585)	(94,412)
Proceeds from sale of business and assets	6,712	—
Payments for businesses and intangibles acquired, net of cash acquired	(833,171)	(120)
Proceeds on non-designated balance sheet hedges	82,203	—
Insurance settlement proceeds	9,447	—
Net proceeds on swaps designated as net investment hedges	7,612	18,262
Proceeds from sales of investments	—	7,300
Purchase of investments	(5,000)	(7,300)
Net cash used in investing activities from continuing operations	(826,782)	(76,270)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	1,140,000	130,000
Reduction in borrowings	(121,750)	(188,375)
Repurchase of common stock	(300,000)	(200,000)
Net proceeds from share based compensation plans and related tax impacts	7,161	3,555
Share repurchase excise tax	(1,894)	—
Payments for contingent consideration	(166)	(182)
Dividends paid	(45,242)	(47,808)
Debt extinguishment, issuance and amendment fees	(4,961)	—
Net cash provided by (used in) financing activities from continuing operations	673,148	(302,810)
Cash flows from discontinued operations:
Net cash used in operating activities	(501)	(2,355)
Net cash used in discontinued operations	(501)	(2,355)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	18,824	728
Net increase in cash, cash equivalents and restricted cash equivalents	53,660	54,917
Cash, cash equivalents and restricted cash equivalents at the beginning of the period	327,650	222,848
Cash, cash equivalents and restricted cash equivalents at the end of the period	$381,310	$277,765
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2024	48,096	$48,096	$781,184	$4,115,870	$(316,669)	1,822	$(350,341)	$4,278,140
Net income				95,002				95,002
Dividends ($0.34 per share)				(15,244)				(15,244)
Other comprehensive income					23,590			23,590
Shares issued under compensation plans	95	95	7,537			(31)	7,108	14,740
Repurchase of common stock			(60,000)			1,725	(242,400)	(302,400)
Deferred compensation			1,336			—	—	1,336
Balance at March 30, 2025	48,191	48,191	730,057	4,195,628	(293,079)	3,516	(585,633)	4,095,164
Net income				122,580				122,580
Dividends ($0.34 per share)				(15,078)				(15,078)
Other comprehensive income					34,425			34,425
Shares issued under compensation plans	6	6	5,526			(5)	873	6,405
Repurchase of common stock			64,450			493	(65,094)	(644)
Deferred compensation	—	—	16			—	—	16
Balance at June 29, 2025	48,197	48,197	800,049	4,303,130	(258,654)	4,004	(649,854)	4,242,868
Net loss				(408,892)				(408,892)
Dividends ($0.34 per share)				(15,073)				(15,073)
Other comprehensive loss					(5,024)			(5,024)
Shares issued under compensation plans	—	—	7,831			(1)	153	7,984
Balance at September 28, 2025	48,197	$48,197	$807,880	$3,879,165	$(263,678)	4,003	$(649,701)	$3,821,863

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2023	48,046	$48,046	$749,712	$4,109,736	$(314,405)	1,006	$(152,101)	$4,440,988
Net income				15,289				15,289
Dividends ($0.34 per share)				(16,001)				(16,001)
Other comprehensive income					53,351			53,351
Shares issued under compensation plans	35	35	6,166			(21)	2,244	8,445
Deferred compensation			347			(5)	791	1,138
Balance at March 31, 2024	48,081	48,081	756,225	4,109,024	(261,054)	980	(149,066)	4,503,210
Net income				80,038				80,038
Dividends ($0.34 per share)				(16,017)				(16,017)
Other comprehensive loss					(18,151)			(18,151)
Shares issued under compensation plans	10	10	8,967			(5)	655	9,632
Deferred compensation	—	—	2			—	5	7
Balance at June 30, 2024	48,091	48,091	765,194	4,173,045	(279,205)	975	(148,406)	4,558,719
Net income				111,004				111,004
Dividends ($0.34 per share)				(15,790)				(15,790)
Other comprehensive loss					20,965			20,965
Shares issued under compensation plans	5	5	8,262			(1)	149	8,416
Repurchase of common stock			(40,000)			678	(161,600)	(201,600)
Deferred compensation	—	—	—			—	3	3
Balance at September 29, 2024	48,096	$48,096	$733,456	$4,268,259	$(258,240)	1,652	$(309,854)	$4,481,717

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
In accordance with applicable accounting standards and as permitted by Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures that are required to be included in our annual consolidated financial statements. Therefore, our quarterly condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. Certain reclassifications have been made to the prior year amounts to conform to the presentation used for the current period.
Supplemental balance sheet information
Cash, cash equivalents, and restricted cash equivalents consisted of the following at September 28, 2025 and December 31, 2024:

	September 28, 2025	December 31, 2024
Cash and cash equivalents	$353,997	$290,188
Restricted cash equivalents in prepaid and other current assets (1)	14,700	14,700
Restricted cash equivalents in other assets (1)	12,613	22,762
Total cash, cash equivalents and restricted cash equivalents	$381,310	$327,650
(1) Restricted cash equivalents represent surplus plan assets resulting from the termination of the Teleflex Incorporated Retirement Income Plan (the "TRIP") that were transferred to a suspense account within the Teleflex 401(k) Savings Plan in 2024. These assets are restricted for future use in accordance with our election to use the surplus plan assets from the TRIP to fund future employer contributions to participants in the Teleflex 401(k) Savings Plan. Amounts classified as other current assets are expected to be transferred from the suspense account to employees within one year.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

and early adoption is permitted. We are currently evaluating this guidance to determine its impact on our consolidated financial statements.
In September 2025, the FASB issued new guidance designed to clarify and modernize the accounting for costs related to internal-use software. The updated guidance is intended to provide enhanced transparency and consistency in the capitalization and expensing of software development costs, particularly in incremental and iterative development environments. The guidance is effective for all fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted. We are currently evaluating this guidance to determine its impact on our consolidated financial statements.
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
Note 3 — Net revenues
We primarily generate revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when our products are shipped from the manufacturing or distribution facility. For our Original Equipment and Development Services ("OEM") product category, included within our Americas segment, most revenue is recognized over time because OEM generates revenue from the sale of custom products that have no alternative use and we have an enforceable right to payment to the extent that performance has been completed. We market and sell products through our direct sales force and distributors to customers within the following end markets: (1) hospitals and healthcare providers; (2) other medical device manufacturers; and (3) home care providers, which constituted 88%, 10% and 2% of consolidated net revenues, respectively, for the nine months ended September 28, 2025. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. With respect to the custom products sold in OEM, revenue is measured using the units produced output method. Payment is generally due 30 days from the date of invoice.
The following table disaggregates revenue by global product category for the three and nine months ended September 28, 2025 and September 29, 2024.

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Vascular access	$191,021	$180,896	$558,919	$543,355
Interventional	266,412	149,865	573,990	425,687
Anesthesia	101,449	101,154	284,429	299,997
Surgical	122,879	111,746	342,706	328,574
Interventional urology	71,770	83,395	219,125	246,241
OEM	80,412	82,558	222,971	259,080
Other (1)	79,078	54,761	192,439	148,981
Net revenues (2)	$913,021	$764,375	$2,394,579	$2,251,915
(1)    Includes revenues generated from sales of our respiratory and urology products (other than interventional urology products) as well as adjustments in our reserves related to the Italian payback measure pertaining to prior years. Refer to Note 13 for additional information.
(2)    The product categories listed above are presented on a global basis, as each of our reportable segments are defined based on the geographic location of its operations.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 4 — Acquisition
On June 30, 2025, the first day of the third fiscal quarter of 2025, we completed the acquisition of substantially all of the Vascular Intervention business of BIOTRONIK SE & Co. KG (the "VI Business"). The acquisition adds a broad suite of coronary and peripheral medical devices, such as drug-coated balloons, stents, and balloon catheters, which complements our interventional product portfolio. Under the terms of the acquisition agreement, we acquired the VI Business for a net initial cash payment of €704.3 million, or $825.2 million, subject to certain working capital and other customary adjustments. The initial payment, along with transaction-related costs and other associated requirements, was financed through $700 million of borrowings under a delayed draw term loan facility as well as $140 million of borrowings under our revolving credit facility.
In connection with the acquisition, we also entered into several ancillary agreements with BIOTRONIK SE & Co. KG to help facilitate business continuity and the integration of the business. These agreements primarily relate to transition support and distribution services and have varying durations extending up to 36 months. We account for these services separately from the business combination, as they were negotiated primarily to benefit Teleflex and do not represent part of the consideration transferred for the acquisition.
The following table presents the fair value of the assets acquired and liabilities assumed with the acquisition of the VI Business:

Assets
Accounts receivable	$27,653
Inventories	165,834
Prepaid expenses and other current assets	5,017
Total current assets	198,504
Property, plant and equipment	144,580
Operating lease assets	11,827
Intangible assets	382,072
Goodwill	252,382
Deferred tax assets	613
Other assets	3,288
Total noncurrent assets	794,762
Total assets	993,266
Liabilities
Accounts payable	18,789
Accrued expenses	5,398
Payroll and benefit-related liabilities	23,173
Other current liabilities	4,522
Total current liabilities	51,882
Deferred tax liabilities	88,704
Pension and postretirement benefit liabilities	12,995
Noncurrent liability for uncertain tax positions	3,086
Noncurrent operating lease liabilities	8,908
Other liabilities	2,534
Total liabilities	168,109
Net assets acquired	$825,157

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table sets forth the fair values and useful lives of the components of identifiable intangible assets acquired as of the date of the acquisition of the VI Business:

	Fair value	Useful life (years)
Intellectual property	$206,272	8
Customer relationships	175,800	10
The goodwill resulting from the acquisition of the VI Business primarily reflects synergies currently expected to be realized from the integration of the acquired business. The tax-deductible portion of the total goodwill resulting from the acquisition amounts to $34.7 million.
We are continuing to evaluate the fair value of the acquired assets and liabilities assumed in connection with the acquisition and further adjustments may be necessary as a result of our assessment of additional information, primarily deferred tax liabilities, certain intangible assets and goodwill. Additionally, the purchase accounting remains incomplete with respect to the consideration transferred as we have not reached agreement on the closing statement adjustments with the seller. Adjustments during the measurement period will be recognized in the reporting period when they are settled.
For the nine months ended September 28, 2025, we incurred acquisition-related costs associated with the acquisition of the VI Business of $15.8 million, which were recognized in selling, general and administrative expenses in the Condensed Consolidated Statement of Income.
The following unaudited pro forma combined financial information for the three and nine months ended September 28, 2025 and September 29, 2024, respectively, gives effect to the acquisition of the VI Business as if it was completed at the beginning of the earliest period presented. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have occurred under our ownership and management.

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(Dollars and shares in thousands, except per share)
Net revenue	$913,021	$859,584	$2,593,531	$2,553,613
Net income	(374,683)	89,942	(166,912)	100,802
The unaudited pro forma combined financial information presented above includes the accounting effects of the acquisition of the VI Business, including, to the extent applicable, amortization charges from acquired intangible assets; interest expense associated with borrowings to finance the acquisition; amortization related to the revaluation of inventory and depreciation associated with the step up in fair value of fixed assets; and the related tax effects. The unaudited pro forma financial information also includes non-recurring charges specifically related to the VI Business acquisition. For the three and nine months ended September 28, 2025 we recognized post-acquisition revenue and a pre-tax operating loss related to the VI Business of $101.8 million and $41.8 million, respectively. The pre-tax operating loss reflects the impact of the amortization of the step-up in carrying value of inventory and intangible assets recognized in connection with the acquisition as well as acquisition-related costs.
Note 5 — Restructuring charges, separation costs and impairment charges
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
(1)Substantially all of the charges consist of employee termination benefit costs.
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
For the three and nine months ended September 28, 2025, respectively, we incurred $0.6 million and $2.1 million under the 2023 Footprint realignment plan in restructuring related charges, all of which were recognized in cost of goods sold. As of September 28, 2025, we have incurred aggregate restructuring charges in connection with the 2023 Footprint realignment plan of $3.2 million. In addition, as of September 28, 2025, we have incurred aggregate restructuring related charges of $4.8 million with respect to the 2023 Footprint realignment plan, consisting of certain costs that principally resulted from the transfer of manufacturing operations to new locations.
As of September 28, 2025, we had a restructuring reserve of $2.7 million related to this plan, all of which related to termination benefits.
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
Restructuring charges, separation costs and impairment charges recognized for the three and nine months ended September 28, 2025 and September 29, 2024 consisted of the following:

Three Months Ended September 28, 2025
	Termination Benefits	Other Costs (1)	Total
2024 Restructuring plan	$—	$6	$6
2024 Footprint realignment plan	1,451	124	1,575
2023 Footprint realignment plan	—	13	13
Other restructuring programs (2)	—	2	2
Restructuring charges	1,451	145	1,596
Asset impairment charges	—	100,000	100,000
Separation costs	—	16,027	16,027
Restructuring charges, separation costs and other impairment charges	$1,451	$116,172	$117,623

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Three Months Ended September 29, 2024
	Termination Benefits	Other Costs (1)	Total
2024 Footprint realignment plan	$1,066	$27	$1,093
2023 Restructuring plan	(95)	—	(95)
2023 Footprint realignment plan	301	—	301
Other restructuring programs (3)	(1,018)	4	(1,014)
Restructuring charges	$254	$31	$285

Nine Months Ended September 28, 2025
	Termination Benefits	Other Costs (1)	Total
2024 Restructuring plan	$161	$66	$227
2024 Footprint realignment plan	3,617	216	3,833
2023 Footprint realignment plan	330	15	345
Other restructuring programs (2)	(143)	27	(116)
Restructuring charges	3,965	324	4,289
Asset impairment charges	—	108,117	108,117
Separation costs	—	32,144	32,144
Restructuring charges, separation costs and other impairment charges	$3,965	$140,585	$144,550

Nine Months Ended September 29, 2024
	Termination Benefits	Other Costs (1)	Total
2024 Footprint realignment plan	$9,638	$27	$9,665
2023 Restructuring plan	(914)	82	(832)
2023 Footprint realignment plan	1,044	3	1,047
Other restructuring programs (3)	(1,225)	34	(1,191)
Restructuring charges	8,543	146	8,689
Asset impairment charges	—	2,110	2,110
Restructuring and other impairment charges	$8,543	$2,256	$10,799
(1) Other costs include facility closure, contract termination and other exit costs.
(2) Includes activity primarily related to our 2023 Restructuring plan and our Respiratory divestiture plan.
(3) Includes activity primarily related to our 2022 Restructuring plan, which has concluded.
Other Impairment charges
For the three and nine months ended September 28, 2025, we recognized an asset impairment charge of $100.0 million related to our Titan SGS asset group, as described in more detail in Note 7. For the nine months ended September 28, 2025 and September 29, 2024, we also recognized impairment charges of $8.1 million and $2.1 million, respectively, primarily related to our cessation of occupancy at certain leased facilities during those periods.
Recently Announced Strategic Actions and Separation Costs
On February 27, 2025, we announced our strategic decision to separate into two independent companies. One company will comprise our Vascular Access product category, most of our products within our Interventional Access and Surgical product categories and the VI Business and will remain with Teleflex. The second company will comprise our Acute Care (consisting of our Urology and Respiratory product categories, the majority of our Anesthesia product category and certain products within our Interventional Access and Surgical product categories), our Interventional Urology and OEM businesses (referred to collectively as "NewCo"). Since announcing the intended separation, we have received a number of inbound expressions of interest in acquiring NewCo and, with oversight of the Board, we continue to actively advance the process for a potential sale of NewCo, which has

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

become our primary focus. The completion of any separation transaction will be contingent upon various conditions and approvals, including approval of our Board of Directors, receipt of requisite regulatory clearances and, if applicable, compliance with applicable SEC requirements. There can be no guarantees that the proposed separation will be completed on the terms and within the timeframe we announced, or at all. During the three and nine months ended September 28, 2025, we recognized separation costs of $16.0 million and $32.1 million, respectively, primarily consisting of consulting, legal, tax and other professional advisory services associated with the strategic actions.
Note 6 — Inventories
Inventories as of September 28, 2025 and December 31, 2024 consisted of the following:

	September 28, 2025	December 31, 2024
Raw materials	$197,051	$155,201
Work-in-process	149,206	115,814
Finished goods	456,208	329,118
Inventories	$802,465	$600,133
Note 7 — Goodwill and other intangible assets
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 28, 2025:

	Americas	EMEA	Asia	Total
December 31, 2024	$1,932,769	$465,489	$234,056	$2,632,314
Goodwill impairment	(403,925)	—	—	(403,925)
Goodwill related to acquisitions	11,766	185,419	55,197	252,382
Currency translation adjustment	2,892	45,227	8,887	57,006
September 28, 2025	$1,543,502	$696,135	$298,140	$2,537,777
As previously disclosed, our Interventional Urology North America (“IU reporting unit”) has been at risk of impairment since we recognized a goodwill impairment charge for the year ended December 31, 2024 and, as a result, we have been monitoring our IU reporting unit for a potential additional goodwill impairment. During the third quarter of 2025, utilizing various inputs such as the latest business outlook and recent fair value indicators, we determined that there was a deterioration in market and business conditions which resulted in the identification of a triggering event. As a result, in connection with the preparation of the financial statements for the three months ended September 28, 2025, we performed an impairment assessment and determined that the carrying value of the IU reporting unit exceeded its fair value. Consequently, we recognized a goodwill impairment charge of $403.9 million in the Condensed Consolidated Statements of Income for the three months ended September 28, 2025. As of September 28, 2025, there is no remaining goodwill related to the IU reporting unit.
We estimated the fair value of the reporting unit using a market approach, supplemented by an income approach, to validate and support the analysis. The impairment charge was largely driven by unfavorable changes in key assumptions utilized to estimate fair value, relative to our 2024 valuation, specifically, lower market multiples, higher stand-alone operating costs and lower revenue growth.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The gross carrying amount of, and accumulated amortization relating to, intangible assets as of September 28, 2025 and December 31, 2024 were as follows:

	Gross Carrying Amount		Accumulated Amortization
	September 28, 2025	December 31, 2024	September 28, 2025	December 31, 2024
Customer relationships	$1,540,494	$1,354,087	$(679,925)	$(620,619)
In-process research and development	6,417	23,666	—	—
Intellectual property	2,098,525	1,870,407	(1,038,075)	(863,066)
Distribution rights	19,406	23,004	(18,663)	(22,524)
Trade names	608,459	603,202	(126,232)	(99,443)
Non-compete agreements	21,930	21,894	(21,930)	(21,894)
	$4,295,231	$3,896,260	$(1,884,825)	$(1,627,546)
We test the recoverability of long-lived assets whenever events or circumstances indicate the carrying value of an asset may not be recoverable. During the first quarter of 2025, we identified indicators of a potential impairment related to the long-lived assets associated with our Titan SGS asset group, acquired as part of our 2022 acquisition of Standard Bariatrics Inc, which primarily consists of intangible assets. The indicators of a potential impairment primarily arose from lower than expected sales of our Titan SGS product line and anticipated continuing reduced demand for bariatric surgery procedures in future periods, driven by the growing adoption of GLP-1 products. We performed a recoverability test, utilizing an updated long-term forecast reflecting higher uncertainty of revenue growth in future periods compared to previous estimates, and concluded that the undiscounted cash flows of the Titan SGS product line exceeded the carrying value of the related assets by approximately 10%. Accordingly, no impairment was recognized during the three months ended March 29, 2025 related to the Titan SGS asset group. During the second quarter of 2025, the Titan SGS product line performed largely in line with the forecast used in the first quarter 2025 recoverability test and no other indicators of a potential impairment were identified.

During the third quarter of 2025, we identified additional indicators of a potential impairment related to the Titan SGS asset group due to lower than expected sales growth during the period and a further downward revision to sales forecasts compared to the forecast utilized in our first quarter 2025 impairment analysis. As a result, in connection with the preparation of the financial statements for the three months ended September 28, 2025, we performed a recoverability test and as a result, we determined that the carrying value of the asset group was not fully recoverable. We subsequently recognized an impairment charge of $100.0 million, representing the amount by which the carrying value of the asset group exceeded its estimated fair value, as determined utilizing the income approach. After the recognition of the impairment charge, the carrying value of the intangible assets of the Titan SGS asset group was $25.1 million.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 8 — Borrowings
Our borrowings at September 28, 2025 and December 31, 2024 were as follows:

	September 28, 2025	December 31, 2024
Senior Credit Facility (at a rate of 5.63% at September 28, 2025, due 2027):
Revolving credit facility	$450,000	$113,000
Term loan facility	456,250	475,000
Delayed draw term loan	700,000	—
4.625% Senior Notes due 2027	500,000	500,000
4.250% Senior Notes due 2028	500,000	500,000
Securitization program, at a rate of 5.01% at September 28, 2025	75,000	75,000
	2,681,250	1,663,000
Less: Unamortized debt issuance costs	(9,746)	(7,129)
	2,671,504	1,655,871
Current portion of borrowings	(100,000)	(100,000)
Long-term borrowings	$2,571,504	$1,555,871
Concurrent with the execution of the agreement to acquire the VI Business described in Note 4, we entered into an amendment to our Third Amended and Restated Credit Agreement (the “Credit Agreement”), which, among other things, (a) provides for a delayed draw term loan facility in an aggregate principal amount of $500 million, to be available to be drawn on the date on which the VI Business acquisition is consummated and (b) permits us to borrow up to $550 million under the revolving facility provided for under the Credit Agreement on a limited condition basis on the date on which the VI Business acquisition is consummated. Borrowings under the delayed draw term loan are to bear interest at a rate per annum equal to the applicable margin plus, at our option, either (1) the highest of (i) the “Prime Rate” in the U.S. last quoted by The Wall Street Journal, (ii) 0.50% above the greater of the federal funds rate and the rate comprised of both overnight federal funds and overnight euro transactions denominated in U.S. dollars and (iii) 1.00% above the Term SOFR Rate for a one-month interest period, plus an applicable margin ranging from 0.125% to 1.00%, in each case subject to adjustments based on our total net leverage ratio, or (2) a Term Secured Overnight Financing Rate (“SOFR”) rate (which includes a credit spread adjustment of 10 basis points). The applicable margin for borrowings under the delayed draw term loan range from 1.125% to 2.00% for SOFR borrowings and from 0.125% to 1.00% for base-rate borrowings, in each case, depending on, at our election, either (x) our public corporate family rating or (y) our consolidated total net leverage ratio, in each case, based on the most recently ended fiscal quarter. The obligations under the delayed draw term loan will be guaranteed and secured on the same basis as the facilities provided for under the Credit Agreement. The delayed draw term loan will not amortize and will mature on the earlier of (x) the date that is two years after the date on which such loans are funded and (y) the maturity date for the revolving facility provided for under the Credit Agreement.
Subsequently, on June 24, 2025, we executed a further amendment to the Credit Agreement, increasing the aggregate principal amount of the delayed term loan facility by $200 million. After giving effect to the amendment, the delayed draw term loan facility provides for an aggregate amount of delayed draw term loan commitments of $700 million. On June 30, 2025, the first day of the third fiscal quarter of 2025, we drew $700 million under the delayed draw term loan facility to fund the VI Business acquisition, inclusive of transaction-related costs and other associated requirements.
As of September 28, 2025, we have capitalized $5.0 million in transaction fees, including underwriters' discounts and commissions incurred in connection with the delayed draw term loan facility.
Note 9 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We typically enter into the non-designated foreign currency forward contracts for periods consistent with our currency translation exposures, which generally approximate one month. Concurrent with the execution of the agreement to acquire the VI Business as described in Note 4, in February 2025, we also entered into non-designated foreign currency forward contracts with an aggregate notional value of €700 million to hedge economically against the foreign currency exposure associated with the cash consideration required to complete the acquisition. Concurrent with the completion of the VI Business acquisition, on June 30, 2025, we settled these foreign currency forward contracts, which resulted in proceeds of $82.2 million. For the three and nine months ended September 28, 2025, we recognized gains of $0.7 million and $87.1 million, respectively, from non-designated foreign currency forward contracts within selling, general and administrative expenses. For the three and nine months ended September 29, 2024, we recognized a loss of $0.9 million and a gain of $2.6 million, respectively, from non-designated foreign currency forward contracts within selling, general and administrative expenses.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of September 28, 2025 and December 31, 2024 was $319.9 million and $270.9 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of September 28, 2025 and December 31, 2024 was $282.7 million and $168.6 million, respectively. All open foreign currency forward contracts as of September 28, 2025 have durations of 12 months or less.
Cross-currency interest rate swaps
On August 18, 2025, we executed two separate cross-currency swap agreements set to mature on August 20, 2030 and August 20, 2032, respectively, to hedge against the effect of variability in the U.S. dollar to Swiss Franc (CHF) exchange rate, (the "2025 Cross-currency swap agreements"). Each of the 2025 Cross-currency swap agreements had a notional amount of $300 million and were designated as a net investment hedge. The 2025 Cross-currency swap agreements expiring in 2030 include six different financial institution counterparties and notionally exchanged $300 million for CHF 242.4 million at an annual interest rate of 3.15%. The 2025 Cross-currency swap agreements expiring in 2032 include four different financial institution counterparties and notionally exchanged $300 million for CHF 242.5 million at an annual interest rate of 3.02%.
On April 25, 2024, we executed two separate term cross-currency swap agreements set to mature on February 26, 2027 and February 28, 2029, respectively, to hedge against the effect of variability in the U.S. dollar to euro exchange rate (the "2024 Cross-currency swap agreements"). Each of the 2024 Cross-currency swap agreements had a notional principal amount of $250 million and was designated as a net investment hedge. The 2024 Cross-currency swap agreements expiring in 2027 include five different financial institution counterparties and notionally exchanged $250 million at an annual interest rate of 4.25% for €233.4 million at an annual interest rate of 2.44%. The 2024 Cross-currency swap agreements expiring in 2029 include four different financial institution counterparties and notionally exchanged $250 million at an annual interest rate of 4.25% for €233.4 million at an annual interest rate of 2.45%.
During 2023, we executed cross-currency swap agreements with six different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate, (the "2023 Cross-currency swap agreements"). Under the terms of the 2023 Cross-currency swap agreements, we have notionally exchanged $500 million at an annual interest rate of 4.63% for €474.7 million at an annual interest rate of 3.05%. Shortly after the execution of the 2023 Cross-currency swap agreements, we entered into a zero cost foreign exchange collar contract that aligns with the notional amount and expiration date of the 2023 Cross-currency swap agreements. We sold a put option with a lower strike price and bought a call option with a higher strike price to manage the foreign exchange risk related to the final settlement of the $500 million notional 2023 cross-currency swaps. Upon the execution of the zero cost foreign exchange collar contract, we have de-designated the 2023 Cross-currency swaps and re-designated the combined $500 million notional cross currency swaps and zero cost collar into a new hedging instrument. At redesignation, the existing $500 million notional 2023 cross-currency swaps were off-market due to changes in foreign exchange rates and interest rates. The off-market value due to interest rates will be amortized ratably into earnings through October 2025 and the off-market value due to foreign exchange rates will remain in accumulated other comprehensive income until the underlying net investment is sold. The combined 2023 cross-currency swaps and zero cost collar have been designated as a net investment hedge for accounting purposes. For

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

additional information regarding the 2023 Cross-currency swap agreements and the zero cost collar, see Note 15, Subsequent events.
The swap agreements described above require an exchange of the notional amounts upon expiration or earlier termination of the agreements. We and the counterparties have agreed to effect the exchange through a net settlement.
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI"). The following table summarizes the foreign exchange gains and losses recognized within AOCI and the interest benefit recognized within interest expense related to cross currency swaps for the three and nine months ended September 28, 2025 and September 29, 2024:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Foreign exchange (loss) gain	$(6,271)	$(24,846)	$(89,834)	$(10,656)
Interest benefit	5,770	4,031	13,254	12,031
Balance sheet presentation
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative financial instruments as of September 28, 2025 and December 31, 2024:

	September 28, 2025	December 31, 2024
	Fair Value
Asset derivatives:
Designated foreign currency forward contracts	$4,526	$5,780
Non-designated foreign currency forward contracts	336	254
Cross-currency interest rate swaps	23,198	15,972
Prepaid expenses and other current assets	28,060	22,006
Cross-currency interest rate swaps	946	5,409
Other assets	946	5,409
Total asset derivatives	$29,006	$27,415
Liability derivatives:
Designated foreign currency forward contracts	$4,549	$3,078
Non-designated foreign currency forward contracts	580	931
Cross-currency interest rate swaps	53,393	9,575
Other current liabilities	58,522	13,584
Cross-currency interest rate swaps	69,791	—
Other liabilities	69,791	—
Total liability derivatives	$128,313	$13,584
See Note 11 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax. There was no ineffectiveness related to our cash flow hedges during the three and nine months ended September 28, 2025 and September 29, 2024.
Trade receivables
The allowance for credit losses as of September 28, 2025 and December 31, 2024 was $8.5 million and $10.0 million, respectively. The current portion of the allowance for credit losses, which was $4.1 million and $6.1 million as of September 28, 2025 and December 31, 2024, respectively, was recognized as a reduction of accounts receivable, net.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 10 — Fair value measurement
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of September 28, 2025 and December 31, 2024:

	Total carrying value at September 28, 2025	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$35,910	$35,910	$—	$—
Derivative assets	29,006	—	29,006	—
Derivative liabilities	128,313	—	128,313	—
Contingent consideration liabilities	65,186	—	—	65,186

	Total carrying value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$39,559	$39,559	$—	$—
Derivative assets	27,415	—	27,415	—
Derivative liabilities	13,584	—	13,584	—
Contingent consideration liabilities	49,277	—	—	49,277
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
We determine the fair value of certain contingent consideration liabilities using a Monte Carlo simulation (which involves a simulation of future revenues during the earn-out period using management's best estimates) or discounted cash flow analysis. Increases in projected revenues, estimated cash flows and probabilities of payment may result in significantly higher fair value measurements; decreases in these items may have the opposite effect. Increases in the discount rates in periods prior to payment may result in significantly lower fair value measurements and decreases in the discount rates may have the opposite effect. As of September 28, 2025, the maximum amount we may be required to pay under the contingent consideration arrangements was $65 million, of which $50 million and $15 million relate to the Palette Life Sciences AB ("Palette") and the Standard Bariatrics Inc. acquisitions, respectively.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The table below provides additional information regarding the valuation technique and inputs used in determining the fair value of our significant contingent consideration liabilities.

Contingent Consideration Liability	Valuation Technique	Unobservable Input
Revenue-based
	Monte Carlo simulation / Discounted cash flow	Discount rate	6.4%
		Probability of payment	100%
		Projected year of payment	Prior to the end of 2026
The following table provides information regarding changes in our contingent consideration liabilities for the nine months ended September 28, 2025:

Contingent consideration
Balance – December 31, 2024	$49,277
Payments	(166)
Revaluations and other adjustments	16,075
Balance – September 28, 2025	$65,186
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

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Basic	44,237	46,724	44,755	46,995
Dilutive effect of share-based awards	—	288	—	261
Diluted	44,237	47,012	44,755	47,256
The number of basic and diluted shares is the same for the three and nine months ended September 28, 2025 due to our loss from continuing operations. Additionally, because of the loss from continuing operations, for the three and nine months ended September 28, 2025, 0.1 million of potentially dilutive share-based awards were excluded from the computation of loss per share as their effect would have been antidilutive. The weighted average number of antidilutive shares excluded from the calculation of earnings per share were 1.3 million for the three and nine months ended September 28, 2025 and 0.9 million for the three and nine months ended September 29, 2024.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 28, 2025 and September 29, 2024:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2024	$1,839	$1,838	$(320,346)	$(316,669)
Other comprehensive (loss) income before reclassifications	(4,864)	(2,548)	58,250	50,838
Amounts reclassified from accumulated other comprehensive income	1,205	948	—	2,153
Net current-period other comprehensive (loss) income	(3,659)	(1,600)	58,250	52,991
Balance as of September 28, 2025	$(1,820)	$238	$(262,096)	$(263,678)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2023	$1,396	$(88,049)	$(227,752)	$(314,405)
Other comprehensive income (loss) before reclassifications	(6,249)	8,280	(23,008)	(20,977)
Amounts reclassified from accumulated other comprehensive (loss) income	(2,677)	79,819	—	77,142
Net current-period other comprehensive income	(8,926)	88,099	(23,008)	56,165
Balance as of September 29, 2024	$(7,530)	$50	$(250,760)	$(258,240)
The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss)/income into (income)/expense, net of tax, for the three and nine months ended September 28, 2025 and September 29, 2024:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
(Gains) Loss on foreign exchange contracts:
Cost of goods sold	$756	$(589)	$1,113	$(2,698)
Total before tax	756	(589)	1,113	(2,698)
Taxes	(15)	7	92	21
Net of tax	741	(582)	1,205	(2,677)
Pension and other postretirement benefit items (1):
Actuarial (gains) losses	16	(48)	55	1,162
Prior-service costs	386	(492)	1,156	(1,475)
Settlements	—	—	—	138,139
Total before tax	402	(540)	1,211	137,826
Tax benefit	(87)	118	(263)	(58,007)
Net of tax	315	(422)	948	79,819
Total reclassifications, net of tax	$1,056	$(1,004)	$2,153	$77,142
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 12 — Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Effective income tax rate (1)	6.8%	15.0%	1.6%	(2.3)%
(1) The effective income tax rates for the three and nine months ended September 28, 2025 and the nine months ended September 29, 2024 represent an income tax benefit. The effective income tax rate for the three months ended September 29, 2024 represents income tax expense.

The effective income tax rates for the three and nine months ended September 28, 2025 and were 6.8% and 1.6%, respectively. The effective income tax rates for the three and nine months ended September 28, 2025 reflect a non-deductible goodwill impairment charge related to the IU reporting unit. Additionally, the effective income tax rates for the three and nine months ended September 28, 2025 reflect a tax benefit associated with the impairment of the Titan SGS asset group. The effective income tax rate for the nine months ended September 28, 2025 reflects non-taxable favorable adjustments incurred in relation to foreign currency exchange rates, largely stemming from non-designated foreign currency forward contracts designed to hedge against the cash consideration for the VI Business acquisition. All periods include a tax benefit from research and development tax credits. The effective income tax rate for the nine months ended September 29, 2024 reflects a tax benefit associated with a pension settlement charge recognized in connection with the termination of the TRIP defined benefit plan.
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
Remediation activities vary substantially in duration and cost from site to site. The nature of these activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At September 28, 2025, we have recorded $0.5 million and $3.0 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of September 28, 2025. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.
Legal matters: We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, commercial disputes, acquisition and divestiture related matters, contracts, employment, environmental and other matters. As of September 28, 2025, we have recorded accrued liabilities of $1.9 million in connection with such contingencies, representing our best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters. Amounts accrued for legal contingencies are often determined based on a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, including as to the timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute, or procedural or jurisdictional issues; there is uncertainty or unpredictability regarding the number of potential claims; there is the potential to achieve comprehensive multi-party settlements; there is complexity regarding related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against us, we do not record an accrual until a loss is determined to be probable and can be reasonably estimated.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

Other: In 2015, the Italian parliament enacted legislation that, among other things, imposed a “payback” measure on medical device companies that supply goods and services to the Italian National Healthcare System. Under the measure, companies are required to make payments to the Italian government if medical device expenditures in a given year exceed regional expenditure ceilings established for that year. The payment amounts are calculated based on the amount by which the regional ceilings for the given year were exceeded. In response to decrees issued by the Italian Ministry of Health, the various Italian regions issued invoices to medical device companies, including Teleflex, under the payback measure in the fourth quarter of 2022 seeking payment with respect to excess expenditures for the years 2015 through 2018. Following the issuance of the invoices, we and numerous other medical device companies filed appeals with the Italian administrative courts challenging the enforceability of the payback measure, primarily on the basis that the law was unconstitutional. The Italian administrative courts referred the question regarding the constitutionality of the law to the Italian Constitutional Court, which in July 2024, issued a ruling upholding the law as constitutional. In August 2025, the Italian parliament enacted a modification to the previously enacted legislation that reduced the payment amounts due from the affected companies, including Teleflex, to approximately 25% of the amounts originally invoiced for the years 2015 through 2018. Payment of the reduced amount precludes the pursuit of further legal action related to the obligation to pay the amounts relating to such years. During the third quarter of 2025, we remitted payment to the related regions to settle the years 2015 through 2018. As a result of the modification in the legislation, along with an adjustment to our calculation of the reserves related to years 2019 through 2025, we recognized a $23.7 million decrease in our reserve (and corresponding increase to revenue for the three and nine months ended September 28, 2025), of which $20.1 million pertains to prior periods. As of September 28, 2025, our reserve related to this matter was $18.3 million.

As part of our acquisition of Palette in 2023, we identified certain foreign tax liabilities that had not been properly recognized and paid by Palette prior to our acquisition. As part of our acquisition accounting, we have established a liability of $4.4 million, representing our best estimate of the outstanding tax liabilities including interest as of September 28, 2025. In February 2024, we requested the relevant foreign tax authority to reassess Palette’s previously filed tax returns for the related periods. In April 2025, we received a notice from the tax authority indicating our request may be subject to challenge. In October 2025, we received a decision denying our request for reassessment. We strongly disagree with the tax authority’s decision and are currently consulting with external legal and tax advisors to evaluate all available options. We intend to defend the position stated in our reassessment request vigorously. If we are unsuccessful in appealing and/or challenging this decision, we may be required to pay an amount in excess of our current established liability, which could be material.
Tax audits and examinations: We are routinely subject to tax examinations by various tax authorities. As of September 28, 2025, the most significant tax examinations in process were in Germany and the United States. We may establish reserves with respect to our uncertain tax positions, after we adjust the reserves to address developments with respect to our uncertain tax positions, including developments in these tax examinations. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

The following tables present our segment results for the three and nine months ended September 28, 2025 and September 29, 2024:

	Three Months Ended September 28, 2025
	Americas	EMEA	Asia	Segment Total
Net revenues	$555,900	$234,247	$122,874	$913,021
Cost of goods sold	233,349	119,886	65,477	418,712
Research and development expenses	25,171	25,402	4,937	55,510
Selling, general and administrative expenses	121,374	61,379	31,919	214,672
Segment operating profit (1)	$176,006	$27,580	$20,541	$224,127

	Three Months Ended September 29, 2024
	Americas	EMEA	Asia	Segment Total
Net revenues	$515,888	$150,224	$98,263	$764,375
Cost of goods sold	205,548	68,238	34,762	308,548
Research and development expenses	22,286	8,693	4,689	35,668
Selling, general and administrative expenses	114,078	38,623	25,089	177,790
Segment operating profit (1)	$173,976	$34,670	$33,723	$242,369

	Nine Months Ended September 28, 2025
	Americas	EMEA	Asia	Segment Total
Net revenues	$1,557,261	$551,633	$285,685	$2,394,579
Cost of goods sold	635,856	263,184	129,952	1,028,992
Research and development expenses	67,609	43,536	14,268	125,413
Selling, general and administrative expenses	352,062	143,227	79,933	575,222
Segment operating profit (1)	$501,734	$101,686	$61,532	$664,952

	Nine Months Ended September 29, 2024
	Americas	EMEA	Asia	Segment Total
Net revenues	$1,525,503	$456,944	$269,468	$2,251,915
Cost of goods sold	614,864	216,057	96,185	927,106
Research and development expenses	66,464	30,329	13,818	110,611
Selling, general and administrative expenses	347,595	116,449	73,880	537,924
Segment operating profit (1)	$496,580	$94,109	$85,585	$676,274
(1)Segment operating profit represents income from continuing operations before interest, loss on extinguishment of debt and taxes adjusted to exclude unallocated corporate expenses, manufacturing variances other than fixed manufacturing cost absorption variances, restructuring and impairment charges. See reconciliation of segment operating profit measures for further details.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Reconciliation of segment operating profit measure
Segment operating profit	$224,127	$242,369	$664,952	$676,274
Other unallocated expenses (1)	111,477	98,180	244,494	271,347
Pension settlement (benefit) charge	—	(5,407)	—	132,732
Goodwill impairment charge	403,925	—	403,925	—
Restructuring charges, separation costs and other impairment charges	117,623	285	144,550	10,799
(Loss) income from continuing operations before interest and taxes	$(408,898)	$149,311	$(128,017)	$261,396
(1) Other unallocated expenses include expenses within costs of goods sold, research and development and selling, general and administrative costs and primarily consist of manufacturing variances other than fixed manufacturing cost absorption variances and unallocated corporate function expenses.

	Three Months Ended		Nine Months Ended
Depreciation and amortization	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Americas	$47,399	$47,700	$139,795	$143,393
EMEA	19,980	13,083	44,811	36,578
Asia	5,853	3,181	12,298	8,805
Corporate (1)	4,693	4,672	14,064	14,033
Consolidated depreciation and amortization	$77,925	$68,636	$210,968	$202,809
(1)Reflects depreciation and amortization included within other allocated expenses per reconciliation of segment operating profit measure.

Note 15 — Subsequent events
2023 Cross-currency swap
In the fourth quarter of 2025, and prior to the original October 4, 2025 maturity date, we terminated the 2023 Cross-currency swap agreements and executed new cross-currency swap agreements with five financial institution counterparties. Under these new cross-currency swap agreements, which mature in March 2026, we notionally exchanged $500 million at an annual interest rate of 4.63% for €474.7 million at an annual interest rate of 2.77%. Further, the zero cost foreign exchange collar contract associated with the 2023 Cross-currency swap agreements matured in October 2025 resulting in an immaterial impact to our financial results.
VI Business integration plan
During the fourth quarter of 2025, the Board of Directors approved a restructuring plan related to the integration of the VI Business into Teleflex (the “VI Business Integration plan”). The VI Business Integration plan encompasses the realignment of the global sales force and certain administrative functions, including workforce reductions, and the relocation of certain manufacturing operations to existing lower-cost locations. These actions are expected to be substantially completed by the end of 2028. The following table provides a summary of our estimates of restructuring and restructuring related charges by major type of expense associated with the VI Business Integration plan:

VI Business Integration plan
Plan expense estimates:	(Dollars in millions)
Restructuring charges (1)	$26 million to $31 million
Restructuring related charges (2)	$10 million to $13 million
Total restructuring and restructuring related charges	$36 million to $44 million

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(1)Substantially all of the charges consist of employee termination benefit costs.
(2)Restructuring related charges represent costs that are directly related to the program and principally constitute costs to transfer manufacturing operations to existing lower-cost locations and project management costs. The majority of these charges are expected to be recognized within cost of goods sold.
We expect all the restructuring and restructuring related charges will result in future cash outlays, of which, an estimated $12 million to $14 million are expected to occur during 2026. Additionally, we expect to incur $5 million to $7 million in aggregate capital expenditures under the VI Business Integration plan, which are expected to be incurred mostly between 2026 and 2027.
Palette acquisition tax matter
For information regarding subsequent event related to our request to the relevant foreign tax authority to reassess Palette’s previously filed tax returns, refer to Note 13.

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
Acquisition of BIOTRONIK Vascular Intervention business
On February 24, 2025, we executed a definitive agreement to acquire substantially all of the Vascular Intervention business of BIOTRONIK SE & Co. KG (the "VI Business"). The acquisition adds a broad suite of coronary and peripheral medical devices, such as drug-coated balloons, stents, and balloon catheters, which complements our interventional product portfolio.
On June 30, 2025, the first day of the third fiscal quarter of 2025, we completed the acquisition of the VI Business for a net initial cash payment of €704.3 million, or $825.2 million, subject to certain working capital and other customary adjustments. Borrowings under the delayed draw term loan, discussed in Note 8 and within the Liquidity and Capital Resources section below, and our revolving credit facility were utilized to finance the acquisition, inclusive of transaction-related costs and other associated requirements.
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
In connection with the acquisition, we also entered into several ancillary agreements with BIOTRONIK SE & Co. KG to help facilitate business continuity and the integration of the business. These agreements primarily relate to transition support and distribution services and have varying durations extending up to 36 months.
For additional information regarding the acquisition of the VI Business, refer to Note 4 within the condensed consolidated financial statements included in this report.
Recently Announced Strategic Actions
On February 27, 2025, we announced our strategic decision to separate into two independent companies. One company will comprise our Vascular Access product category, most of our products within our Interventional Access and Surgical product categories and the VI Business and will remain with Teleflex. The second company will comprise our Acute Care (consisting of our Urology and Respiratory product categories, the majority of our Anesthesia product category and certain products within our Interventional Access and Surgical product categories), our Interventional Urology and OEM businesses (referred to collectively as "NewCo"). Since announcing the intended separation, we have received a number of inbound expressions of interest in acquiring NewCo and, with oversight of the Board, we continue to actively advance the process for a potential sale of NewCo, which has become our primary focus. There can be no guarantees that the proposed separation will be completed on the terms and within the timeframe we announced, or at all.
Impairment considerations
As previously disclosed, our Interventional Urology North America (“IU reporting unit”) has been at risk of impairment since we recognized a goodwill impairment charge for the year ended December 31, 2024 and, as a result, we have been monitoring our IU reporting unit for a potential additional goodwill impairment. During the third quarter of 2025, utilizing various inputs such as the latest business outlook and recent fair value indicators, we determined that there was a deterioration in market and business conditions which resulted in the identification of a triggering event. As a result, in connection with the preparation of the financial statements for the three months ended September 28, 2025, we performed an impairment assessment and determined that the carrying value of the IU reporting unit exceeded its fair value. Consequently, we recognized a goodwill impairment charge of $403.9 million in the Condensed Consolidated Statements of Income for the three months ended September 28, 2025. As of September 28, 2025, there is no remaining goodwill related to the IU reporting unit.
We estimated the fair value of the reporting unit using a market approach, supplemented by an income approach, to validate and support the analysis. The impairment charge was largely driven by unfavorable changes in key assumptions utilized to estimate fair value, relative to our 2024 valuation, specifically, lower market multiples, higher stand-alone operating costs and lower revenue growth.

We test the recoverability of long-lived assets whenever events or circumstances indicate the carrying value of an asset may not be recoverable. During the first quarter of 2025, we identified indicators of a potential impairment related to the long-lived assets associated with our Titan SGS asset group, which primarily consists of intangible assets. The indicators of a potential impairment primarily arose from lower than expected sales of our Titan SGS product line and anticipated continuing reduced demand for bariatric surgery procedures in future periods, driven by the growing adoption of GLP-1 products. We performed a recoverability test, utilizing an updated long-term forecast reflecting higher uncertainty of revenue growth in future periods compared to previous estimates, and concluded that the undiscounted cash flows of the Titan SGS product line exceeded the carrying value of the related assets by approximately 10%. Accordingly, no impairment was recognized during the three months ended March 29, 2025 related to the Titan SGS asset group. During the second quarter of 2025, the Titan SGS product line performed largely in line with the forecast used in the first quarter 2025 recoverability test.

During the third quarter of 2025, we identified additional indicators of a potential impairment related to the Titan SGS asset group due to lower than expected sales growth during the period and a further downward revision to sales forecasts compared to the forecast utilized in our first quarter 2025 impairment analysis. As a result, in connection with the preparation of the financial statements for the three months ended September 28, 2025, we performed a recoverability test and as a result, we determined that the carrying value of the asset group was not fully recoverable. We subsequently recognized an impairment charge of $100.0 million, representing the amount by which the carrying value of the asset group exceeded its estimated fair value, as determined utilizing the income approach. After the recognition of the impairment charge, the carrying value of the intangible assets of the Titan SGS asset group was $25.1 million. Despite the downward revision to sales forecasts, we continue to anticipate revenue growth from the Titan SGS asset group in future periods.
Tariffs
Our global operations are subject to risks associated with international trade policies, and we continue to closely monitor developments in trade relations and policy, including tariffs. The recently enacted U.S. tariffs and accompanying retaliatory measures, had a negative impact on our gross margins and cash flows for the three and nine months ended September 28, 2025. The impact was primarily driven by higher import costs linked to our operations in the European Union, as well as to products manufactured in Mexico that are not currently compliant with the United States-Mexico-Canada Agreement (USMCA). We are currently evaluating options to mitigate our exposure through supply chain optimization strategies, including modifications to chain of custody protocols and increasing the proportion of products compliant with the USMCA in our portfolio, in addition to customer pricing. Additional changes to proposed and enacted tariffs could have a material impact on our business and we may experience a material negative impact on our gross margins and cash flows in future periods. The ultimate impact of changes to tariffs and trade policies on our results from operations and cash flows will depend on several factors, including the timing, scale, scope, and nature of any tariffs or policies that are implemented, and any associated retaliatory measures.

Italian payback measure
In 2015, the Italian parliament enacted legislation that, among other things, imposed a “payback” measure on medical device companies that supply goods and services to the Italian National Healthcare System. Under the measure, companies are required to make payments to the Italian government if medical device expenditures in a given year exceed regional expenditure ceilings established for that year. The payment amounts are calculated based on the amount by which the regional ceilings for the given year were exceeded. In response to decrees issued by the Italian Ministry of Health, the various Italian regions issued invoices to medical device companies, including Teleflex, under the payback measure in the fourth quarter of 2022 seeking payment with respect to excess expenditures for the years 2015 through 2018. Following the issuance of the invoices, we and numerous other medical device companies filed appeals with the Italian administrative courts challenging the enforceability of the payback measure, primarily on the basis that the law was unconstitutional. The Italian administrative courts referred the question regarding the constitutionality of the law to the Italian Constitutional Court, which in July 2024, issued a ruling upholding the law as constitutional. In August 2025, the Italian parliament enacted a modification to the previously enacted legislation that reduced the payment amounts due from the affected companies, including Teleflex, to approximately 25% of the amounts originally invoiced for the years 2015 through 2018. Payment of the reduced amount precludes the pursuit of further legal action related to the obligation to pay the amounts relating to such years. During the third quarter of 2025, we remitted payment to the related regions to settle the years 2015 through 2018. As a result of the modification in the legislation, along with an adjustment to our calculation of the reserves related to years 2019 through 2025, we recognized a $23.7 million decrease in our reserve (and corresponding increase to revenue for the three and nine months ended September 28, 2025), of which $20.1 million pertains to prior periods. As of September 28, 2025, our reserve related to this matter was $18.3 million.
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
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net revenues

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net revenues	$913.0	$764.4	$2,394.6	$2,251.9
Net revenues for the three months ended September 28, 2025 increased $148.6 million, or 19.4%, compared to the prior year period, primarily due to net revenues of $101.8 million generated by the acquired VI Business, the $23.7 million favorable impact from a decrease in our reserves related to the Italian payback measure, $10.0 million of favorable fluctuations in foreign currency exchange rates and a $9.4 million favorable impact from a stocking order in China related to recently implemented initiatives intended to expand the sales channel of intra-aortic balloon pumps and catheters.
Net revenues for the nine months ended September 28, 2025 increased $142.7 million, or 6.3%, compared to the prior year period, primarily due to net revenues of $101.8 million generated by the acquired VI Business, a $39.5 million net favorable impact from adjustments to our reserves related to the Italian payback measure, driven by the $23.7 million favorable adjustment recognized in the current period compared to an unfavorable adjustment of $15.8 million in the prior period. The increases in net revenues were also impacted by a $26.4 million increase in sales of new products, $9.5 million of favorable fluctuations in foreign currency exchange rates, and a $9.4 million favorable impact from a stocking order in China related to recently implemented initiatives intended to expand the sales channel of intra-aortic balloon pumps and catheters. The increases in net revenues were partially offset by a $47.6 million decrease in sales volumes of existing products, primarily driven by declines in sales related to our OEM product category and UroLift product line.

Gross profit

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Gross profit	$451.6	$430.2	$1,272.2	$1,262.8
Percentage of sales	49.5%	56.3%	53.1%	56.1%
Gross margin for the three months ended September 28, 2025 decreased 680 basis points, or 12.1%, compared to the prior year period, primarily due to the adverse impact from the amortization of the step-up in carrying value of inventory and intangible assets recognized in connection with the VI Business acquisition, the adverse impact from recently enacted tariffs, unfavorable fluctuations in foreign currency exchange rates and an increase in logistics and distribution costs. The decreases in gross margin were partially offset by the favorable impact from a decrease in our reserves related to the Italian payback measure.
Gross margin for the nine months ended September 28, 2025 decreased 300 basis points, or 5.3%, compared to the prior year period, primarily due to the adverse impact from the amortization of the step-up in carrying value of inventory and intangible assets recognized in connection with the VI Business acquisition, the adverse impact from recently enacted tariffs, an increase in logistics and distribution costs and continued cost inflation from macro-economic factors, specifically with respect to labor and raw materials. The decreases in gross margin were partially offset by the net favorable impact of adjustments to our reserves related to the Italian payback measure.
Selling, general and administrative

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Selling, general and administrative	$281.8	$247.3	$719.6	$740.7
Percentage of sales	30.9%	32.4%	30.1%	32.9%
Selling, general and administrative expenses for the three months ended September 28, 2025 increased $34.5 million compared to the prior year period, which was primarily attributable to $35.2 million in operating costs incurred by the acquired VI Business and amortization of intangible assets recognized in connection with the VI Business acquisition, partially offset by a decrease in sales and marketing expenses related to our legacy businesses.
Selling, general and administrative expenses for the nine months ended September 28, 2025 decreased $21.1 million compared to the prior year period, which was primarily attributable to an $82.2 million benefit from non-designated foreign currency forward contracts designed to hedge against the cash consideration for the VI Business and a decrease in sales and marketing expenses related to our legacy businesses. The decreases in selling, general and administrative expenses were partially offset by $35.2 million in operating costs incurred by the acquired VI Business, amortization of intangible assets recognized in connection with the VI Business acquisition and increases in the estimated fair value of our contingent consideration liabilities.
Research and development

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Research and development	$57.2	$38.7	$132.2	$117.1
Percentage of sales	6.3%	5.1%	5.5%	5.2%
The increase in research and development expense for the three months ended September 28, 2025 compared to the prior year period, was primarily attributable to expenses incurred by the acquired VI Business.
The increase in research and development expenses for the nine months ended September 28, 2025 compared to the prior year period was primarily attributable to expenses incurred by the acquired VI Business, partially offset by lower European Union Medical Device Regulation related costs.

Pension Settlement Charge

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Pension settlement (benefit) charge	$—	$(5.4)	$—	$132.7
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
Goodwill impairment charge

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Goodwill impairment charge	$403.9	$—	$403.9	$—
During the three and nine months ended September 29, 2025, we recognized a goodwill impairment charge of $403.9 million related to our IU reporting unit. For additional information, refer to Note 7 within the condensed consolidated financial statements included in this report.
Restructuring charges, separation costs and other impairment charges

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Restructuring charges, separation costs and other impairment charges	$117.6	$0.3	$144.6	$10.8
Restructuring charges, separation costs and impairment charges for the three months ended September 28, 2025 primarily consisted of impairment charges of $100.0 million related to our Titan SGS asset group and $16.0 million of separation costs, primarily consisting of consulting, legal, tax and other professional advisory services associated with the strategic actions.
Restructuring charges, separation costs and impairment charges for the nine months ended September 28, 2025 primarily consisted of impairment charges consisting of $100.0 million related to our Titan SGS asset group and $8.1 million due to our cessation of occupancy at a certain leased facility. In addition, the charges for the nine months ended September 28, 2025 included $32.1 million of separation costs, primarily consisting of consulting, legal, tax and other professional advisory services associated with the strategic actions, and termination charges related to the 2024 Footprint realignment plan.
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
VI Business integration plan
During the fourth quarter of 2025, the Board of Directors approved a restructuring plan related to the integration of the VI Business into Teleflex (the “VI Business Integration plan”). The VI Business Integration plan encompasses the realignment of the global sales force and certain administrative functions, including workforce reductions, and the relocation of certain manufacturing operations to existing lower-cost locations. These actions are expected to be substantially completed by the end of 2028. The following table provides a summary of our estimates of restructuring and restructuring related charges by major type of expense associated with the VI Business Integration plan:

VI Business Integration plan
Plan expense estimates:	(Dollars in millions)
Restructuring charges (1)	$26 million to $31 million
Restructuring related charges (2)	$10 million to $13 million
Total restructuring and restructuring related charges	$36 million to $44 million
(1)Substantially all of the charges consist of employee termination benefit costs.
(2)Restructuring related charges represent costs that are directly related to the program and principally constitute costs to transfer manufacturing operations to existing lower-cost locations and project management costs. The majority of these charges are expected to be recognized within cost of goods sold.
We expect all the restructuring and restructuring related charges will result in future cash outlays, of which, an estimated $12 million to $14 million are expected to occur during 2026. Additionally, we expect to incur $5 million to $7 million in aggregate capital expenditures under the VI Business Integration plan, which are expected to be incurred mostly between 2026 and 2027. We expect to achieve annual pre-tax savings of $24 million to $30 million in connection with the VI Business Integration plan once it is fully implemented and we expect to begin realizing plan-related savings in 2026.
For additional information regarding our restructuring plans, refer to Note 5 within the condensed consolidated financial statements included in this report.
Interest expense

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Interest expense	$31.8	$21.1	$72.1	$64.9
Average interest rate on debt	4.1%	4.5%	4.1%	4.5%
The increases in interest expense for the three and nine months ended September 28, 2025 compared to the prior year periods were primarily due to an increase in the average outstanding debt balance stemming from new borrowings utilized to fund the VI Business acquisition, partially offset by a lower average interest rate resulting from decreases in interest rates associated with our variable interest rate debt instruments.
Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Effective income tax rate (1)	6.8%	15.0%	1.6%	(2.3)%
(1)The effective income tax rates for the three and nine months ended September 28, 2025 and the nine months ended September 29, 2024 represent an income tax benefit. The effective income tax rate for the three months ended September 29, 2024 represents income tax expense.
The effective income tax rates for the three and nine months ended September 28, 2025 reflect a non-deductible goodwill impairment charge related to the IU reporting unit. Additionally, the effective income tax rates for the three and nine months ended September 28, 2025 reflect a tax benefit associated with the impairment of the Titan SGS asset group. The effective income tax rate for the nine months ended September 28, 2025 reflects non-taxable favorable adjustments incurred in relation to foreign currency exchange rates, largely stemming from non-designated foreign currency forward contracts designed to hedge against the cash consideration for the VI Business acquisition. All periods include a tax benefit from research and development tax credits. The effective income tax rate for the nine months ended September 29, 2024 reflects a tax benefit associated with a pension settlement charge recognized in connection with the termination of the TRIP defined benefit plan.
On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act was signed into law, enacting certain extensions and significant modifications to existing U.S. tax law provisions. While we continue to evaluate its implications, we do not currently expect the OBBB Act to have a material impact on our 2025 results of operations.
Segment Financial Information

Segment net revenues
	Three Months Ended			Nine Months Ended
	September 28, 2025	September 29, 2024	% Increase/(Decrease)	September 28, 2025	September 29, 2024	% Increase/ (Decrease)
Americas	$555.9	$515.9	7.8	$1,557.3	$1,525.5	2.1
EMEA	234.2	150.2	55.9	551.6	456.9	20.7
Asia	122.9	98.3	25.0	285.7	269.5	6.0
Segment net revenues	$913.0	$764.4	19.4	$2,394.6	$2,251.9	6.3
Segment operating profit
	Three Months Ended			Nine Months Ended
	September 28, 2025	September 29, 2024	% Increase/(Decrease)	September 28, 2025	September 29, 2024	% Increase/ (Decrease)
Americas	$176.0	$174.0	1.2	$501.8	$496.6	1.0
EMEA	27.6	34.7	(20.4)	101.7	94.1	8.1
Asia	20.5	33.7	(39.1)	61.5	85.6	(28.1)
Segment operating profit (1)	$224.1	$242.4	(7.5)	$665.0	$676.3	(1.7)
(1)See Note 14 to our condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest and taxes.
Comparison of the three and nine months ended September 28, 2025 and September 29, 2024
Americas
Americas net revenues for the three months ended September 28, 2025 increased $40.0 million, or 7.8%, compared to the prior year period, which was primarily attributable to net revenues of $25.1 million generated by the acquired VI Business and increases in sales volumes of new and existing products, mostly in our Interventional and Surgical product categories.
Americas net revenues for the nine months ended September 28, 2025 increased $31.8 million, or 2.1%, compared to the prior year period, which was primarily attributable to net revenues of $25.1 million generated by the acquired VI Business, a $21.5 million increase in sales of new products and price increases. The increases in net revenues were partially offset by a $24.5 million decrease in sales volumes of existing products, primarily driven by declines in sales related to our OEM product category and UroLift product line.
Americas operating profit for the three months ended September 28, 2025 increased $2.0 million, or 1.2%, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales, including revenue generated by the acquired VI Business, partially offset by the adverse impact from the amortization of the step-up in carrying value of inventory and intangible assets recognized in connection with the VI Business acquisition, unfavorable fluctuations in foreign currency exchange rates and higher manufacturing costs. The increases in operating profit were also adversely impacted by increases in operating costs incurred by the acquired VI Business.
Americas operating profit for the nine months ended September 28, 2025 increased $5.2 million, or 1.0%, compared to the prior year period, which was primarily attributable to an increase in gross profit as a result of revenues generated by the acquired VI Business and decreases in sales and marketing expenses related to our legacy businesses, partially offset by the adverse impact from the amortization of the step-up in carrying value of inventory and intangible assets recognized in connection with the VI Business acquisition, increases in operating costs incurred by the acquired VI Business and an increase in contingent consideration expense resulting from changes in the estimated fair value of our contingent consideration liabilities.

EMEA
EMEA net revenues for the three months ended September 28, 2025 increased $84.0 million, or 55.9%, compared to the prior year period, which was primarily attributable to net revenues of $50.0 million generated by the acquired VI Business, the favorable impact of a $23.7 million decrease in our reserves related to the Italian payback measure and $9.1 million of favorable fluctuations in foreign currency exchange rates.
EMEA net revenues for the nine months ended September 28, 2025 increased $94.7 million, or 20.7%, compared to the prior year period, which was primarily attributable to net revenues of $50.0 million generated by the acquired VI Business, a $39.5 million net favorable impact from adjustments to our reserves related to the Italian payback measure, which was driven by the $23.7 million favorable adjustment recognized in the current period compared to an unfavorable adjustment of $15.8 million in the prior period, and favorable fluctuations in foreign currency exchange rates. The increases in net revenues were partially offset by a decrease in sales volumes of existing products.
EMEA operating profit for the three months ended September 28, 2025 decreased $7.1 million, or 20.4%, compared to the prior year period, which was primarily attributable to increases in operating costs incurred by the acquired VI Business and the unfavorable impact within gross margin from the amortization of the step-up in carrying value of inventory and intangible assets recognized in connection with the VI Business acquisition. The decreases in operating profit were offset by favorable impacts within gross margin from an increase in revenues generated by the acquired VI Business and a decrease in our reserves related to the Italian payback measure.
EMEA operating profit for the nine months ended September 28, 2025 increased $7.6 million, or 8.1%, compared to the prior year period, which was primarily attributable to an increase in gross profit as a result of an increase in revenues generated by the VI Business Acquisition and the net favorable impact from adjustments in our reserves related to the Italian payback measure, partially offset the adverse impact from the amortization of the step-up in carrying value of inventory and intangible assets recognized in connection with the VI Business acquisition. The increases in operating profit were also impacted by favorable fluctuations in foreign currency exchange rates and an adverse impact from increases in operating costs incurred by the acquired VI Business.
Asia
Asia net revenues for the three months ended September 28, 2025 increased $24.6 million, or 25.0%, compared to the prior year period, which was primarily attributable to net revenues of $26.6 million generated by the acquired VI Business and a $9.4 million favorable impact from a stocking order in China related to recently implemented initiatives intended to expand the sales channel of intra-aortic balloon pumps and catheters. The increases in net revenues were partially offset by a decrease in sales volumes of existing products and price decreases, primarily due to the implementation of volume-based procurement programs in China.
Asia net revenues for the nine months ended September 28, 2025 increased $16.2 million, or 6.0%, compared to the prior year period, which was primarily attributable to net revenues of $26.6 million generated by the acquired VI Business and a $9.4 million favorable impact from a stocking order in China related to recently implemented initiatives intended to expand the sales channel of intra-aortic balloon pumps and catheters. The increases in net revenues were partially offset by an $11.3 million decrease in sales volumes of existing products and price decreases primarily due to the implementation of volume-based procurement programs in China.
Asia operating profit for the three months ended September 28, 2025 decreased $13.2 million, or 39.1%, compared to the prior year period, which was primarily attributable to a decrease in gross profit that was primarily attributed to the adverse impact from the amortization of the step-up in carrying value of inventory and intangible assets recognized in connection with the VI Business acquisition, price decreases and unfavorable product mix, partially offset by gross profit generated from higher sales resulting from the acquired VI Business. The decrease in operating profit was also attributed to increases in operating costs incurred by the acquired VI Business.
Asia operating profit for the nine months ended September 28, 2025 decreased $24.1 million, or 28.1%, compared to the prior year period, which was primarily attributable to a decrease in gross profit that was primarily attributed to the adverse impact from the amortization of the step-up in carrying value of inventory and intangible assets recognized in connection with the VI Business acquisition, price decreases and unfavorable product mix, partially offset by gross profit generated from higher sales resulting from the acquired VI Business. The decrease in operating profit was also impacted by unfavorable fluctuations in foreign currency exchange rates and increases in operating costs incurred by the acquired VI Business.

We are currently monitoring increased inventory levels of our intra-aortic balloon pumps and catheters at some of our distributors in China, as we have observed that their sales to third parties have been slower than had been anticipated and in light of the recent stocking order related to our recently implemented initiative to expand the sales channel. If demand for our pumps and catheters does not increase, or our efforts to expand the sales channel are not successful, we could experience an adverse impact on our future results.
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
On August 18, 2025, we executed two separate term cross-currency swap agreements set to expire on August 20, 2030 and August 20, 2032, respectively, to hedge against the effect of variability in the U.S. dollar to Swiss Franc (CHF) exchange rate, (the "2025 Cross-currency swap agreements"). Each of the 2025 Cross-currency swap agreements had a notional principal amount of $300 million and were designated as a net investment hedge. The 2025 Cross-currency swap agreements expiring in 2030 include six different financial institution counterparties and notionally exchanged $300 million for CHF 242.4 million at an annual interest rate of 3.15%. The 2025 Cross-currency swap agreements expiring in 2032 include four different financial institution counterparties and notionally exchanged $300 million for CHF 242.5 million at an annual interest rate of 3.02%.
In the fourth quarter of 2025, and prior to the original October 4, 2025 maturity date, we terminated the 2023 Cross-currency swap agreements and executed new cross-currency swap agreements with five financial institution counterparties. Under these new cross-currency swap agreements, which mature in March 2026, we notionally exchanged $500 million at an annual interest rate of 4.63% for €474.7 million at an annual interest rate of 2.77%. Further, the zero cost foreign exchange collar contract associated with the 2023 Cross-currency swap agreements matured in October 2025 resulting in an immaterial impact to our financial results.
Cash Flows
Net cash provided by operating activities from continuing operations was $189.0 million for the nine months ended September 28, 2025 as compared to $435.6 million for the nine months ended September 29, 2024. The $246.6 million decrease was primarily attributable to unfavorable changes in working capital and unfavorable operating results. The unfavorable changes in working capital were primarily driven by a net increase in accounts receivable resulting from of an increase in receivables associated with the VI Business (as we did not acquire certain trade receivables) and higher sales; and the prior period inflow from proceeds received from the TRIP termination included within prepaid expenses and other assets. Net cash provided by operating activities from continuing operations was also unfavorably impacted by recently enacted tariffs and higher tax payments.

Net cash used in investing activities from continuing operations was $826.8 million for the nine months ended September 28, 2025, and primarily consisted of $833.2 million in net payments for businesses and intangibles acquired, primarily related to the VI Business acquisition, and $94.6 million of capital expenditures, partially offset by $82.2 million in proceeds from the settlement of foreign currency forward contracts entered to hedge economically against the foreign currency exposure associated with the VI Business acquisition and $9.5 million in insurance settlement proceeds.

Net cash provided by financing activities from continuing operations was $673.1 million for the nine months ended September 28, 2025, and primarily consisted of a $1.0 billion increase in net proceeds from borrowings under our Senior Credit Facility, partially offset by $300.0 million in repurchases of our common stock under the accelerated share repurchase agreement and $45.2 million in dividend payments.
Borrowings
The indentures governing our 4.625% Senior Notes due 2027 (the “2027 Notes”) and 4.25% Senior Notes due 2028 (the "2028 Notes") contain covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions. As of September 28, 2025, we were in compliance with these requirements.
The obligations under our senior credit agreement (the "Credit Agreement"), the 2027 Notes and 2028 Notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the Credit Agreement are (subject to certain exceptions and limitations) secured by a lien on substantially all of the assets owned by us and each guarantor.
Concurrent with the execution of the agreement to acquire the VI Business, we entered into an amendment to our Third Amended and Restated Credit Agreement (the “Credit Agreement”) on February 24, 2025, which, among other things, (a) provides for a delayed draw term loan facility in an aggregate principal amount of $500 million, to be available to be drawn on the date on which we consummate the VI Business acquisition and (b) permits us to borrow up to $550 million under the revolving facility provided for under the Credit Agreement on a limited condition basis on the date on which the VI Business acquisition is consummated. Borrowings under the delayed draw term loan are to bear interest at a rate per annum equal to the applicable margin plus, at our option, either (1) the highest of (i) the “Prime Rate” in the U.S. last quoted by The Wall Street Journal, (ii) 0.50% above the greater of the federal funds rate and the rate comprised of both overnight federal funds and overnight euro transactions denominated in U.S. dollars and (iii) 1.00% above the Term SOFR Rate for a one month interest period, plus an applicable margin ranging from 0.125% to 1.00%, in each case subject to adjustments based on our total net leverage ratio or (2) a Term Secured Overnight Financing Rate (“SOFR”) rate (which includes a credit spread adjustment of 10 basis points). The applicable margin for borrowings under the delayed draw term loan range from 1.125% to 2.00% for SOFR borrowings and from 0.125% to 1.00% for base-rate borrowings, in each case, depending on, at our election, either (x) our public corporate family rating or (y) our consolidated total net leverage ratio, in each case, based on the most recently ended fiscal quarter. The obligations under the delayed draw term loan will be guaranteed and secured on the same basis as the facilities provided for under the Credit Agreement. The delayed draw term loan will not amortize and will mature on the earlier of (x) the date that is two years after the date on which such loans are funded and (y) the maturity date for the revolving facility provided for under the Credit Agreement.
Subsequently, on June 24, 2025, we executed a further amendment to the Credit Agreement, increasing the aggregate principal amount of the delayed term loan facility by $200 million. After giving effect to the amendment, the delayed draw term loan facility provides for an aggregate amount of delayed draw term loan commitments of $700 million. On June 30, 2025, the first day of the third fiscal quarter of 2025, we drew $700 million under the delayed draw term loan facility in addition to $140 million of borrowings under our revolving credit facility to fund the VI Business acquisition, inclusive of transaction-related costs and other associated requirements.
Summarized Financial Information – Obligor Group
The 2027 Notes are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes is guaranteed, jointly and severally, by an enumerated group of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. Summarized financial information for the Parent and Guarantor Subsidiaries (collectively, the “Obligor Group”) as of September 28, 2025 and December 31, 2024 and for the nine months ended September 28, 2025 is as follows:

	Nine Months Ended
	September 28, 2025
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Net revenue	$1,648.9	$239.5	$1,409.4
Cost of goods sold	1,018.5	196.7	821.8
Gross profit	630.4	42.8	587.6
Income (loss) from continuing operations	88.4	157.4	(69.0)
Net income (loss)	88.3	157.4	(69.1)

	September 28, 2025			December 31, 2024
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Total current assets	$1,182.5	$170.8	$1,011.7	$1,034.1	$201.2	$832.9
Total assets	2,847.2	259.9	2,587.3	2,815.2	277.8	2,537.4
Total current liabilities	1,065.5	669.9	395.6	1,275.4	953.4	322.0
Total liabilities	4,211.5	828.3	3,383.2	3,450.5	1,126.6	2,323.9
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

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management’s assessment of disclosure controls and procedures excluded consideration of the VI Business’ internal control over financial reporting. The VI Business was acquired during the third quarter of 2025, and the exclusion is consistent with guidance provided by the staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for up to one year from the date of acquisition, subject to specified conditions. The VI Business’ total assets represent 13% of our consolidated total assets as of September 28, 2025; and its net revenues represented 4% of our consolidated net revenues for the nine months ended September 28, 2025.
(b) Change in Internal Control over Financial Reporting
As a result of our acquisition of the VI Business, we are in the process of evaluating the VI Business’ internal controls to determine the extent to which modifications to the VI Business' internal controls would be appropriate. As we continue to integrate the acquired operations of the VI Business, we have extended our oversight and monitoring processes that support our internal control over financial reporting, as well as our disclosure controls and procedures, to the VI Business. There were no other changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, contracts, employment and environmental matters. As of September 28, 2025 and December 31, 2024, we had accrued liabilities of $1.9 million and $0.8 million in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Amounts accrued for legal contingencies are often determined based on a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, including as to the timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute, or procedural or jurisdictional issues; there is uncertainty or unpredictability regarding the number of potential claims; there is the potential to achieve comprehensive multi-party settlements; there is complexity regarding related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against us, we do not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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

Item 1A. Risk Factors
See the information set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in risk factors for the quarter ended September 28, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans
During the third quarter of 2025, none of our directors or executive officers entered into, modified or terminated, (i) any contracts, instructions or written plans for the sale of purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, or (ii) any non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

Legal Settlement

On March 6, 2025, a putative class action complaint captioned Harrison v. Teleflex Incorporated, et al., C.A. No. 2025-0251-JTL (Del. Ch.) was filed in the Court of Chancery of the State of Delaware (the “Court”) against us and our Board (the “Action”). The plaintiff alleged in the complaint that a provision in our Bylaws restricting stockholders’ ability to act by written consent violated the Delaware General Corporation Law. Pursuant to a stipulation and proposed order, which the Court entered on April 7, 2025, the individual defendants were dismissed from the Action, leaving us as the sole defendant. On May 15, 2025, we filed a Form 8-K with the SEC stating that we had amended our Bylaws to remove the challenged provision on May 9, 2025. Thereafter, the parties agreed that the amendment mooted the claims in the Action and filed a Stipulation and Proposed Order dismissing the Action with prejudice as to the plaintiff in the Action only. Without admitting any fault or wrongdoing, we agreed to pay a mootness fee to plaintiff’s counsel in the Action in the amount of $55,000 (the "Mootness Fee"). On August 5, 2025, the Court entered a proposed order dismissing the Action as moot, subject to our filing an affidavit with the Court confirming compliance with the requirement in the order that we disclose in its next periodic filing with the SEC the payment of the Mootness Fee. In entering the order, the Court did not review, and did not pass judgment, on the payment of these attorneys’ fees and expenses. As a result, we have no further potential liability related to this matter.

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
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 28, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Cover Page; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 28, 2025 and September 29, 2024; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2025 and September 29, 2024; (iv) the Condensed Consolidated Balance Sheets as of September 28, 2025 and December 31, 2024; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2025 and September 29, 2024; (vi) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 28, 2025 and September 29, 2024; and (vii) Notes to Condensed Consolidated Financial Statements.

104.1	—	The cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2025, formatted in inline XBRL (included in Exhibit 101.1).
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
John R. Deren Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 6, 2025