Form 10-K
period 2025-12-31
TELEFLEX INC
filed 2026-02-27
CIK 96943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨ ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant 19,232,115 shares on June 27, 2025 (the last business day of the registrant’s most recently completed fiscal second quarter) was $2,297,660,795(1). The aggregate market value was computed by reference to the closing price of the Common Stock on such date, as reported by the New York Stock Exchange.

The registrant had 44,200,562 shares of Common Stock outstanding as of February 24, 2026.
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
FOR THE YEAR ENDED DECEMBER 31, 2025

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
•our ability to manage our ongoing CEO transition;
•our inability to effectively execute our restructuring programs;
•our inability to realize anticipated savings resulting from restructuring plans and programs;
•our ability to complete the sales of our Acute Care, Interventional Urology and OEM businesses, the terms and timing for such transactions, the ability to satisfy any applicable conditions and the expected benefits.
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

Recent Strategic Actions
In February 2025, we announced our intention to undertake a strategic transformation of the organization. In accordance with this strategy, on December 9, 2025, we announced that we had entered into definitive agreements to sell our Acute Care and Interventional Urology (also referred to as "IU") businesses to Intersurgical® Ltd and our OEM business to Montagu and Kohlberg (collectively referred to as the "Strategic Divestitures"). The combined total consideration from the Strategic Divestitures is $2.0 billion in cash, consisting of expected proceeds of approximately $1.5 billion for our OEM business and $530 million for our Acute Care and IU businesses. Both transactions, which were approved at the same time by our Board of Directors, remain subject to certain closing adjustments, customary regulatory approvals and other closing conditions and are expected to be completed in the second half of 2026.
For further details regarding the Strategic Divestitures, see Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K. Unless otherwise indicated, the following information relates to our continuing operations, not including the businesses to be disposed of in the Strategic Divestitures.
On January 8, 2026, we announced the departure of our Chairman, President and Chief Executive Officer, Liam J. Kelly, and the appointment of Stuart A. Randle as Interim President and Chief Executive Officer. In connection with Mr. Kelly’s departure as President and Chief Executive Officer, the Board appointed Stephen K. Klasko, M.D., a current independent director who had been serving as our Lead Director, to serve as the independent Chair of the Board.
Restructuring programs

We continue to execute our footprint realignment and other restructuring programs designed to improve efficiencies in our manufacturing and distribution facilities and, to a lesser extent, our sales and marketing and research and development organizations. See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

OUR SEGMENTS
We have three reportable segments: Americas, EMEA (Europe, the Middle East and Africa) and Asia (Asia Pacific). Each of our segments provides a comprehensive portfolio of medical technology products used by hospitals and healthcare providers. However, certain of our products are more heavily concentrated within certain segments. Our product portfolio is described in the products section below.
The following charts depict our net revenues by reportable operating segment as a percentage of our total consolidated net revenues for the years ended December 31, 2025, 2024 and 2023:

OUR PRODUCTS
Our product categories within our geographic segments include vascular and emergency medicine, interventional and surgical. Each of these categories serve hospitals and healthcare providers by supporting high-acuity emergent procedures. A detailed description of the key products within these categories is provided below.

Vascular and Emergency Medicine ("Vascular"): Our Vascular product portfolio comprises devices designed to support a variety of critical care therapies and other medical applications, with an emphasis on reducing vascular-related complications. These products primarily include our Arrow branded catheters, catheter navigation and tip positioning systems, and intraosseous (bone access) systems.
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
Our hemostatic products accelerate the body's natural clotting cascade and are used in trauma and other clinical situations where bleeding is difficult to control. The portfolio consists of external hemostats used by first responders, surgeons, interventional products used in the catheter lab, and trauma products used by trauma surgeons, which are branded under our QuikClot trade name.
Interventional: Our Interventional product category offers devices that facilitate a variety of applications to diagnose and deliver treatment of coronary and peripheral vascular disease. These products primarily consist of a diverse portfolio of coronary catheters, structural heart support devices and peripheral intervention product platforms used by interventional cardiologists, interventional radiologists and vascular surgeons. Clinical benefits of our products include increased vein and artery access, post-procedure closure, and increased support during complex medical procedures. Our primary product offerings consist of a portfolio of Arrow branded catheters, GuideLiner, Turnpike and TrapLiner catheters, the MANTA Vascular Closure device and Arrow OnControl powered bone biopsy system.
On June 30, 2025, we acquired substantially all of the Vascular Intervention business of BIOTRONIK SE & Co. KG ("VI Business"). The acquisition adds a broad suite of coronary and peripheral medical devices, such as drug-coated balloons, stents, and balloon catheters.
Surgical: Our Surgical product category consists of single-use and reusable devices designed for a variety of surgical procedures. These products primarily consist of metal and polymer ligating clips using manual and automatic applier systems, fascial closure surgical systems used in laparoscopic surgical procedures, percutaneous surgical systems, a powered bariatric stapler, and other surgical instruments used in ear, nose and throat and cardio-vascular and thoracic procedures. Our significant surgical brands include Weck, MiniLap, Pleur-Evac, Deknatel, KMedic, Pilling and Titan SGS.

Our product categories included within our Strategic Divestitures, which are expected to be divested in 2026 and are reflected within discontinued operations, include Acute Care, Interventional Urology and OEM. Each of these categories and the key products sold therein are described in more detail below.
Acute Care: The Acute Care product category comprises the following product categories:
•airway management products designed to enable use of standard and advanced anesthesia techniques, pain management product line includes epidurals, catheters and disposable pain pumps for regional anesthesia, respiratory products are used in a variety of care settings and primarily consist of humidification and oxygen therapy products,
•intra‑aortic balloon pump systems developed to provide mechanical circulatory support for patients with impaired cardiac function, and;
•urology care products used for bladder management, comprising a range of catheters, urine collectors, catheterization accessories and products utilized in operative endourology.
Interventional Urology: The Interventional Urology ("IU") product category includes the UroLift System, a minimally invasive technology for treating lower urinary tract symptoms due to benign prostatic hyperplasia, or BPH, and hyaluronic acid gel-based products primarily utilized in the treatment of urological diseases, including Barrigel, a rectal spacing product used in connection with radiation therapy treatment of prostate cancer.
OEM (Original Equipment Manufacturer and Development Services): The OEM product category designs, manufactures and supplies devices and instruments for other medical device manufacturers. including custom extrusions, micro-diameter film-cast tubing, diagnostic and interventional catheters, balloons and balloon catheters, film-insulated fine wire, coated mandrel wire, conductors, sheath/dilator introducers, specialized sutures and performance fibers, bioabsorbable sutures, yarns and resins.
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
Unless an exemption, pre-amendment grandfather status (that is, medical devices legally marketed in the U.S. before May 28, 1976) or FDA enforcement discretion applies, each medical device that we market in the U.S. must first receive either clearance as a Class I or, typically, a Class II device (after submitting a premarket notification (“510(k)”) or approval as a Class III device (after filing a premarket approval application (“PMA”)) from the FDA pursuant to the FDC Act. To obtain 510(k) clearance, a manufacturer must demonstrate to the FDA that the proposed device is substantially equivalent to a legally marketed device (a 510(k)-cleared device, a pre-amendment device for which FDA has not called for PMAs or a device with a de novo authorization), referred to as the "predicate device." Substantial equivalence is established by the applicant showing that the proposed device has the same intended use as the predicate device, and it either has the same technological characteristics or has been shown to be equally safe and effective and does not raise different questions of safety and effectiveness as compared to the predicate device. The FDA’s 510(k) clearance process requires regulatory competence to execute and usually takes four to nine months, but it can last longer. A device that is not eligible for the 510(k) process because there is no predicate device may be reviewed by the FDA through the de novo process (the process for granting marketing authorization when no substantially equivalent device exists) if the FDA agrees it is a low to moderate risk device. A device that is not exempt from premarket review and is not eligible for 510(k) clearance or de novo authorization is categorized as Class III and must follow the PMA approval pathway, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. The process of obtaining PMA approval also requires specific regulatory competence and is more costly, lengthy and uncertain than the 510(k) or de novo processes. The PMA process generally takes from one to three years or even longer. Our portfolio of existing products and pipeline of potential new products consists primarily of Class I (510(k) exempt) and Class II devices that require 510(k) clearance, although a few are 510(k)-exempt and others are Class III, PMA-approved devices. In addition, certain modifications made to devices after they receive clearance or approval may require a new 510(k) clearance or approval of a PMA or PMA supplement. We cannot be sure that 510(k) clearance or PMA approval will be obtained in a timely matter, if at all, for any device that we propose to market.
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
•adherence to good manufacturing practices (“GMPs”) as set forth in the Quality System Regulation (“QSR”), or, as of February 2, 2026, the Quality Management System Regulation (“QMSR”), which requires stringent design, testing, control, documentation, complaint handling and other quality assurance procedures;
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
Our manufacturing facilities, as well as those of certain of our suppliers, are subject to periodic and for-cause inspections by FDA personnel to verify compliance with the QMSR (21 CFR Part 820) as well as other regulatory requirements. On February 2, 2026, the FDA replaced the QSR with the QMSR, which incorporates by reference ISO 13485:2016. As such, compliance with the cGMPs in the ISO standard is now a requirement for our medical devices sold in the United States, and the FDA will assess that compliance through inspections of our facilities and our suppliers’ facilities. Similar inspections and audits are performed by Notified Bodies to verify compliance to applicable ISO standards (e.g. ISO 13485:2016), by auditing organizations under the Medical Device Single Audit Program ("MDSAP") applicable to regulatory requirements of Australia, Brazil, Canada, Japan and the U.S., and/or by regulatory authorities to verify compliance with medical device regulations and requirements from the countries in which we distribute product. If the FDA were to find that we or one or more of our suppliers have failed to comply with applicable regulations, it could institute a wide variety of enforcement actions, ranging from issuance of a warning or untitled letter to more severe sanctions, such as product recalls or seizures, civil penalties, consent decrees, injunctions, criminal prosecution, operating restrictions, partial suspension or total shutdown of production, refusal to permit importation or exportation, refusal to grant, or delays in granting, clearances or approvals or withdrawal or suspension of existing clearances or approvals. The FDA also has the authority under certain circumstances to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us. Any of these actions could have an adverse effect on our business.
Regulation of Medical Devices Outside of the U.S.
Medical device laws are also in effect in many of the markets outside of the U.S. in which we do business. These laws range from comprehensive device approval requirements for some or all of our products to requests for product data or certifications. Inspection of and controls over manufacturing, as well as monitoring of device-related adverse events, are components of most of these regulatory systems. Manufacturing certification requirements and audits through the MDSAP program, notified bodies, or other regulatory authority inspections also apply. In addition, the European Union (“EU”) has adopted the EU Medical Device Regulation (the “EU MDR”), which imposes stricter requirements for the marketing and sale of medical devices as compared to the predecessor Medical Device Directive (the "EU MDD"), including in the area of clinical evaluation requirements, quality systems, economic operators and post-market surveillance. The EU MDR went into effect in May 2021. As of the effective date, new and modified devices must be certified under, and be compliant with, the EU MDR. Devices that previously satisfied EU MDD requirements can continue to be marketed in the EU, subject to certain limitations, until the expiration of their current EU MDD certifications, but certain EU MDR requirements went into effect for such devices in May 2021. In February 2023, the European Parliament and Council approved an amendment to extend the EU MDR certification deadline for currently marketed devices past May 2024, with December 2027 as the new deadline for highest-risk devices and December 2028 for lower-risk devices. We will need to obtain new certifications under the EU MDR for medical devices previously authorized under the EU MDD. As a result, Teleflex will incur expenditures in connection with the new registration of medical devices that previously had been registered under the MDD. Failure to obtain EU MDR certifications prior to the expiration of existing EU MDD certifications may limit our ability to sell certain products in the EU until EU MDR certification is obtained. Failure to meet the applicable EU MDR requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements. We anticipate our products will be compliant with EU MDR in 2026, with all associated registration activities and related expenditures anticipated to be completed within the same year.
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
SALES AND MARKETING
Our product sales are made directly to hospitals, healthcare providers and distributors through our own sales forces, independent representatives and independent distributor networks.
BACKLOG
Most of our products are sold to hospitals or healthcare providers on orders calling for delivery within a few days or weeks. Therefore, our backlog of orders is not indicative of revenues to be anticipated in any future 12-month period.
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
SUPPLIERS AND MATERIALS
Materials used in the manufacture and sterilization of our products are purchased from a large number of suppliers in diverse geographic locations. We are not dependent on any single supplier for a substantial amount of the materials used, the components supplied and the sterilization services provided for our overall operations. Most of the materials, components and sterilization services we utilize are available from multiple sources, and where practical, we attempt to identify alternative suppliers. However, our ability to establish alternate sources of supply of materials and sterilization services may be delayed due to FDA and other regulatory authority requirements regarding the manufacture and sterilization of our products. Volatility in commodity prices and freight costs can have a significant impact on the cost of producing and supplying certain of our products.
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

HUMAN CAPITAL
As of December 31, 2025, we employed approximately 15,500 employees, including 3,700 employees in the U.S. and 11,800 employees in 38 other countries around the world. Our global supply chain employees make up 59% of the total employee population and are located primarily in Mexico, Malaysia, the U.S. and the Czech Republic. Our commercial organization comprises 23% of the global employee base. The remaining 18% of employees work in various corporate functions, based in each of our locations.
We believe our employees are a significant differentiating factor and play a critical role in our ability to deliver on our commitments to patients and execute our strategy to our customers and shareholders. This was reinforced in 2024 with the roll-out of our new employer brand and its tagline: "Empowering your future in healthcare." Our management team places significant focus and attention on matters affecting our people, particularly our commitment to our Core Values, capability development, total rewards and inclusion, as well as how each employee experiences our culture.
Inclusive Culture
The inclusive culture of our organization is critical to the human capital we attract, develop and retain and who, in turn, contribute to the results and success of our company. Our culture is framed by our Core Values – building trust, entrepreneurial spirit and enjoyment of our work, with people at the center of all we do. We strive to develop and sustain our culture by embedding these values in all aspects of our organization, including our human capital strategies.
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
We continue our efforts to cultivate a representative and inclusive workforce that reflects the communities in which we work and serve. These efforts are supported through engaging and partnering with local organizations, educational institutions and recruiting firms for a variety of opportunities in Teleflex, including vacancies, co-op placements and internships. In partnering with local organizations, we are better able to address how we can best serve and support marginalized populations in our communities. Some representative examples from our global supply chain include:
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
Talent Management, Development and Learning
We are committed to building a high performance culture that supports our Core Values throughout the employee lifecycle, while providing our employees with opportunities for growth, development, and career advancement. We have a clear talent management process that provides regular coaching check-ins between employees and their managers to review the employee’s developmental objectives and career progression. We also regularly review our talent portfolio and succession plans to ensure we can deliver on our company strategy.
We provide employees across the organization with access to an external continuing‑education catalog, along with a variety of internal learning and training resources. Among these resources is the Teleflex Academy, a curriculum that provides learning opportunities for our employees to further develop their skills and receive training across broad subject areas such as leadership, communications, sales, customer service and business acumen.

Total Rewards
Our commitment to our employees is to provide fair, equitable and competitive compensation and benefit packages to all employees globally. To that end, we continuously review and calibrate employee roles and responsibilities to ensure we are offering equal pay for equal work, and we actively manage our global compensation and benefit programs to ensure we can attract and retain the critical human capital we need to continue to deliver on our commitments to employees, customers, patients and shareholders. We believe our compensation and benefits offering is aligned with competitive market pay levels and, along with our culture and Core Values, acts to incentivize the right behaviors and actions to achieve the best results for the organization. We structure our compensation to include a mix of pay components of base salary, short-term cash incentives and long-term incentives. We offer employees health, welfare and retirement benefits and have implemented policies addressing paid time off, flexible work schedules, employee assistance, parental leave and family benefits, among others.
Environmental, Health and Safety
Our Environmental Health and Safety (EHS) vision is to protect the safety and health of Teleflex personnel and the environments in which we operate. We have a vested interest in protecting our most valuable assets – our employees. Everyone is a steward of EHS, fostering a culture of active responsibility in all our operations. We remain fully committed to complying with all relevant EHS legislation and to achieving our vision. We have and will continue to expend resources to construct, maintain, operate, and improve our facilities across the globe for environmental, health, safety and sustainability of our operations for the protection and benefit of our employees and others. Further, we understand that our environment is both complex and delicate, and we prioritize managing and limiting the impact our business has on the environment as part of our Zero Harm Culture. As we continue to review our commitments to environmental sustainability, we have initiated programs to track and lower our consumption of energy, water and gas, as well as reduce waste and the use of hazardous materials. In addition, we have developed an EHS program focused on training our personnel to deploy and audit global EHS standards as well as other programs to engage our employees on EHS initiatives.
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
We are a Delaware corporation incorporated in 1943. Our executive offices are located at 550 East Swedesford Road, Suite 400, Wayne, PA 19087.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names and ages of our executive officers as of February 27, 2026 and the positions and offices held by each such officer are as follows:

Name	Age	Positions and Offices with Company
Stuart A. Randle	66	Interim President and Chief Executive Officer; Director
John R. Deren	58	Executive Vice President and Chief Financial Officer
Cameron P. Hicks	61	Corporate Vice President, Human Resources and Communications
Daniel V. Logue	52	Corporate Vice President, General Counsel and Secretary
James Winters	53	Corporate Vice President, Manufacturing and Supply Chain
Mr. Randle, 66, became our Interim President and Chief Executive Officer on January 8, 2026, and has been a director of the Company since 2009. Mr. Randle retired in December 2018 after serving for three years as the Chief Executive Officer of Ivenix, Inc., a medical device company that provides infusion delivery systems. Previously, Mr. Randle had been retired since September 2014 after serving for ten years as President and Chief Executive Officer of GI Dynamics, Inc., a medical device company. From 2003 to 2004, he served as Interim Chief Executive Officer of Optobionics Corporation, a medical device company. From 2002 to 2003, Mr. Randle held the position of Entrepreneur in Residence of Advanced Technology Ventures, a healthcare and information technology venture capital firm. From 1998 to 2001, he was President and Chief Executive Officer of Act Medical, Inc. Prior to 1998, Mr. Randle held various senior management positions with Allegiance Healthcare Corporation and Baxter International Inc.
Mr. Deren, 58, has been our Executive Vice President and Chief Financial Officer since April 2025. From August 2021 to March 2025, Mr. Deren was our Corporate Vice President and Chief Accounting Officer and from May 2017 to August 2021, he was our Vice President and Chief Accounting Officer. He joined Teleflex in May 2013 as Vice President, Finance and Corporate Controller. Prior to joining Teleflex, Mr. Deren served as Vice President and Global Controller of Trinseo PLC (formerly known as Styron LLC), a global specialty materials company, from January 2011 until April 2013. Mr. Deren has also held leadership positions with Exelon Generation, Rohm and Haas Company, and began his career at PricewaterhouseCoopers where he held positions of increasing responsibility through Senior Manager.
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
Over the past several years we have implemented a number of restructuring, realignment and cost reduction initiatives, including facility consolidations, organizational realignments and reductions in our workforce, and we may engage in similar efforts in the future. While we have realized some efficiencies from these initiatives, we may not realize the benefits of these or future initiatives to the extent we anticipated, particularly with respect to initiatives involving contingencies that are not completely within our control, such as the completion of acquisitions or divestitures. Further, such benefits may be realized later than expected, and the ongoing difficulties in implementing these measures may be greater than anticipated, which could cause us to incur additional costs or result in business disruptions. In addition, if these measures are not successful or sustainable, we may be compelled to undertake additional restructuring, realignment and cost reduction efforts, which could result in significant additional charges. Moreover, if our restructuring, realignment and cost reduction efforts prove ineffective, our ability to achieve our strategic and business plan goals may be adversely affected.
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
The strategic transformation that we are currently implementing may not have the intended results and may be harmful to our business.
In February 2025, we announced our intention to undertake a strategic transformation of the organization. In accordance with this strategy, on December 9, 2025, with the simultaneous execution of definitive agreements to sell our Acute Care and Interventional Urology businesses to Intersurgical® Ltd and the OEM business to Montagu and Kohlberg (collectively referred to as the "Strategic Divestitures"). The combined transaction total of Strategic Divestitures is $2.0 billion in cash, consisting of expected proceeds of approximately $1.5 billion for our OEM business and $530 million for our Acute Care and Interventional Urology businesses. Both transactions, which were approved by our Board of Directors, remain subject to certain closing adjustments, customary regulatory approvals and other closing conditions and are expected to be completed in the second half of 2026.
However, we can make no assurance that the announced transactions will be consummated on the timeframe contemplated or at all. We will face significant challenges in connection with first consummating, and then managing our business following the Strategic Divestitures. These challenges include, without limitation, obtaining the regulatory approvals necessary for, and satisfying the closing conditions to, the transactions, and the diversion of management’s attention from ongoing business concerns to completing the transactions. Then, both in the period before the transactions are consummated and thereafter, when we are operating a modified business, we may face challenges in attracting, retaining and motivating key management and other employees; retaining existing, or attracting new, business and operational relationships, including with customers, distributors, suppliers, employees and other counterparties; maintaining our relationships with regulators; and potential negative reactions from the financial markets.
Moreover, we have incurred, and will continue to incur, significant expenses in connection with the Strategic Divestitures. These expenses may be higher than currently anticipated or may not yield a discernible benefit if either or both of the Strategic Divestitures is not completed on schedule or at all. In addition, the anticipated benefits of the Strategic Divestitures and our post-transaction business focus are based on a number of assumptions, some of which may prove incorrect, and we cannot predict with certainty when the expected benefits will occur, or the extent to which they will be achieved. For instance, in the first quarter of 2026 we committed to a multi-year restructuring plan intended to eliminate stranded costs and improve our long‑term cost structure. However, even if both of the Strategic Divestitures are completed, we may not achieve some or all of the anticipated strategic, financial, operational or other benefits in the expected timeframe, or at all, which could adversely impact our business, results of operations or financial condition.
Further, our enhanced reliance in the wake of the disposition of the Acute Care, Interventional Urology and OEM businesses on a smaller suite of existing products and on future products may pose risks to our growth, and following the transactions, we will be a less diversified company than we are today, with a more limited business. If the financial contribution from remaining legacy products and other products that we may acquire or develop in the future fails to replace lost contribution from the Acute Care, Interventional Urology and OEM businesses, or otherwise fail to meet expectations, our business, cash flows and results of operations could be adversely affected. We may be more vulnerable to changing market conditions, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our diversification of revenues, costs and cash flows will diminish, such that our results of operations, cash flows, working capital, effective tax rate and financing requirements may be subject to increased volatility, and our ability to fund capital expenditures and investments, pay dividends and meet debt obligations and other liabilities may be diminished. In addition, we may experience difficulty accessing, or reduced access to, the capital markets or increased cost of borrowings, including as a result of a credit rating downgrade. Further, until the market has fully analyzed the value of our newly focused company, the price of our common stock may experience volatility, and our common stock may not match some holders’ investment strategies or meet the minimum criteria for inclusion in stock market indices or portfolios, which could cause certain investors to sell their shares, which could in turn lead to declines in the trading price of such stock.
Disruptions in sterilization of our products or regulatory initiatives further restricting the use of ethylene oxide in sterilization facilities could adversely affect our results of operations and financial condition.
Many of our products require sterilization prior to sale. A common method for sterilizing medical products involves the use of ethylene oxide, which is listed as a hazardous air pollutant under the Clean Air Act, as amended, and emissions of which are regulated by the U.S. Environmental Protection Agency ("EPA") and other regulatory authorities. Companies in the sterilization industry may face private litigation that could result in financial difficulties that could ultimately make it difficult or undesirable for such companies to continue in the sterilization business. In addition, sterilization activities are subject to substantial governmental oversight and attention that could disrupt their operations. One of our contract sterilizers, Sterigenics U.S., LLC, uses ethylene oxide in its sterilization process, including at its facilities in Smyrna, Cobb County, Georgia and Santa Teresa, New Mexico, which have sterilized some of our vascular and surgical products. In recent years, Sterigenics' operations at both its Smyrna and Santa Teresa facilities have been subject to legal proceedings related to the facilities' use of ethylene oxide in their sterilization operations. While both plants are currently operating normally, should their operations be suspended or adversely affected, our ability to provide affected products to our customers could be impaired if we are unable to utilize alternate facilities and sources for sterilization services.
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
In addition to the strategic transformation we announced in February 2025, our strategic initiatives include making significant investments designed to achieve revenue growth and to enable us to meet or exceed margin improvement targets. If we do not achieve the expected benefits from these investments or otherwise fail to execute on our strategic initiatives, we may not achieve the growth improvement we are targeting, and our results of operations may be adversely affected.
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
In connection with certain of our completed acquisitions, we have agreed to pay consideration that is contingent upon the achievement of specified objectives, such as receipt of regulatory approval, commercialization of a product or achievement of sales targets. As of the acquisition date, we record a contingent liability representing the estimated fair value of the contingent consideration we expect to pay. On a quarterly basis, we reassess these obligations and, in the event our estimate of the fair value of the contingent consideration changes, we record increases or decreases in the fair value as an adjustment to operating earnings, which could have a material impact on our results of operations. As of December 31, 2025, we accrued $50.2 million of contingent consideration related to completed business combinations, most of which related and Palette. In addition, actual payments may differ materially from the amount of the contingent liability, which could have a material impact on our results of operations, cash flows and liquidity. For information regarding assumptions related to our contingent consideration liabilities, see “Critical Accounting Policies and Estimates” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. For additional information regarding our acquisitions, see Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K.
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
These and other impacts of epidemics or pandemics could have the effect of heightening many of the other risks described herein. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. However, these effects could have an adverse impact on our liquidity, capital resources, operations, business results and those of the third parties on which we rely, and such impact could be material.
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
We have significant manufacturing and distribution facilities, research and development facilities, sales personnel and customer support operations in a number of countries outside the U.S., including Belgium, the Czech Republic, Ireland, Malaysia and Mexico. In addition, a significant portion of our non-U.S. revenues are derived from sales to third party distributors. As of December 31, 2025, 76% of our full-time employees were employed in countries outside of the U.S., and on a continuing operations basis, 70% of our net property, plant and equipment was located outside the U.S. In addition, for the years ended December 31, 2025, 2024 and 2023, 41%, 36% and 35%, respectively, of our net revenues from continuing operations (based on the Teleflex entity generating the sale) were derived from operations outside the U.S.
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
Additionally, in connection with the ongoing conflict between Russia and Ukraine, the U.S. government has imposed enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. Although our sales into Russia did not constitute a material portion of our total revenue in 2025, further escalation of geopolitical tensions, including as a result of the imposition of additional economic sanctions, could have a broader impact that expands into other markets where we do business, which could adversely affect our business and/or our supply chain, business partners or customers in the broader region.
Finally, with respect to tariffs and trade disputes, the Trump administration has proposed or enacted tariffs and substantial changes to trade policies, which could adversely affect our business. For example, the Trump administration has imposed tariffs on certain foreign products, that in the past have resulted in and may result in future retaliatory tariffs on U.S. goods and products. We cannot predict what additional actions may ultimately be taken by the U.S. or other governments with respect to tariffs or trade relations, what products may be subject to such actions (including subject to U.S. export control restrictions), or what actions may be taken by the other countries in retaliation, or the impact, if any, that any policy changes could have on our business. Any of the foregoing could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We could be adversely affected by our ongoing CEO transition.
On January 8, 2026, we announced that Stuart Randle, a member of our board of directors, has been appointed Interim President and Chief Executive Officer, succeeding our prior Chairman, President and CEO, and that Dr. Stephen Klasko, at that time our Lead Director, has been named Chairman of the Board. We also announced that the board has engaged a leading executive search firm to assist in a comprehensive search process to identify a permanent CEO. There are a number of risks associated with a CEO transition, any of which may harm us. The market for such positions is competitive, and qualified individuals are in high demand. If we are unable to identify a strong candidate for the position, or if our replacement CEO, interim or permanent, is unsuccessful at leading our company or is unable to articulate and execute our strategy and vision, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. With the change in leadership, there is a risk to retention of other members of our senior management team, as well as to continuity of business initiatives, plans, and strategies through the transition period and if we are unable to execute an orderly transition, our business may be adversely affected.
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
As of December 31, 2025, 6% of our employees in the U.S. and in other countries were covered by union contracts or collective bargaining arrangements. It is likely that a portion of our workforce will remain covered by collective bargaining and similar agreements for the foreseeable future. Strikes or work stoppages could occur that would adversely impact our relationships with our customers and our ability to conduct our business.
Risks Relating to our Financing Arrangements
Our substantial indebtedness could adversely affect our business, financial condition or results of operations.
As of December 31, 2025, we had total consolidated indebtedness of $2.7 billion.
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
Under our cross-currency swap agreements, a meaningful decline in the U.S. dollar to certain exchange rates could have a material adverse effect on our cash flows.
We have entered into cross-currency swap agreements with several financial institutions to hedge against the effect of variability in the U.S. dollar to certain exchange rates. The swap agreements require an exchange of the notional amounts between us and the counterparties upon expiration or earlier termination of the agreements. If, at the expiration or earlier termination of the swap agreements, the U.S. dollar to certain exchange rates has declined from the rate in effect on the execution date, we are required to pay the counterparties an amount equal to the excess of the U.S. dollar value over the principal amount (we and the counterparties have agreed to a net settlement with regard to the exchange of the notional amounts at the date of expiration or earlier termination of the agreements). In the event of a significant decline in the U.S. dollar to certain exchange rates, our payment obligations to the counterparties could have a material adverse effect on our cash flows. In this regard, if, at the expiration or earlier termination of our swap agreements, the U.S. dollar to Euro or to Swiss Franc exchange rates have declined by 10% from the rate in effect at the inception of our agreements, we would be required to pay approximately $100 million or $60 million, respectively, to the counterparties in respect of the notional settlement. To the extent we enter into additional cross-currency swap agreements, a decline in the relevant exchange rates could further adversely affect our cash flows.
Risks Relating to Ownership of our Common Stock
We may issue additional shares of our common stock or instruments convertible into our common stock, which could cause the price of our common stock to decline.
We are not restricted from issuing additional shares of our common stock or other instruments convertible into our common stock. As of December 31, 2025, we had outstanding approximately 44.2 million shares of our common stock, options to purchase 1.3 million shares of our common stock (of which approximately 0.9 million were vested as of that date), restricted stock units covering 0.2 million shares of our common stock (which are expected to vest over the next four years), performance stock units covering a maximum of 148,807 shares of our common stock (which are expected to vest over the next three years and depend on our performance with regard to specified financial measures and market performance of our common stock compared to designated public companies) and 38 shares of our common stock to be distributed from our deferred compensation plan. As of December 31, 2025, 3.2 million shares of our common stock remained available for future issuance under our 2023 Stock Incentive Plan. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock.
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
Holders of our common stock are entitled to receive dividends only as our board of directors may declare out of funds legally available for such payments. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, requirements under covenants in our debt instruments, legal requirements and other factors as our board of directors deems relevant. We cannot assure that our cash dividend will not be reduced or eliminated in the future.
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

Industry standard frameworks, including International Organization of Standardization (ISO)/27001 and National Institute of Standards and Technology (NIST), are the foundation of the Program, which includes but is not limited to the fundamental security principles of least privilege access, event monitoring, vulnerability management, education, third-party risk management and incident response. The Program leverages external subject-matter experts that assist with identifying and remediating security risks present in our environment through threat hunting and vulnerability/control testing with a focus on the latest attack vectors. These external experts bring to bear risk mitigation tactics based on current threats observed across multiple organizations with similar risk profiles.
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
•A suite of tools and processes to minimize the risk of security compromise in addition to detect controls alerting of potential malicious activity; and
•Review and approval process focused on evaluating cybersecurity posture and internal controls relating to third party service providers.
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
ITEM 2. PROPERTIES
We own or lease approximately 110 properties consisting of manufacturing plants, engineering and research centers, distribution warehouses, offices and other facilities. We believe that the properties are maintained in good operating condition and are suitable for their intended use. In general, our facilities meet current operating requirements for the activities currently conducted within the facilities.

Our major facilities (those with 50,000 or greater square feet) at December 31, 2025 are as follows:

Location	Primary use	Square Footage	Owned or Leased
Olive Branch, MS	Distribution warehouse	627,000	Leased
Kamunting, Malaysia (1)	Manufacturing	286,000	Owned
Tecate Mexico	Manufacturing	172,000	Owned
Chihuahua, Mexico	Manufacturing	153,000	Owned
Morrisville, NC	Office administration	133,000	Leased
Zdar Nad Sazauou, Czech Republic	Manufacturing	108,000	Owned
Maple Grove, MN	Engineering and research	103,000	Owned
Trenton, GA (1)	Manufacturing	102,000	Owned
Chihuahua, Mexico	Manufacturing	100,000	Owned
Buelach, Switzerland	Manufacturing	100,000	Owned
Hradec Kralove, Czech Republic	Manufacturing	92,000	Owned
Chelmsford, MA (1)	Manufacturing	91,000	Leased
Kulim, Malaysia (1)	Manufacturing	90,000	Owned
Jaffrey, NH (1)	Manufacturing	90,000	Owned
Maple Grove, MN	Manufacturing	79,000	Leased
Kamunting, Malaysia (1)	Manufacturing	77,000	Leased
Pleasanton, CA	Mixed use	76,000	Leased
Nuevo Laredo, Mexico (1)	Manufacturing	71,000	Leased
Chihuahua, Mexico	Manufacturing	63,000	Owned
Reading, PA	Engineering and research	63,000	Leased
Buelach, Switzerland	Office administration	62,000	Leased
Limerick, Ireland (1)	Manufacturing	58,000	Owned
Wayne, PA	Office administration	58,000	Leased
Mansfield, MA (1)	Manufacturing	57,000	Leased
Plymouth, MN (1)	Manufacturing	55,000	Leased
(1) Property is held for sale and classified as discontinued operations as of December 31, 2025.
Operations in each of our business segments are conducted at locations both in and outside of the U.S. Of the facilities listed above, our facilities generally serve more than one business segment and are often used for multiple purposes, such as administrative/sales, manufacturing and warehousing/distribution.
In addition to the properties listed above, we own or lease approximately 750,000 square feet of additional warehousing, manufacturing and office space worldwide.

ITEM 3. LEGAL PROCEEDINGS
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, commercial disputes, acquisition and divestiture related matters, contracts, employment, environmental and other matters. As of December 31, 2025 and 2024, we accrued liabilities of $0.3 million and $0.8 million, respectively, in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Based on information currently available, advice of counsel, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows. See Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “TFX.” As of February 24, 2026, we had 315 holders of record of our common stock. A substantially greater number of holders of our common stock are beneficial owners whose shares are held by brokers and other financial institutions for the accounts of beneficial owners.
Stock Performance Graph
The following graph provides a comparison of five year cumulative total stockholder returns of Teleflex common stock, the Standard & Poor’s (S&P) 500 Stock Index and the S&P 500 Healthcare Equipment & Supply Index. The annual changes for the five-year period shown on the graph are based on the assumption that $100 had been invested in Teleflex common stock and each index on December 31, 2020 and that all dividends were reinvested.
MARKET PERFORMANCE

Company / Index	2020	2021	2022	2023	2024	2025
Teleflex Incorporated	$100.00	$80.11	$61.19	$61.49	$44.17	$30.62
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P 500 Healthcare Equipment & Supply Index	$100.00	$119.89	$94.57	$103.59	$113.81	$122.51

ITEM 6. RESERVED
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global provider of medical technology products focused on enhancing clinical benefits, improving patient and provider safety and reducing total procedural costs. We primarily design, develop, manufacture and supply medical devices used by hospitals and healthcare providers supporting high-acuity emergent procedures. Substantially all of our net revenues come from single-use medical devices. We market and sell our products worldwide through a combination of our direct sales force and distributors. Because our products are used in numerous markets and for a variety of procedures, we are not dependent upon any one end-market or procedure. We are focused on achieving consistent, sustainable and profitable growth by increasing our market share and improving our operating efficiencies.
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
Recent Strategic Actions
In February 2025, we announced our intention to undertake a strategic transformation of the organization. In accordance with this strategy, on December 9, 2025, we announced that we entered into definitive agreements to sell our Acute Care and Interventional Urology (also referred to as "IU") businesses to Intersurgical® Ltd and our OEM business to Montagu and Kohlberg (collectively referred to as the "Strategic Divestitures"). The combined total consideration from the Strategic Divestitures is $2.0 billion in cash, consisting of expected proceeds of approximately $1.5 billion for our OEM business and $530 million for our Acute Care and IU businesses. Both transactions, which were approved at the same time by our Board of Directors, remain subject to certain closing adjustments, customary regulatory approvals and other closing conditions and are expected to be completed in the second half of 2026. We expect to receive net after‑tax proceeds of approximately $1.8 billion upon the completion of both sales. We intend to use the net proceeds primarily to return capital to shareholders through share repurchases and pay down debt, enhancing our financial flexibility to support our growth strategy.
In connection with the Strategic Divestitures, we have negotiated transition services agreements and other arrangements intended to govern ongoing activities between Teleflex and the respective buyers following the closing dates of the transactions, including interim operating model arrangements and manufacturing and supply services. Although the material terms of these agreements have been substantially determined, they remain subject to finalization and execution. We expect to complete and execute these agreements at the close of each transaction.
The Strategic Divestitures represent a single plan to exit certain product categories that, in aggregate, meet accounting requirements to be classified as discontinued operations and held for sale as of December 31, 2025. Information provided herein is presented on a continuing operations basis to reflect the impact of the Strategic Divestitures, unless otherwise indicated. For additional information regarding the Strategic Divestitures, refer to Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K.
On January 8, 2026, we announced the departure of our Chairman, President and Chief Executive Officer, Liam J. Kelly, and the appointment of Stuart A. Randle as Interim President and Chief Executive Officer. In connection with Mr. Kelly’s departure as President and Chief Executive Officer, the Board appointed Stephen K. Klasko, M.D., a current independent director who had been serving as our Lead Director, to serve as the independent Chair of the Board.
Acquisition of BIOTRONIK Vascular Intervention business
On February 24, 2025, we executed a definitive agreement to acquire substantially all of the Vascular Intervention business of BIOTRONIK SE & Co. KG (the “VI Business”). The acquisition adds a broad suite of coronary and peripheral medical devices, such as drug-coated balloons, stents, and balloon catheters, which complement our interventional product portfolio.
On June 30, 2025, the first day of the third fiscal quarter of 2025, we completed the acquisition of the VI business for a net initial cash payment of €704.3 million, or $825.2 million, subject to certain working capital and other customary adjustments. Borrowings under the delayed draw term loan, discussed in Note 11 and within the Liquidity and Capital Resources section below, and our revolving credit facility were utilized to finance the acquisition, inclusive of transaction-related costs and other associated requirements.
Concurrent with the execution of the agreement to acquire the VI Business, we entered into foreign exchange derivative contracts with an aggregate notional value of €700 million to hedge economically against the foreign currency exposure associated with the cash consideration needed to complete the acquisition. These forward contracts were settled on June 30, 2025, concurrent with the completion of our acquisition. The settlement of the forward currency contracts resulted in proceeds and a recognized gain of $82.2 million.
In connection with the acquisition, we also entered into several ancillary agreements with BIOTRONIK SE & Co. KG to help facilitate business continuity and the integration of the business. These agreements primarily relate to transition support and distribution services and have varying durations extending up to 36 months.
For additional information regarding the acquisition of the VI Business, refer to Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K.
Impairment considerations
We test the recoverability of long-lived assets whenever events or circumstances indicate the carrying value of an asset may not be recoverable. During the first quarter of 2025, we identified indicators of a potential impairment related to the long-lived assets associated with our Titan SGS asset group, which primarily consists of intangible assets. The indicators of a potential impairment primarily arose from lower than expected sales of our Titan SGS product line and anticipated continuing reduced demand for bariatric surgery procedures in future periods, driven by the growing adoption of GLP-1 products. We performed a recoverability test, utilizing an updated long-term forecast reflecting higher uncertainty of revenue growth in future periods compared to previous estimates, and concluded that the undiscounted cash flows of the Titan SGS product line exceeded the carrying value of the related assets by approximately 10%. Accordingly, no impairment was recognized during the first quarter of 2025 related to the Titan SGS asset group. During the second quarter of 2025, the Titan SGS product line performed largely in line with the forecast used in the first quarter 2025 recoverability test.
During the third quarter of 2025, we identified additional indicators of a potential impairment related to the Titan SGS asset group due to lower than expected sales growth during the period and a further downward revision to sales forecasts compared to the forecast utilized in our first quarter 2025 impairment analysis. As a result, in connection with the preparation of the financial statements for the third quarter of 2025, we performed a recoverability test and as a result, we determined that the carrying value of the asset group was not fully recoverable. We subsequently recognized an impairment charge of $100.0 million, representing the amount by which the carrying value of the asset group exceeded its estimated fair value, as determined utilizing the income approach. After the recognition of the impairment charge, the remaining carrying value of the intangible assets of the Titan SGS asset group was $25.1 million as of the end of the third quarter of 2025. Despite the downward revision to sales forecasts, we continue to anticipate revenue growth from the Titan SGS asset group in future periods.
See the "Results of Operations" section below for information on impairment considerations associated with discontinued operations.
Italian payback measure
In 2015, the Italian parliament enacted legislation that, among other things, imposed a “payback” measure on medical device companies that supply goods and services to the Italian National Healthcare System. Under the measure, companies are required to make payments to the Italian government if medical device expenditures in a given year exceed regional expenditure ceilings established for that year. The payment amounts are calculated based on the amount by which the regional ceilings for the given year were exceeded. In response to decrees issued by the Italian Ministry of Health, in the fourth quarter of 2022 the various Italian regions issued invoices to medical device companies, including Teleflex, under the payback measure seeking payment with respect to excess expenditures for the years 2015 through 2018. Following the issuance of the invoices, we and numerous other medical device companies filed appeals with the Italian administrative courts challenging the enforceability of the payback measure, primarily on the basis that the law was unconstitutional. The Italian administrative courts referred the question regarding the constitutionality of the law to the Italian Constitutional Court, which in July 2024, issued a ruling upholding the law as constitutional. In August 2025, the Italian parliament enacted a modification to the previously enacted legislation that reduced the payment amounts due from the affected companies, including Teleflex, to approximately 25% of the amounts originally invoiced for the years 2015 through 2018. Payment of the reduced amount precludes the pursuit of further legal action related to the obligation to pay the amounts relating to such years. During the third quarter of 2025, we remitted payment to the related regions to settle the years 2015 through 2018. As a result of the modification in the legislation, along with an adjustment to our calculation of the reserves related to years 2019 through 2025, we recognized a $23.7 million decrease in our reserve during the third quarter of 2025. The decrease in our reserve resulted in a corresponding increase to revenue for the year ended December 31, 2025, of which $9.0 million pertains to prior periods within continuing operations. As of December 31, 2025, our reserve related to this matter was $19.4 million.
Economic and other factors impacting our business
The healthcare industry has been, and may continue to be, adversely affected by government-led initiatives intended to reduce healthcare product costs, such as China’s volume-based procurement programs, which have impacted and may further impact our results. These initiatives have also affected, and may continue to affect, the demand for our products.
Our operations, supply chain, contractors, suppliers, customers and other business partners are impacted by various global macroeconomic factors. During 2025, we experienced a general stabilization in overall cost inflation however, recently enacted U.S. tariffs and accompanying retaliatory measures adversely impacted results, primarily due to higher import costs associated with our operations in the European Union, as well as to products manufactured in Mexico that are not currently compliant with the United States-Mexico-Canada Agreement (USMCA). We also continue to monitor the impacts stemming from currency exchange rate fluctuations, changes in interest rates driven by monetary policy decisions of central banks as well as ongoing geopolitical conflicts.
We have implemented various measures designed to mitigate the future impacts of these factors impacting our business, which include tariff specific measures such as supply chain optimization strategies, adjustments to chain-of-custody protocols, and increasing the proportion of USMCA-compliant products in our portfolio, in addition to pricing actions. Nevertheless, additional changes to proposed or enacted tariffs, including those resulting from the February 2026 ruling from the U.S. Supreme Court and any related developments that may follow from it, could materially impact our business, including gross margins and cash flows. The ultimate effect of tariffs and trade policy changes on our results of operations and cash flows will depend on several factors, including the timing, scale, scope, and nature of any tariffs or policies implemented, as well as any associated retaliatory measures.
Given the dynamic nature of these macroeconomic and other factors, we cannot accurately predict the extent or duration of their impact, or our ability to offset such effects on our business, results of operations, financial condition, and cash flows.

Results of Operations
As used in this discussion, "new products" are products for which commercial sales have commenced within the past 36 months, and “existing products” are products for which commercial sales commenced more than 36 months ago. Discussion of results of operations items that reference the effect of one or more acquired businesses (except to the extent noted below with respect to acquired distributors) generally reflects the impact of the acquisitions within the first 12 months following the date of the acquisition. In addition to increases and decreases in the per unit selling prices of our products to our customers, our discussion of the impact of product price increases and decreases also reflects the impact on the pricing of our products resulting from any elimination of distributors, either through acquisition or termination of the distributor, from the sales channel. All dollar amounts in tables are presented in millions unless otherwise noted.
Revenues

	2025	2024	2023
Net Revenues	$1,992.7	$1,699.5	$1,712.4
Net revenues for the year ended December 31, 2025 increased by $293.2 million, or 17.2%, compared to the prior year, primarily due to net revenues of $202.4 million generated by the acquired VI Business, a $35.7 million increase in sales volumes of existing products and $24.2 million in sales of new products. The increases in net revenues were also impacted by a $15.2 million net favorable impact from adjustments to our reserves related to the Italian payback measure, driven by the $9.0 million favorable adjustment pertaining to amounts reserved for prior years, recognized in the current period compared to an unfavorable adjustment of $6.2 million in the prior period, also pertaining to amounts reserved for prior years.

Net revenues for the year ended December 31, 2024 decreased by $12.9 million, or 0.8%, compared to the prior year, primarily due to a $75.7 million decrease from the 2023 expiration of the manufacturing and supply transition agreement ("MSA") associated with our 2021 Respiratory business divestiture and, to a lesser extent, the unfavorable impact from an increase in our reserves related to the Italian payback measure. The decrease in net revenues was partially offset by a $33.5 million contribution from price increases and $28.4 million in sales of new products.
Gross profit

	2025	2024	2023
Gross profit	$1,120.8	$1,037.4	$1,040.1
Percentage of revenues	56.2%	61.0%	60.7%
For the year ended December 31, 2025, gross margin decreased 480 basis points, or 7.9%, compared to the prior year, primarily due to the adverse impact from the amortization of the step-up in carrying value of inventory and intangible assets recognized in connection with the VI Business acquisition, the adverse impact from recently enacted tariffs, an increase in logistics and distribution costs and continued cost inflation from macro-economic factors, specifically with respect to labor and raw materials. The decrease in gross margin was partially offset by the favorable impact from a decrease in our reserves related to the Italian payback measure.
For the year ended December 31, 2024, gross margin increased 30 basis points, or 0.5%, compared to the prior year, primarily due to the favorable impact on gross margin of the 2023 expiration of the MSA associated with our 2021 Respiratory business divestiture, and price increases. The increase in gross margin was partially offset by the unfavorable impact from an increase in our reserves related to the Italian payback measure, cost inflation from macro-economic factors, specifically with respect to labor and raw materials and unfavorable fluctuations in foreign currency exchange rates.
Selling, general and administrative

	2025	2024	2023
Selling, general and administrative	$720.2	$674.5	$622.7
Percentage of revenues	36.1%	39.7%	36.4%
Selling, general and administrative expenses increased $45.7 million for the year ended December 31, 2025, compared to the prior year, primarily attributable to $92.2 million in operating, integration and amortization expenses associated with the acquired VI Business, the impact of unfavorable fluctuations in foreign currency exchange rates related to operating activities and higher IT related costs, primarily driven by our ongoing development of a new ERP solution. The increases in selling, general and administrative expenses were partially offset by an $82.2 million benefit from non-designated foreign currency forward contracts designed to hedge against the cash consideration for the VI Business.
Selling, general and administrative expenses increased $51.8 million for the year ended December 31, 2024, compared to the prior year, primarily due to a benefit recognized in the prior year period resulting from decreases in the estimated fair value of our contingent consideration liabilities, whereas, in the current period, we recognized an expense due to increases in these liabilities and higher IT related costs that were primarily driven by our implementation of a new ERP solution.

Research and development

	2025	2024	2023
Research and development	$144.8	$109.0	$113.6
Percentage of revenues	7.3%	6.4%	6.6%
Research and development expenses increased $35.8 million for the year ended December 31, 2025, compared to the prior year, which was primarily attributable to expenses incurred by the acquired VI Business.
Research and development expenses decreased $4.6 million for the year ended December 31, 2024, compared to the prior year, which was primarily attributable to lower European Union Medical Device Regulation related costs, partially offset by higher project spend within certain product categories.

Pension settlement charge

	2025	2024	2023
Pension settlement charge	$—	$132.7	$45.2
During the year ended December 31, 2024, we recognized net pre-tax settlement charges of $132.7 million related to our plan to terminate the Teleflex Incorporated Retirement Income Plan (the "TRIP") resulting from our purchase of a group annuity contract to provide participants, beneficiaries, and alternate payees the full value of their benefit under the plan.
During the year ended December 31, 2023, we recognized a pre-tax settlement charge of $45.2 million stemming from payments to eligible participants who elected a lump sum distribution under our plan to terminate the TRIP.
Restructuring charges, separation costs and impairment charges
VI Business integration plan
During the fourth quarter of 2025, we initiated the "VI Business integration plan," a restructuring plan related to the integration of the VI Business into Teleflex. The plan encompasses the realignment of the global sales force and certain administrative functions, including workforce reductions, and the relocation of certain manufacturing operations to existing lower-cost locations. These actions are expected to be substantially completed by the end of 2028. We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the VI Business integration plan of $36 million to $44 million. We expect all the restructuring and restructuring related charges will result in future cash outlays, of which an estimated $10 million to $13 million are expected to occur during 2026. Additionally, we expect to incur $5 million to $7 million in aggregate capital expenditures under the VI Business integration plan, which are expected to be incurred mostly between 2026 and 2027. We expect to achieve annual pre-tax savings of $24 million to $30 million in connection with the VI Business integration plan once it is fully implemented and we expect to begin realizing a portion of these plan-related savings in 2026.

2024 Restructuring plan

In 2024, we initiated the "2024 restructuring plan," a strategic restructuring plan that was aimed at optimizing operations, reducing costs and enhancing efficiencies across our business lines and includes the relocation of select office administrative operations. The plan is substantially complete and as a result, we expect future restructuring expenses associated with the plan to be immaterial.
2024 Footprint realignment plan
In 2024, we initiated the "2024 Footprint realignment plan," encompassing several strategic restructuring initiatives. These initiatives primarily included the relocation of select manufacturing operations to existing lower-cost locations, the optimization of specific product portfolios through targeted rationalization efforts, the relocation of certain integral product development and manufacturing support functions, the optimization of certain supply chain activities and related workforce reductions. The plan is substantially complete and as a result, we expect future restructuring expenses associated with the plan to be immaterial.
2023 Footprint realignment plan
In 2023, we initiated the "2023 Footprint realignment plan," a restructuring plan primarily involving the relocation of certain manufacturing operations to existing lower-cost locations, the outsourcing of certain manufacturing processes and related workforce reductions. We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the plan of $9 million to $12 million. These actions are expected to be substantially completed by the end of 2027. We expect to achieve annual pretax savings in connection with the 2023 Footprint realignment plan of $2 million to $4 million once the plan is fully implemented.

The following table provides information regarding restructuring charges we have incurred with respect to each of our restructuring programs, separation costs and impairment charges for the years ended December 31, 2025, 2024, and 2023. The restructuring charges listed in the table primarily consist of termination benefits.

	2025	2024	2023
VI Business integration plan	$21.2	$—	$—
2024 Restructuring plan	0.1	2.4	—
2024 Footprint realignment plan	3.0	7.1	—
2023 Footprint realignment plan	0.1	1.4	1.4
Other restructuring programs	0.1	(1.2)	2.8
Total restructuring charges	24.5	9.7	4.2
Asset impairment charges (1)	108.1	7.8	—
Separation costs (2)	4.8	—	—
Total restructuring charges, separation costs and impairment charges	$137.4	$17.5	$4.2
(1)For the year ended December 31, 2025, we recognized asset impairment charges of $100.0 million related to our Titan SGS asset group and $8.1 million in connection with the cessation of occupancy at a leased facility. For the year ended December 31, 2024, we recorded impairment charges totaling $7.8 million related to a decrease in the carrying value of an equity investment and an impairment of a portion of our operating lease assets stemming from our cessation of occupancy of a specific facility.
(2)Represents expenses related to the Strategic Divestitures, including activities to prepare the businesses for divestiture and maintain continuity through the separation process.
Strategic Divestitures restructuring plan
During the first quarter of 2026, in connection with the Strategic Divestitures, we initiated a multi-year restructuring plan intended to align our global organizational structure and supply chain infrastructure amongst our remaining businesses. The plan is designed to eliminate stranded costs, streamline global operations, and improve our long-term cost structure, primarily through workforce reductions and capital assets rationalization. These actions, some of which we expect to occur upon exit of the transition services agreements and other arrangements negotiated in connection with the Strategic Divestitures, are expected to be substantially completed by mid-2028. We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the plan of $31 million to $37 million. We expect substantially all the restructuring and restructuring related charges to result in future cash outlays, of which, an estimated $15 million to $19 million are expected to occur during 2026. We expect to achieve annual pre-tax savings of $48 million to $52 million in connection with the Strategic Divestitures restructuring plan once it is fully implemented and we expect to begin realizing a portion of these plan-related savings in 2026.
Interest expense

	2025	2024	2023
Interest expense	$100.2	$83.5	$85.0
Average interest rate on debt during the year	4.0%	4.4%	4.4%
The increase in interest expense for the year ended December 31, 2025, compared to the prior year was primarily due to an increase in the average outstanding debt balance stemming from new borrowings utilized to fund the VI Business acquisition, partially offset by a lower average interest rate resulting from decreases in interest rates associated with our variable interest rate debt instruments.
The decrease in interest expense for the year ended December 31, 2024, compared to the prior year was primarily due to a decrease in our average outstanding debt balance.
Gain on sale of assets and business

	2025	2024	2023
Gain on sale of assets and business	$—	$—	$(4.4)
During the year ended December 31, 2023, we recognized a gain related to the second phase of the Respiratory divestiture.

Taxes on income from continuing operations

	2025	2024	2023
Effective income tax rate	(138.4)%	(117.6)%	22.6%
The effective income tax rate for 2025 reflects a tax benefit associated with the impairment of the Titan SGS asset group. The effective income tax rate for 2025 also reflects nontaxable favorable adjustments incurred in relation to foreign currency exchange rates, largely stemming from non-designated foreign currency forward contracts designed to hedge against the cash consideration for the VI Business acquisition.
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
On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act was signed into law. The OBBB permanently extends several key provisions of the Tax Cuts and Jobs Act, including 100 percent bonus depreciation, domestic research cost expensing, and makes substantive modifications to the international tax framework. The legislation contains multiple effective dates, with certain provisions effective in 2025 and others phased in through 2027. The OBBB did not have a material impact on our 2025 results of operations. We continue to evaluate the impact of the OBBB's provisions that take effect in future years.
A significant number of jurisdictions, including EU member states, have enacted legislation to establish a 15% global minimum tax in accordance with both the established Pillar Two framework and guidance subsequently published by the Organization for Economic Co-operation and Development (the "OECD"). On January 5th, 2026, the OECD/G20 released the Side-by-Side package ("SbS"), implemented as administrative guidance and modifying the operation of Pillar Two rules. The SbS package introduces simplifications and new safe harbors for U.S. and other multinational companies where domestic and international tax systems meet robust requirements to coexist with Pillar 2. Such safe harbor would fully exempt U.S.-parented groups from the application of two of the three Pillar 2 top up taxes.
The SbS package is expected to be available for fiscal years beginning on or after January 1, 2026. However, the safe harbors are not self‑executing and require domestic legislation by each Inclusive Framework member, subject to local legislative processes and timelines, as well as potential European Union ("EU") guidance related to the EU Minimum Tax Directive. We continue to monitor ongoing developments and assess the potential impact of the SbS package on our 2026 results of operations and future cash tax obligations.
The SbS package also extends the current Transitional Country-by-Country Reporting (CbCR) Safe Harbor by one year, through the end of fiscal year 2027.
Discontinued operations

	2025	2024	2023
(Loss) income from discontinued operations	$(964.2)	$12.5	$212.8
The decrease in income from discontinued operations for the year ended December 31, 2025 compared to the prior year was driven by higher impairment charges in the current year, including those related to the valuation allowance on the disposal group and the Acute Care and IU North America goodwill impairments, and separation costs related to Strategic Divestitures.
The decrease in income from discontinued operations for the year ended December 31, 2024, compared to the prior year was primarily driven by a $240.0 million non-tax deductible goodwill impairment charge related to the Interventional Urology North America reporting unit, partially offset by an increase in gross profit driven by increased intra-aortic balloon pump sales.
For additional information regarding the Strategic Divestitures and discontinued operations, refer to Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K.

Segment Results
Segment Net Revenues

	Year Ended December 31,			% Increase/(Decrease)
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Americas	$1,279.2	$1,156.9	$1,180.7	10.6	(2.0)
EMEA	472.4	340.3	317.0	38.8	7.3
Asia	241.1	202.3	214.7	19.2	(5.8)
Segment Net Revenues	$1,992.7	$1,699.5	$1,712.4	17.2	(0.8)
Segment Operating Profit

	Year Ended December 31,			% Increase/(Decrease)
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Americas	$469.2	$426.5	$461.0	10.0	(7.5)
EMEA	14.6	50.9	33.8	(71.4)	50.8
Asia	16.0	45.8	64.5	(65.1)	(29.0)
Segment Operating Profit (1)	$499.8	$523.2	$559.3	(4.5)	(6.5)
(1)See Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K for a reconciliation of segment operating profit to our consolidated income from continuing operations before interest, loss on extinguishment of debt and taxes.
Americas
Americas net revenues for the year ended December 31, 2025 increased $122.3 million, or 10.6%, compared to the prior year, which was primarily attributable to net revenues of $49.0 million generated by the acquired VI Business, a $39.0 million increase in sales volumes of existing products, sales of new products and, to a lesser extent, price increases.
Americas net revenues for the year ended December 31, 2024 decreased $23.8 million, or 2.0%, compared to the prior year, which was primarily attributable to a $75.7 million decrease due to the 2023 expiration of the MSA associated with our 2021 Respiratory business divestiture. The decrease in net revenues was partially offset by $24.4 million in sales of new products, price increases and, to a lesser extent, an increase in sales volume of existing products.
Americas operating profit for the year ended December 31, 2025 increased $42.7 million, or 10.0%, compared to the prior year, which was primarily attributable to an increase in gross profit as a result of higher revenue from our legacy businesses as well as revenues generated by the acquired VI Business. The increase in operating profit was partially offset by the adverse impact from the amortization of the step-up in carrying value of inventory and intangible assets recognized in connection with the VI Business acquisition and an increase in contingent consideration expense resulting from changes in the estimated fair value of our contingent consideration liabilities.
Americas operating profit for the year ended December 31, 2024 decreased $34.5 million, or 7.5%, compared to the prior year, which was primarily attributable to an increase in contingent consideration expense resulting from changes in the estimated fair value of our contingent consideration liabilities, partially offset by decreases in sales expenses.
EMEA
EMEA net revenues for the year ended December 31, 2025 increased $132.1 million, or 38.8%, compared to the prior year, which was primarily attributable to net revenues of $102.3 million generated by the acquired VI Business and a $15.2 million net favorable impact from adjustments to our reserves related to the Italian payback measure, driven by the $9.0 million favorable adjustment pertaining to amounts reserved for prior years, recognized in the current period compared to an unfavorable adjustment of $6.2 million in the prior period, also pertaining to amounts reserved for prior years. The increases in net revenues were also impacted, to a lesser extent, by favorable fluctuations in foreign currency exchange rates.
EMEA net revenues for the year ended December 31, 2024 increased $23.3 million, or 7.3%, compared to the prior year, which was primarily attributable to a $13.2 million contribution from price increases, an $11.5 million increase in sales volumes of existing products and, to a lesser extent, an increase in sales of new products. The increase in net revenues was partially offset by the unfavorable impact from an increase in our reserves related to the Italian payback measure.
EMEA operating profit for the year ended December 31, 2025 decreased $36.3 million, or 71.4%, compared to the prior year, which was primarily attributable to the adverse impact from the amortization of the step-up in carrying value of inventory and intangible assets recognized in connection with the VI Business acquisition, as well as higher operating and integration costs of the acquired business and unfavorable fluctuations in foreign currency exchange rates. The decreases in operating profit were partially offset by an increase in gross profit as a result of an increase in revenues generated by the VI Business Acquisition, the net favorable impact from adjustments in our reserves related to the Italian payback measure and favorable product mix.
EMEA operating profit for the year ended December 31, 2024 increased $17.1 million, or 50.8%, compared to the prior year, which was primarily attributable to lower research and development expenses related to the European Union Medical Device Regulation and an increase in gross profit resulting from higher sales and price increases. The increase in operating profit was partially offset by an increase in sales expenses to support higher sales.
Asia
Asia net revenues for the year ended December 31, 2025 increased $38.8 million, or 19.2%, compared to the prior year, which was primarily attributable to net revenues of $51.1 million generated by the acquired VI Business, partially offset by price decreases primarily due to the implementation of volume-based procurement programs in China.
Asia net revenues for the year ended December 31, 2024 decreased $12.4 million, or 5.8%, compared to the prior year, which was primarily attributable to a $9.1 million decrease in sales volumes of existing products and $3.8 million of unfavorable fluctuations in foreign currency exchange rates.
Asia operating profit for the year ended December 31, 2025 decreased $29.8 million, or 65.1%, compared to the prior year, which was primarily attributable to a decrease in gross profit that was primarily attributed to the adverse impact from the amortization of the step-up in carrying value of inventory and intangible assets recognized in connection with the VI Business acquisition, price decreases and unfavorable product mix, partially offset by gross profit generated from higher sales resulting from the acquired VI Business. The decrease in operating profit was also impacted by operating and integration costs incurred by the acquired VI Business.
Asia operating profit for the year ended December 31, 2024 decreased $18.7 million, or 29.0%, compared to the prior year, which was primarily attributable to a decrease in gross profit resulting from lower sales and unfavorable impact from product mix, in addition to an increase in research and development and sales expenses.

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is our cash flows provided by operating activities. Our cash flows provided by operating activities are reduced by cash used to, among other things, fulfill contractual obligations for minimum lease payments under noncancellable operating leases, which often extend beyond one year; the weighted average remaining lease term of our operating lease portfolio is 5.5 years. Our cash flows provided by operating activities are also reduced by cash used for unconditional legally binding commitments to purchase goods or services (i.e., purchase obligations), which are primarily related to inventory expected to be purchased within one year.
Other significant factors that affect our overall management of liquidity include contractual obligations such as scheduled principal and interest payments with respect to outstanding indebtedness and tax obligations. We may also be obligated to make payments for contingent consideration due to past acquisitions, the timing and amount of which may be uncertain, and the magnitude of which can vary from year to year. Other significant factors that affect our liquidity include certain actions controlled by management, such as capital expenditures, acquisitions, and dividends. Additionally, our liquidity may be affected by the Strategic Divestitures, including obligations under our interim operating model agreements with the buyers, share repurchases and debt repayment requirements pursuant to the terms of our debt agreements. See Note 11, Note 13 and Note 16 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
We believe our cash flow from operations, available cash and cash equivalents and borrowings under our revolving credit facility (which is provided for under the Credit Agreement) and accounts receivable securitization facility will enable us to fund our operating requirements, capital expenditures and debt obligations for the next 12 months and the foreseeable future.
Of our $378.6 million of cash and cash equivalents at December 31, 2025, $208.0 million was held at non-U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis.
On July 30, 2024, the Board of Directors authorized a share repurchase program for up to $500 million of our common stock. On February 28, 2025, we executed an accelerated share repurchase agreement for $300 million of our common stock, representing the remainder of the share repurchase program approved by the Board of Directors in 2024. Under this agreement, 1,725,253 shares of common stock, representing 80% of the $300 million aggregate, were delivered and included in treasury stock during the three months ended March 30, 2025. The initial shares received were calculated based on a price per share of $139.11, which was the closing share price of our common stock on February 27, 2025. Final settlement under the agreement occurred on April 9, 2025, at which time we received 493,150 additional shares of common stock. The total shares received were calculated based on a price per share of $135.23, which was based on volume-weighted average prices of our common stock during the accelerated share repurchase period less a discount.
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

On September 30, 2025, early in the fourth quarter and prior to the original October 4, 2025 maturity date, we terminated the 2023 Cross-currency swap agreements and executed new cross-currency swap agreements with five financial institution counterparties. Under these new cross-currency swap agreements, which mature in March 2026, we notionally exchanged $500 million at an annual interest rate of 4.63% for €474.7 million at an annual interest rate of 2.77%. Further, the zero cost foreign exchange collar contract associated with the 2023 Cross-currency swap agreements matured in October 2025.
On December 9, 2025, the Board of Directors authorized a share repurchase program for up to $1.0 billion of our common stock. The timing, price and actual number of shares of common stock that may be repurchased under the share repurchase authorization will depend on a variety of factors, including price, market conditions and corporate and regulatory requirements. The repurchases may occur in open market transactions, transactions structured through investment banking institutions, in privately negotiated transactions, by direct purchases of common stock or a combination of the foregoing, and the timing and amount of stock repurchased will depend on market and business conditions, applicable legal and credit requirements and other corporate considerations. The authorization of the repurchase program does not constitute a binding obligation to acquire any specific amount of common stock, and the repurchase program may be suspended or discontinued at any time.
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

Summarized financial information for the Parent and Guarantor Subsidiaries (collectively, the “Obligor Group”) as of and for the year ended December 31, 2025 is as follows:

	Year Ended December 31, 2025
	Obligor Group	Intercompany	Obligor Group (excluding intercompany)
Net revenue	$2,171.5	$276.3	$1,895.2
Cost of goods sold	1,456.9	263.0	1,193.9
Gross profit	714.6	13.3	701.3
Income from continuing operations	67.8	229.2	(161.4)
Net income	67.4	229.2	(161.8)

	December 31, 2025
	Obligor Group	Intercompany	Obligor Group (excluding intercompany)
Total current assets	$1,164.6	$196.3	$968.3
Total assets	2,797.8	286.1	2,511.7
Total current liabilities	1,155.6	782.8	372.8
Total liabilities	4,220.0	989.9	3,230.1
The same accounting policies as described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 are used by the Parent Company and each of its subsidiaries in connection with the summarized financial information presented above. The Intercompany column in the table above represents transactions between and among the Obligor Group and non-guarantor subsidiaries (i.e., those subsidiaries of the Parent Company that have not guaranteed payment of the 2027 Notes). Obligor investments in non-guarantor subsidiaries and any related activity are excluded from the financial information presented above.
See "Financing Arrangements" below, as well as Note 11 and Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K, for further information related to our borrowings and financial instruments.

Cash Flows
The following table provides a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Cash flows from continuing operations provided by (used in):
Operating activities	$96.7	$301.9	$206.1
Investing activities	(812.7)	(63.4)	27.3
Financing activities	611.5	(421.9)	38.5
Cash flows provided by (used in) discontinued operations	207.5	297.9	(344.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	23.2	(9.7)	2.9
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	$126.2	$104.8	$(69.2)
Cash Flow from Operating Activities
Net cash provided by operating activities from continuing operations was $96.7 million during 2025 and $301.9 million during 2024. The $205.2 million decrease was primarily attributable to unfavorable operating results and working capital. The unfavorable changes in working capital were primarily driven by a net increase in accounts receivable resulting from an increase in receivables associated with the VI Business (as we did not acquire certain trade receivables) and the prior period inflow from proceeds received from the TRIP termination included within prepaid expenses and other assets. Net cash provided by operating activities from continuing operations was also unfavorably impacted by recently enacted tariffs and acquisition and integration expenses associated with the VI Business.

Net cash provided by operating activities from continuing operations was $301.9 million during 2024, and $206.1 million during 2023. The $95.8 million increase was primarily attributable to a decrease in cash outflows from inventories as we continued to moderate our inventory levels and surplus plan assets from the TRIP termination included within prepaid expenses and other assets. The increase in net cash provided from operating activities was partially offset by higher tax payments.
Cash Flow from Investing Activities
Net cash used in investing activities from continuing operations was $812.7 million during 2025, which primarily consisted of $831.9 million in net payments for businesses and intangibles acquired, primarily related to the VI Business acquisition, and $95.2 million of capital expenditures. These outflows were partially offset by $82.2 million in proceeds from the settlement of foreign currency forward contracts executed to hedge economically against the foreign currency exposure associated with the VI Business acquisition, $21.1 million in net proceeds on swaps designated as net investment hedges and $9.4 million in insurance settlement proceeds.
Net cash used in investing activities from continuing operations was $63.4 million during 2024, which primarily consisted of $90.4 million in capital expenditures, partially offset by $27.2 million in net proceeds on swaps designated as net investment hedges.
Cash Flow from Financing Activities
Net cash provided by financing activities from continuing operations was $611.5 million during 2025, which primarily consisted of $987.0 million in net proceeds from borrowings under our Senior Credit Facility, $300.0 million in repurchases of our common stock under the accelerated share repurchase agreement, $60.3 million in dividend payments, and contingent consideration payments of $15.5 million.
Net cash used in financing activities from continuing operations was $421.9 million during 2024, which primarily consisted of $200.0 million in repurchases of our common stock under the accelerated share repurchase agreement, a $161.5 million reduction in net borrowings under our Senior Credit Facility and $63.5 million in dividend payments.
Cash Flow from discontinued operations
Net cash provided from discontinued operations was $207.5 million during 2025 and $297.9 million during 2024. The $90.4 million decrease was primarily attributable to unfavorable operating results.
Net cash provided from discontinued operations was $297.9 million during 2024, compared to net cash used of $344.0 million during 2023. The $641.9 million increase was primarily attributable to higher net cash flows from investing activities due to the 2023 acquisition of Palette Life Sciences AB and higher net cash flows from operating activities due to favorable operating results.
For additional information regarding the Strategic Divestitures, refer to Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K.
Financing Arrangements
Senior credit facility
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
At our option, loans under the Credit Agreement will bear interest at a rate equal to adjusted SOFR plus an applicable margin ranging from 1.125% to 2.00% or at an alternate base rate, which is defined as the highest of (i) the “Prime Rate” in the U.S. last quoted by The Wall Street Journal, (ii) 0.50% above the greater of the federal funds rate and the rate comprised of both overnight federal funds and overnight eurodollar transactions denominated in Dollars and (iii) 1.00% above the Term SOFR Rate for a one month interest period, plus an applicable margin ranging from 0.125% to 1.00%, in each case subject to adjustments based on our total net leverage ratio. Overdue loans will bear interest at the rate otherwise applicable to such loans plus 2.00%.
At December 31, 2025, we had $425.0 million in borrowings outstanding and $5.1 million in outstanding standby letters of credit under our $1.0 billion revolving credit facility. The maturity date of the revolving credit facility and the term loan facility under the Credit Agreement is November 4, 2027.
The Credit Agreement contains customary representations and warranties and covenants that, in each case, subject to certain exceptions, qualifications and thresholds, (a) place limitations on us and our subsidiaries regarding the incurrence of additional indebtedness, additional liens, fundamental changes, dispositions of property, investments and acquisitions, dividends and other restricted payments, transactions with affiliates, restrictive agreements, changes in lines of business and swap agreements, and (b) require us and our subsidiaries to comply with sanction laws and other laws and agreements, to deliver financial information and certain other information and give notice of certain events, to maintain their existence and good standing, to pay their other obligations, to permit the administrative agent and the lenders to inspect their books and property, to use the proceeds of the Credit Agreement only for certain permitted purposes and to provide collateral in the future. Subject to certain exceptions, we are required to maintain a maximum total net leverage ratio of 4.50 to 1.00. We are further required to maintain a minimum interest coverage ratio of 3.50 to 1.00. As of December 31, 2025, we were in compliance with the covenants in the Credit Agreement.
2027 and 2028 Senior Notes
As of December 31, 2025, the outstanding principal amount of our 2027 Notes and 2028 Notes (collectively the "Senior Notes") was $500 million, respectively. The indenture governing the Senior Notes contains covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions. The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our existing and future 100% owned domestic subsidiaries that are a guarantor or other obligor under the Credit Agreement and by certain of our other 100% owned domestic subsidiaries. As of December 31, 2025, we were in compliance with all of the terms of our Senior Notes.
Accounts receivable securitization
We have an accounts receivable securitization facility under which we sell an undivided interest in domestic accounts receivable for consideration of up to $75 million to a commercial paper conduit. As of December 31, 2025 and 2024, we borrowed the maximum amount available of $75 million under this facility. This facility is utilized to provide increased flexibility in funding short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of our counterparty to terminate this facility. As of December 31, 2025, we were in compliance with the covenants and none of the termination events had occurred.

For additional information regarding our indebtedness, see Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K.

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
We review the net realizable value of inventory each reporting period and adjust as necessary. We regularly compare inventory quantities on hand against historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. In assessing historical usage, we also qualitatively assess business trends to evaluate the reasonableness of using historical information in estimating future usage. Our inventory reserve was $37.2 million and $32.0 million at December 31, 2025 and 2024, respectively.
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
Goodwill and Other Intangible Assets
Intangible assets include indefinite-lived assets (such as goodwill, certain trade names and in-process research and development ("IPR&D"), as well as finite-lived intangibles (such as trade names that do not have indefinite lives, customer relationships, intellectual property, distribution rights and non-competition agreements) and are, generally, obtained through acquisition. Intangible assets acquired in a business combination are measured at fair value and we allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired in a business combination to goodwill. Considerable management judgment is necessary in making the assumptions used in the estimated fair value of intangible assets acquired in a business combination.
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

Goodwill
Goodwill impairment assessments are performed at a reporting unit level. For purposes of this assessment, our reporting units are our operating segments, or, in certain cases, a business one level below our operating segments. Our identified reporting units did not change as a result of our Strategic Divestitures. As the fair values of our reporting units are more likely than not greater than the carrying values, no impairment was recorded as a result of the annual goodwill impairment testing performed during the fourth quarter of 2025. See Note 5 to the consolidated financial statements in this Annual Report on Form 10-K for additional information regarding impairment considerations related to discontinued operations.
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
Under a quantitative impairment test we compare the fair value of a reporting unit to the carrying value. We estimate the fair value using a combination of the income approach, which is based on discounted cash flows derived from projected future earnings, and the market approach, which utilizes revenue and EBITDA multiples of comparable businesses observed in actual transactions or other market data. If the fair value of the reporting unit exceeds the carrying value, there is no impairment. If the reporting unit carrying value exceeds the fair value, we recognize an impairment loss based on the amount the carrying value of the reporting unit exceeds its fair value.
The more significant judgments and assumptions in determining fair value using in the Income Approach include (1) the amount and timing of expected future cash flows, which are based primarily on our estimates of future sales, operating income, industry trends and the regulatory environment of the individual reporting units, (2) the expected long-term growth rates of revenue and EBITDA for each of our reporting units, which approximate the expected long-term growth rate of the global economy and of the medical device industry, and (3) the discount rates that are used to estimate the present value of the future cash flows, which are based on an assessment of the risk inherent in the future cash flows of the respective reporting units along with various market based inputs. The more significant judgments and assumptions used in the Market Approach include (1) the determination of appropriate revenue and EBITDA multiples used to estimate a reporting unit’s fair value and (2) the selection of appropriate comparable companies to be used for purposes of determining those multiples. There were no changes to the underlying methods used in 2025 as compared to the valuations of our reporting units in the past several years.
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
In connection with intangible assets acquired in a business combination and quantitative impairment tests, we determine the estimated fair value using various methods under the Income Approach. The more significant judgments and assumptions used in the valuation of intangible assets may include revenue growth rates, royalty rate, obsolescence factor, distributor margin, discount rates, attrition rate, and operating margins. Each of these factors and assumptions can significantly impact the value of the intangible asset.
During 2025, we recognized a $100.0 million impairment charge related to our Titan SGS asset group, which consisted primarily of intangible assets. See "Restructuring charges, separation costs and impairment charges" within "Result of Operations" above as well as Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
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
In assessing the realizability of our deferred tax assets, we evaluate positive and negative evidence and use judgments regarding past and future events, including results of operations and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, we determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized, in which case we apply a valuation allowance to offset the amount of such deferred tax assets. To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required. The valuation allowance for deferred tax assets of $88.7 million and $88.4 million at December 31, 2025 and 2024, respectively, relates principally to the uncertainty of the utilization of tax loss and credit carryforwards in various jurisdictions.
Significant judgment is required in determining income tax provisions and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that tax positions are supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, we are examined by various federal, state and non-U.S. tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We adjust the income tax provision, the current tax liability and deferred taxes in any period in which we become aware of facts that necessitate an adjustment. We are currently under examination in Germany, the United States and Sweden. The ultimate outcome of these examinations could result in increases or decreases to our recorded tax liabilities, which would affect our financial results. See Note 16 to the consolidated financial statements in this Annual Report on Form 10-K for additional information regarding our uncertain tax positions.

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
We are also exposed to changes in the market trading price of our common stock as it influences the valuation of stock options and their effect on earnings.
Interest Rate Risk
We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. The table below provides information regarding the interest rates by year of maturity for our fixed and variable rate debt obligations. Variable interest rates on the revolving credit facility and the term loan facility on December 31, 2025 were determined using a base rate of the adjusted Term SOFR plus the applicable spread. The variable interest rate on the accounts receivable securitization facility was based on SOFR plus the applicable spread.

	Year of Maturity
	2026	2027	2028	2029	2030	Thereafter	Total
Fixed rate debt	$—	$500.0	$500.0	$—	$—	$—	$1,000.0
Average interest rate	—%	4.625%	4.250%	—%	—%	—%	4.438%
Variable rate debt	$100.0	$1,550.0	$—	$—	$—	$—	$1,650.0
Average interest rate	4.701%	5.191%	—%	—%	—%	—%	5.161%
A change of 1.0% in variable interest rates would increase or decrease annual interest expense by $16.5 million based on our outstanding debt as of December 31, 2025.
Foreign Currency Risk
The global nature of our operations exposes us to foreign currency risks. These risks include exposure from the effect of fluctuating exchange rates on payables and receivables as well as intercompany loans relating to transactions that are denominated in currencies other than a location’s functional currency and exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period. Our principal currency exposures relate to the Euro, Chinese Renminbi, Mexican Peso, Malaysian Ringgit, Swiss Franc, and Canadian Dollar. We utilize foreign currency forward exchange contracts and cross-currency interest rate swap contracts to attempt to minimize our exposure to these risks. Gains and losses on these contracts substantially offset losses and gains on the underlying hedged transactions.
As of December 31, 2025, the total notional amount for the foreign currency forward exchange contracts and cross-currency interest rates swap contracts, expressed in U.S. dollars, was $547.3 million and $1.6 billion, respectively. A sensitivity analysis of changes in the fair value of these contracts outstanding as of December 31, 2025, while not predictive in nature, indicated that a hypothetical 10% increase/decrease in the value of the U.S. dollar against all currencies would increase the fair value of these contracts by $179.5 million and decrease the fair value of these contracts by $182.2 million, respectively, the majority of which relates to the cross-currency interest rate swap contracts.
See Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K for information regarding the accounting treatment of our foreign currency forward exchange contracts and cross-currency interest rate swap contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data required by this Item are included herein, commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management’s assessment of disclosure controls and procedures excluded consideration of the VI Business’ internal control over financial reporting. The VI Business was acquired during the third quarter of 2025, and the exclusion is consistent with guidance provided by the staff of the Securities and Exchange Commission that an assessment of a business acquired during the fiscal year for which management is reporting on internal control over financial reporting may be omitted from management's report for up to one year from the date of acquisition, subject to specified conditions. The VI Business’ total assets represented 5% of our consolidated total assets as of December 31, 2025; and our net revenues from the VI Business for the year ended December 31, 2025, represented 10% of our consolidated net revenues for the year ended December 31, 2025.
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
In the fourth quarter of 2025, we announced our Strategic Divestitures, which include agreements to sell our Acute Care, Interventional Urology and OEM businesses. These transactions represent a single plan to exit certain product categories that, in aggregate, meet the criteria for classification as discontinued operations and held for sale as of December 31, 2025. In connection with this plan, we implemented financial reporting controls, which were evaluated as part of our annual assessment of internal control over financial reporting as of December 31, 2025.
In the fourth quarter of 2025, we implemented a new warehouse management system at our North America Distribution Center. This implementation resulted in updates to certain business processes and system interfaces that support our financial reporting activities. In connection with these changes, we modified related internal controls over financial reporting. We will continue to monitor and refine key control activities to align with the updated business processes and system capabilities.
There were no other changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for the quarter.

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2025, none of our directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.
Special Restricted Stock Unit Awards
On February 23, 2026, the Compensation Committee (the "Committee") of our Board of Directors approved special restricted stock unit awards (the “RSU Awards”) for certain of our senior executives, including John R. Deren, our Executive Vice President and Chief Financial Officer, Daniel V. Logue, our Corporate Vice President, General Counsel and Secretary and James P. Winters, our Corporate Vice President, Manufacturing and Global Supply Chain. The Committee determined to grant the RSU Awards to enhance retention and further incentivize certain members of our senior leadership team to continue to drive the long-term success of our company during the previously announced Chief Executive Officer transition. The RSU Awards will be granted on the third business day after the release of our financial results for the year ended December 31, 2025 (the "Grant Date") and will have a grant date value of $1,035,000 for Mr. Winters, $975,000 for Mr. Deren and $700,000 for Mr. Logue. Fifty percent of the RSU Awards will vest on each of the 12- and 18-month anniversaries of the Grant Date, subject to continued employment through such vesting dates. In the event of an involuntary not for cause termination or a termination as a result of death or disability, vesting for the RSU Awards will accelerate in full. In the event of any other termination, including retirement, voluntary termination and termination “for cause,” the RSU Awards will be forfeited. The RSU Awards will be awarded under, and are subject to the terms and conditions of, our 2023 Stock Incentive Plan.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
On January 8, 2026, we announced the departure of our Chairman, President and Chief Executive Officer, Liam J. Kelly, and the appointment of Stuart A. Randle as Interim President and Chief Executive Officer and Stephen K. Klasko, M.D., as Chairman of the Board.
For the information required by this Item 10 with respect to our Executive Officers, see Part I, Item 1. of this report. For the other information required by this Item 10, see “Election Of Directors,” “Nominees for Election to the Board of Directors,” “Corporate Governance” (including disclosure regarding our Insider Trading Policy, which is filed as Exhibit 19 hereto) and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Proxy Statement for our 2026 Annual Meeting, which information is incorporated herein by reference. The Proxy Statement for our 2026 Annual Meeting will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
For the information required by this Item 11, see “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation” in the Proxy Statement for our 2026 Annual Meeting, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For the information required by this Item 12 with respect to beneficial ownership of our common stock, see “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2026 Annual Meeting, which information is incorporated herein by reference.
The following table sets forth certain information as of December 31, 2025 regarding our equity plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (2)
	(A)	(B)	(C)
Equity compensation plans approved by security holders	1,256,440	$241.49	3,234,903
(1) The number of securities in column (A) excludes: (i) 309,660 restricted stock units and (ii) 148,807 shares of common stock underlying performance stock units if maximum performance levels are achieved; the actual number of shares, if any, to be issued with respect to the performance stock units will be based on performance with respect to specified financial and relative stock price measures. Restricted stock units and performance stock units have no exercise price.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For the information required by this Item 13, see “Certain Transactions” and “Corporate Governance” in the Proxy Statement for our 2026 Annual Meeting, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
For the information required by this Item 14, see “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Procedures” in the Proxy Statement for our 2026 Annual Meeting, which information is incorporated herein by reference.

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

Exhibit No.		Description
#*2.1	—	Equity Purchase Agreement, dated December 9, 2025, by and between the Company and Lotus US Bidco Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on December 9, 2025).
#*2.2	—
Equity Purchase Agreement, dated December 9, 2025, by and between the Company, Intersurgical Limited, Intersurgical AG, Intersurgical Inc., Engineered Medical Systems Inc. and Pulmodyne Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on December 9, 2025).

*3.1	—	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 11, 2023).
*3.2	—	Fourth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on May 15, 2025).
*4.1.1	—
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

*4.1.5	—
Ninth Supplemental Indenture, dated November 7, 2022, by and among Standard Bariatrics, Inc., Traverse Vascular, Inc., the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association) (incorporated by reference to Exhibit 4.1.5 to the Company's Form 10-K filed on February 23, 2023).

4.1.6	—
Tenth Supplemental Indenture, dated January 30, 2024, by and among Teleflex Medical Devices LLC, the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association).

4.1.7	—
Eleventh Supplemental Indenture, dated March 8, 2024, by and among Teleflex Life Sciences II LLC, the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association).

4.1.8	—	Twelfth Supplemental Indenture, dated January 31, 2025, by and among Teleflex Logistics LLC, the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association).
4.1.9	—
Thirteenth Supplemental Indenture, dated November 7, 2025, by and among Zeus Buyer, L.P., Z-Medica Acquisition, Inc.,, the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association).

4.1.10	—	Fourteenth Supplemental Indenture, dated February 6, 2026, by and among EPIC MedTec OEM LLC, the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association).
*4.1.11	—	Form of 4.625% Senior Note due 2027 (included in Exhibit 4.1.2).
*4.2.1	—
Indenture, dated May 27, 2020, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 27, 2020).

Exhibit No.		Description
*4.2.2	—
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

4.2.4	—
Third Supplemental Indenture, dated January 30, 2024, by and among Teleflex Medical Devices LLC, the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association).

4.2.5	—
Fourth Supplemental Indenture, dated March 8, 2024, by and among Teleflex Life Sciences II LLC, the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association).

4.2.6	—	Fifth Supplemental Indenture, dated January 31, 2025, by and among Teleflex Logistics LLC, the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association).
4.2.7	—
Sixth Supplemental Indenture, dated November 7, 2025, by and among Zeus Buyer, L.P., Z-Medica Acquisition, Inc.,, the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association).

4.2.8	—	Seventh Supplemental Indenture, dated February 6, 2026, by and among EPIC MedTec OEM LLC, the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association).
*4.2.9	—	Form of 4.25% Senior Note due 2028 (included in Exhibit 4.2.1).
*4.3	—	Description of Company securities registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Company's Form 10-K filed on February 23, 2024).
^*10.1	—
Teleflex Incorporated Retirement Income Plan (formerly known as the Teleflex Incorporated Salaried Employees’ Pension Plan), as amended and restated effective August 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K filed on February 23, 2023).

^*10.2.1	—	Teleflex Incorporated Directors' Deferred Compensation Plan, dated November 22, 2019 (incorporated by reference to Exhibit 10.2.1 to the Company’s Form 10-K filed on February 21, 2020).
^*10.2.2	—	Teleflex Incorporated Deferred Compensation Plan, dated November 22, 2019 (incorporated by reference to Exhibit 10.2.2 to the Company’s Form 10-K filed on February 21, 2020).
^*10.3.1	—	Amended and Restated Teleflex 401(k) Savings Plan, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.3.1 to the Company’s Form 10-K filed on March 1, 2022).
^*10.3.2	—	First Amendment to Teleflex 401(k) Savings Plan, dated April 1, 2021 (incorporated by reference to Exhibit 10.3.2 to the Company’s Form 10-K filed on March 1, 2022).
^*10.3.3	—	Second Amendment to Teleflex 401(k) Savings Plan, dated November 7, 2022 (incorporated by reference to Exhibit 10.3.3 to the Company's Form 10-K filed on February 23, 2023).
^*10.3.4	—	Third Amendment to the Teleflex 401(k) Savings Plan, dated December 4, 2024 (incorporated by reference to Exhibit 10.3.4 to the Company's Form 10-K filed on February 28, 2025).
^10.3.5	—	Fourth Amendment to the Teleflex 401(k) Savings Plan, dated December 18, 2025.
^*10.4.1	—	2008 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders filed on March 21, 2008).
^*10.4.2	—	Amendment, dated March 28, 2012, to 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 1, 2012).
^*10.5	—
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

^*10.7	—	Executive Change In Control Agreement, dated March 31, 2017, between the Company and Liam Kelly (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 4, 2017).
^*10.8	—	Senior Executive Officer Severance Agreement, dated March 31, 2017, between the Company and Liam Kelly (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 4, 2017).

Exhibit No.		Description
^*10.9	—
Senior Executive Officer Severance Agreement, dated February 17, 2016, between the Company and Cameron P. Hicks (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K filed on February 25, 2016).

^*10.10	—
Executive Change In Control Agreement, dated February 17, 2016, between the Company and Cameron P. Hicks (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K filed on February 25, 2016).

^*10.11	—	Contract of Employment, dated March 24, 2020, by and between the Company and James Winters (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on April 30, 2020).
^*10.12	—
Senior Executive Officer Severance Agreement, dated March 24, 2020, between the Company and James Winters (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on April 30, 2020).

^*10.13	—	Executive Change In Control Agreement, dated March 24, 2020, between the Company and James Winters (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on April 30, 2020).
^*10.14	—
Senior Executive Officer Severance Agreement, dated January 1, 2021, between the Company and Daniel V. Logue (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K filed on February 25, 2021).

^*10.15	—
Executive Change In Control Agreement, dated January 1, 2021, between the Company and Daniel V. Logue (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K filed on February 25, 2021).

^*10.16	—	Senior Executive Officer Severance Agreement, dated February 25, 2021, between the Company and Jay White (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on April 29, 2021).
^*10.17	—	Senior Executive Officer Severance Agreement, dated April 2, 2025, between the Company and John R. Deren (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 1, 2025).
^*10.18	—	Executive Change in Control Agreement, dated April 2, 2025, between the Company and John R. Deren (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on May 1, 2025).
^*10.19	—	Consulting Agreement, dated March 6, 2025, between the Company and Thomas Powell (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on May 1, 2025).
*10.20	—
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

*10.21	—
Amendment No. 1 to Credit Agreement, dated as of February 24, 2025, among the Company, each subsidiary of the Company party thereto, each lender party thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on February 27, 2025).

*10.22	—
Amendment No. 2 to Credit Agreement, dated as of June 24, 2025, among the Company, each subsidiary of the Company party thereto, each lender party thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on June 30, 2025).

^*10.23	—
Teleflex Incorporated 2023 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's definitive Proxy Statement for the 2023 Annual Meeting of Stockholders filed on March 31, 2023).

^*10.24	—	Form of Stock Option Agreement under the Company’s 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company's Form 10-K filed on February 23, 2024).
^*10.25	—	Form of Restricted Stock Unit Agreement under the Company’s 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K filed on February 23, 2024).
^*10.26	—	Form of Performance Stock Unit Agreement under the Company’s 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K filed on February 23, 2024).
*19	—	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company's Form 10-K filed on February 28, 2025).

Exhibit No.		Description
21	—	Subsidiaries of the Company.
22	—	List of subsidiary guarantors and guaranteed securities.
23	—	Consent of Independent Registered Public Accounting Firm.
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act.
32.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act.
^*97	—
Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards of the New York Stock Exchange (incorporated by reference to Exhibit 97 to the Company's Form 10-K filed on February 23, 2024).

101.1	—
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2025, December 31, 2024 and December 31, 2023; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, December 31, 2024 and December 31, 2023; (iii) the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, December 31, 2024 and December 31, 2023; (v) the Consolidated Statements of Changes in Equity for the years ended December 31, 2025, December 31, 2024 and December 31, 2023; and (vi) Notes to Consolidated Financial Statements.

104.1	—	The cover page of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in inline XBRL (included in Exhibit 101.1).
_____________________________________________________
*    Previously filed with the Securities and Exchange Commission as part of the filing indicated and incorporated herein by reference.
^    Indicates management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.
#    The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

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

TELEFLEX INCORPORATED

By:	/s/ Stuart A. Randle
Stuart A. Randle
Interim President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated below.

By:	/s/ Stuart A. Randle	By:	/s/ John R. Deren
	Stuart A. Randle		John R. Deren
	Interim President, Chief Executive Officer and Director		Executive Vice President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

By:	/s/ Dr. Stephen K. Klasko	By:	/s/ Candace H. Duncan
	Dr. Stephen K. Klasko Chairman and Director		Candace H. Duncan Director
By:	/s/ Andrew A. Krakauer	By:	/s/ Gretchen R. Haggerty
	Andrew A. Krakauer Director		Gretchen R. Haggerty Director
By:	/s/ Neena M. Patil	By:	/s/ John C. Heinmiller
	Neena M. Patil Director		John C. Heinmiller Director
		By:	/s/ Jaewon Ryu
Dr. Jaewon Ryu Director

Dated: February 27, 2026

TELEFLEX INCORPORATED

FINANCIAL STATEMENT SCHEDULE

Page
Schedule II Valuation and qualifying accounts as of and for the years ended December 31, 2025, 2024 and 2023	57

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.
The Company acquired substantially all of the Vascular Intervention business of BIOTRONIK SE & Co. KG (the “VI Business”) on June 30, 2025. Management has excluded the VI Business from its assessment of internal control over financial reporting as of December 31, 2025. Net revenues attributable to the VI Business for the period from the acquisition date through December 31, 2025, represented approximately 10% of our consolidated net revenues for the year ended December 31, 2025. Total assets of the VI Business at December 31, 2025 represented approximately 5% of our consolidated total assets as of December 31, 2025.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Stuart A. Randle	/s/ John R. Deren
Stuart A. Randle Interim President and Chief Executive Officer	John R. Deren Executive Vice President and Chief Financial Officer
February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Teleflex Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Teleflex Incorporated and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the Vascular Intervention business of BIOTRONIK SE & Co. KG (the “VI Business”) from its assessment of internal control over financial reporting as of December 31,2025 because it was acquired by the Company in a purchase business combination during 2025. We have also excluded the VI Business from our audit of internal control over financial reporting. The VI Business is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 5% and 10%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

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

Acquisition of the VI Business – Valuation of Customer Relationships and Intellectual Property
As described in Note 4 to the consolidated financial statements, in the third quarter of 2025, the Company completed the acquisition of substantially all of the VI Business for a net initial cash payment of $825.2 million. Of the acquired intangible assets, $177.0 million of customer relationships and $207.4 million of intellectual property were recorded. The fair value of the acquired customer relationship assets was determined by management using the multi-period excess earnings method and the intellectual property assets were valued by management using the relief from royalty method. Management’s cash flow projections for the intangible assets acquired included significant judgments and assumptions relating to revenue growth rates, the projected operating margins, discount rate, and customer attrition rate for customer relationships and discount rate and royalty rate for intellectual property.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships and intellectual property acquired in the acquisition of the VI Business is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships and intellectual property acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, the projected operating margins, discount rate, and customer attrition rate for customer relationships and the discount rate for intellectual property; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships and intellectual property acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships and intellectual property acquired; (iii) evaluating the appropriateness of the multi-period excess earnings and relief from royalty methods used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings and relief from royalty methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, the projected operating margins, discount rate, and customer attrition rate for customer relationships and the discount rate for intellectual property. Evaluating management’s assumptions related to revenue growth rates and the projected operating margins involved considering (i) the current and past performance of the VI Business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings and relief from royalty methods and (ii) the reasonableness of the discount rate and customer attrition rate assumptions.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 27, 2026

We have served as the Company’s auditor since 1962.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2025	2024	2023
	(Dollars and shares in thousands, except per share)
Net revenues	$1,992,713	$1,699,546	$1,712,441
Cost of goods sold	871,959	662,159	672,329
Gross profit	1,120,754	1,037,387	1,040,112
Selling, general and administrative expenses	720,169	674,520	622,740
Research and development expenses	144,781	109,021	113,627
Pension settlement charge	—	132,732	45,244
Restructuring charges, separation costs and impairment charges	137,431	17,463	4,224
Gain on sale of assets and business	—	—	(4,448)
Income from continuing operations before interest and taxes	118,373	103,651	258,725
Interest expense	100,223	83,513	85,014
Interest income	(6,403)	(6,152)	(11,679)
Income from continuing operations before taxes	24,553	26,290	185,390
(Benefit) taxes on income from continuing operations	(33,977)	(30,901)	41,873
Income from continuing operations	58,530	57,191	143,517
Operating (loss) income from discontinued operations	(1,097,174)	48,555	247,014
(Benefit) taxes on operating loss from discontinued operations	(133,004)	36,071	34,203
(Loss) income from discontinued operations	(964,170)	12,484	212,811
Net (loss) income	$(905,640)	$69,675	$356,328
Earnings per share:
Basic:
Income from continuing operations	$1.31	$1.22	$3.05
(Loss) income from discontinued operations	(21.61)	0.27	4.53
Net (loss) income	$(20.30)	$1.49	$7.58
Diluted:
Income from continuing operations	$1.31	$1.21	$3.03
(Loss) income from discontinued operations	(21.56)	0.27	4.50
Net (loss) income	$(20.25)	$1.48	$7.53
Weighted average shares outstanding:
Basic	44,622	46,837	46,981
Diluted	44,724	47,094	47,304
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Net (loss) income	$(905,640)	$69,675	$356,328
Other comprehensive income (loss), net of tax:
Foreign currency:
Foreign currency translation adjustments, net of tax of $19,297, $(8,419) and $7,182, respectively	75,176	(92,594)	44,902
Foreign currency translation, net of tax	75,176	(92,594)	44,902
Pension and other postretirement benefits plans:
Prior service cost recognized in net periodic cost, net of tax of $357, $449 and $233, respectively	(1,193)	(1,518)	(775)
Unamortized gain (loss) arising during the period, net of tax of $(1,016), $(3,073) and $(2,284), respectively	4,082	10,232	7,922
Plan settlement charge, net of tax of $0, $(58,065) and $(10,352), respectively	—	80,074	34,892
Net loss recognized in net periodic cost, net of tax of $5, $(286) and $(1,844), respectively	(56)	866	6,145
Foreign currency translation, net of tax of $234, $(87) and $145, respectively	(664)	233	(434)
Pension and other postretirement benefits plans adjustment, net of tax	2,169	89,887	47,750
Derivatives qualifying as hedges:
Unrealized gain on derivatives arising during the period, net of tax $160, $(454) and $123, respectively	(2,362)	1,977	8,314
Reclassification adjustment on derivatives included in net income, net of tax of $124, $92 and $385, respectively	2,218	(1,534)	(11,849)
Derivatives qualifying as hedges, net of tax	(144)	443	(3,535)
Other comprehensive income (loss), net of tax	77,201	(2,264)	89,117
Comprehensive (loss) income	$(828,439)	$67,411	$445,445

The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(Dollars and shares in thousands, except per share)
ASSETS
Current assets
Cash and cash equivalents	$378,564	$247,852
Accounts receivable, net	345,583	226,733
Inventories	404,395	306,766
Prepaid expenses and other current assets	150,678	101,788
Prepaid taxes	19,566	3,457
Current assets of discontinued operations	639,552	584,528
Total current assets	1,938,338	1,471,124
Property, plant and equipment, net	498,281	308,461
Operating lease assets	91,817	95,714
Goodwill	2,305,050	1,992,178
Intangibles assets, net	1,524,150	1,348,420
Deferred tax assets	12,593	9,285
Other assets	112,984	100,745
Non-current assets of discontinued operations	464,026	1,771,987
Total assets	$6,947,239	$7,097,914
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$100,000	$100,000
Accounts payable	130,201	97,858
Accrued expenses	117,350	107,979
Payroll and benefit-related liabilities	124,769	101,691
Accrued interest	5,404	5,338
Income taxes payable	18,787	41,163
Other current liabilities	137,195	59,049
Current liabilities of discontinued operations	128,320	136,282
Total current liabilities	762,026	649,360
Long-term borrowings	2,541,449	1,555,871
Deferred tax liabilities	183,749	295,455
Noncurrent liability for uncertain tax positions	3,536	1,831
Noncurrent operating lease liabilities	84,210	87,958
Other liabilities	194,532	118,436
Non-current liabilities of discontinued operations	52,969	110,863
Total liabilities	3,822,471	2,819,774
Commitments and contingencies
Shareholders’ equity
Common shares, $1 par value Issued: 2025 — 48,197 shares; 2024 — 48,046 shares	48,197	48,096
Additional paid-in capital	815,813	781,184
Retained earnings	3,149,760	4,115,870
Accumulated other comprehensive loss	(239,468)	(316,669)
	3,774,302	4,628,481
Less: Treasury stock, at cost	649,534	350,341
Total shareholders' equity	3,124,768	4,278,140
Total liabilities and shareholders' equity	$6,947,239	$7,097,914
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net (loss) income	$(905,640)	$69,675	$356,328
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	964,170	(12,484)	(212,811)
Depreciation expense	56,082	52,754	45,488
Intangible asset amortization expense	121,656	108,780	102,617
Deferred financing costs and debt discount amortization expense	4,675	3,415	3,400
Gain on non-designated foreign currency forward contracts	(82,636)	—	—
Pension settlement charge	—	132,732	45,244
Changes in contingent consideration	16,446	10,027	(27,243)
Asset impairments	108,117	7,834	—
Stock-based compensation	25,695	25,960	27,301
Gain on sale of assets and business	—	—	(4,448)
Deferred income taxes, net	(100,967)	(113,207)	(7,921)
Payments for contingent consideration	—	—	(289)
Interest benefit on swaps designated as net investment hedges	(22,220)	(17,410)	(18,814)
Other	(7,608)	13,525	704
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(85,533)	(3,603)	(4,377)
Inventories	84,041	6,746	(56,439)
Prepaid expenses and other assets	(35,585)	41,906	(5,022)
Accounts payable, accrued expenses and other liabilities	(8,284)	2,346	(18,927)
Income taxes	(35,727)	(27,114)	(18,653)
Net cash provided by operating activities from continuing operations	96,682	301,882	206,138
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(95,236)	(90,437)	(46,421)
Payments for businesses and intangibles acquired, net of cash acquired	(831,857)	(120)	(450)
Proceeds on non-designated balance sheet hedges	82,203	—	—
Proceeds from sales of business and assets	6,712	—	15,000
Insurance settlement proceeds	9,447	—
Net interest proceeds on swaps designated as net investment hedges	21,078	27,196	63,134
Proceeds from sales of investments	—	7,300	7,300
Purchase of investments	(5,000)	(7,300)	(11,300)
Net cash (used in) provided by investing activities from continuing operations	(812,653)	(63,361)	27,263
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	1,140,000	130,000	646,000
Reduction in borrowings	(153,000)	(291,500)	(544,750)
Debt extinguishment, issuance and amendment fees	(4,961)	—	—
Repurchase of common stock	(300,000)	(200,000)	—
Net proceeds from share based compensation plans and the related tax impacts	7,167	3,352	5,190
Payments for contingent consideration	(15,505)	(236)	(4,004)
Dividends paid	(60,268)	(63,541)	(63,896)
Excise tax paid on repurchase of common stock	(1,894)	—	—
Net cash provided by (used in) financing activities from continuing operations	611,539	(421,925)	38,540
Cash flows from discontinued operations:
Net cash provided by operating activities	243,995	333,856	304,500
Net cash used in investing activities	(36,538)	(35,997)	(648,491)
Net cash provided by (used in) discontinued operations	207,457	297,859	(343,991)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	23,174	(9,654)	2,864
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	126,199	104,801	(69,186)
Cash, cash equivalents and restricted cash equivalents at the beginning of the year	327,649	222,848	292,034
Less: Cash, cash equivalents and restricted cash of discontinued operations	$(51,168)	$(42,335)	$(30,116)
Cash, cash equivalents and restricted cash equivalents at the end of the year	$402,680	$285,314	$192,732
The accompanying notes are an integral part of the consolidated financial statements.

TELEFLEX INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Shareholders' Equity
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share amounts)
Balance at December 31, 2022	47,957	$47,957	$715,118	$3,817,304	$(403,522)	1,032	$(154,889)	$4,021,968
Net income				356,328				356,328
Dividends ($1.36 per share)				(63,896)				(63,896)
Other comprehensive loss					89,117			89,117
Shares issued under compensation plans	89	89	34,270			(21)	2,787	37,146
Deferred compensation			324			(5)	1	325
Balance at December 31, 2023	48,046	48,046	749,712	4,109,736	(314,405)	1,006	(152,101)	4,440,988
Net income				69,675				69,675
Dividends ($1.36 per share)				(63,541)				(63,541)
Other comprehensive income					(2,264)			(2,264)
Shares issued under compensation plans	50	50	30,583			(29)	3,396	34,029
Repurchase of common stock	—	—	540			850	(202,435)	(201,895)
Deferred compensation			349			(5)	799	1,148
Balance at December 31, 2024	48,096	48,096	781,184	4,115,870	(316,669)	1,822	(350,341)	4,278,140
Net loss				(905,640)				(905,640)
Dividends ($1.36 per share)				(60,470)				(60,470)
Other comprehensive loss					77,201			77,201
Shares issued under compensation plans	101	101	28,767			(38)	8,307	37,175
Repurchase of common stock	—	—	4,450			2,218	(307,494)	(303,044)
Deferred compensation			1,412			—	(6)	1,406
Balance at December 31, 2025	48,197	$48,197	$815,813	$3,149,760	$(239,468)	4,002	$(649,534)	$3,124,768

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
For the periods ending prior to December 31, 2025, our fiscal calendar consisted of a modified 5-4-4 calendar, reflecting a fiscal year ending on December 31. Beginning on January 1, 2026, we transitioned to a calendar-based month fiscal calendar. This change will be applied prospectively and will not affect 2025 as the year end reporting date remains unchanged. While the change will impact year-over-year comparability for fiscal quarters, we do not expect the effect to be significant to require adjustments to prior operating results. We believe this transition offers significant benefits, including improved alignment with peer companies and enhanced quarter-over-quarter comparability on a forward-looking basis.
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
Accounts receivable: Accounts receivable represent amounts due from customers related to the sale of products and provision of services. Our allowance for credit losses is maintained for trade accounts receivable based on the expected collectability of accounts receivable and losses expected to be incurred over the life of our receivables. Considerations to determine credit losses include our historical collection experience, the length of time an account is outstanding, the financial position of the customer, information provided by credit rating services, as well as the consideration of events or circumstances indicating historic collection rates may not be indicative of future collectability. The allowance for credit losses as of December 31, 2025 and December 31, 2024 was $4.0 million and $4.7 million, respectively. The current portion of the allowance for credit losses, which was $2.6 million and $3.3 million as of December 31, 2025 and December 31, 2024, respectively, was recognized as a reduction of accounts receivable, net.
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
In performing the goodwill impairment test, we may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, and entity specific factors such as strategies and financial performance. If, after completing the qualitative assessment, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative impairment test, described below. Alternatively, we may elect to bypass the qualitative assessment and perform the quantitative impairment test. Under a quantitative impairment test, we compare the fair value of a reporting unit to its carrying value. If the reporting unit fair value exceeds the carrying value, there is no impairment. If the reporting unit carrying value exceeds the fair value, we recognize an impairment loss based on the amount the carrying value of the reporting unit exceeds its fair value. See Note 5 for further information regarding impairment considerations related to discontinued operations.
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
Intangible assets that do not have indefinite lives, consisting of intellectual property, customer relationships, distribution rights, certain trade names and non-competition agreements, are amortized over their estimated useful lives, which are as follows: intellectual property, 8 to 20 years; customer relationships, 10 to 27 years; distribution rights, 10 years; trade names, 15 to 30 years. The weighted average remaining amortization period with respect to our intangible assets is approximately 10 years. We periodically evaluate the reasonableness of the useful lives of these assets. In the third quarter of 2025, we recognized an impairment charge of $100.0 million related to our Titan SGS asset group, which primarily consists of intangible assets. See Note 9 for further information.
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

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Revenue recognition: We primarily generate revenue from the sale of medical devices including single use disposable devices and, to a lesser extent, reusable devices, instruments and capital equipment. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when our products are shipped from the manufacturing or distribution facility. We market and sell products through our direct sales force and distributors to hospitals and healthcare providers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. Payment is generally due 30 days from the date of invoice.
We have made the following revenue accounting policy elections and elected to use certain practical expedients: (1) we account for amounts collected from customers for sales and other taxes, net of related amounts remitted to tax authorities; (2) we do not adjust the promised amount of consideration for the effects of a significant financing component because, at contract inception, we expect the period between the time when we transfer a promised good or service to the customer and the time when the customer pays for that good or service will be one year or less; (3) we expense costs to obtain a contract as they are incurred if the expected period of benefit, and therefore the amortization period, is one year or less; (4) we account for shipping and handling activities that occur after control transfers to the customer as a fulfillment cost rather than an additional promised service; and (5) we classify shipping and handling costs within cost of goods sold.
The amount of consideration we receive and revenue we recognize varies as a result of changes in customer sales incentives, including discounts and rebates, and returns offered to customers. The estimate of revenue is adjusted upon the earlier of the following events: (i) the most likely amount of consideration expected to be received changes or (ii) the consideration becomes fixed. Our policy is to accept returns only in cases in which the product is defective and covered under our standard warranty provisions. When we give customers the right to return products, we estimate the expected returns based on an analysis of historical experience. The liability for returns and allowances, which includes liabilities established related to the Italian payback matter discussed in Note 17, was $23.8 million and $39.4 million as of December 31, 2025 and 2024, respectively. In estimating customer rebates, we consider the lag time between the point of sale and the payment of the customer’s rebate claim, customer-specific trend analyses, contractual commitments, including stated rebate rates, historical experience with respect to specific customers (as we have a history of providing similar rebates on similar products to similar customers) and other relevant information. The reserve for customer incentive programs, including customer rebates, was $11.2 million and $11.5 million at December 31, 2025 and 2024, respectively. We expect the amounts subject to the reserve as of December 31, 2025 to be paid within 90 days subsequent to period-end.
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
Discontinued operations: On December 9, 2025, we entered into separate definitive agreements to sell our Acute Care, Interventional Urology businesses and our OEM business (collectively referred to as the "Strategic Divestitures"). The Strategic Divestitures represent a single plan to exit certain product categories that, in aggregate, meet accounting requirements to be classified as discontinued operations and held for sale as of December 31, 2025. In accordance with GAAP, the financial position and results of operations of both businesses are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. With the exception of Note 5, the Notes to the Consolidated Financial Statements reflect the continuing operations of Teleflex. See Note 5 for additional information regarding discontinued operations.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the OEM (Original Equipment Manufacturer and Development Services) product category, most revenue is recognized over time, using the units produced output method, because OEM generates revenue from the sale of custom products that have no alternative use and we have an enforceable right to payment to the extent that performance has been completed.
Note 2 — Recently issued accounting standards
In December 2023, the FASB issued new guidance designed to improve income tax disclosure requirements, primarily through increased disaggregation disclosures within the effective tax rate reconciliation as well as enhanced disclosures on income taxes paid. We adopted the new standard for the fiscal year ended December 31, 2025 using a prospective transition approach. Additional information and disclosures required by the new guidance are provided in Note 16.
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

Note 3 - Net Revenues
The following table disaggregates revenue by global product category for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Vascular (1)	$917,731	$903,512	$841,114
Interventional (1)	647,792	397,340	407,251
Surgical	418,155	404,869	388,325
Other (2)	9,035	(6,175)	75,751
Net revenues (3)	$1,992,713	$1,699,546	$1,712,441
(1) During the fourth quarter of 2025, and in conjunction with the Strategic Divestitures classified as discontinued operations, we are combining the portion of our historically presented Anesthesia product category that is not part of the disposal group with our Vascular product category. In addition, we made certain immaterial reclassifications between our Interventional and Vascular product categories. Prior period net revenues have been recast to conform to the new presentation.
(2) Includes adjustments in our reserves related to the Italian payback measure pertaining to prior years (see Note 17 for additional information) and revenues generated under the manufacturing and supply transition agreement related to our Respiratory business divestiture that ended in 2023.
(3) The product categories listed above are presented on a global basis, as each of our reportable segments is defined based on the geographic location of its operations.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —Acquisitions
BIOTRONIK Vascular Intervention acquisition
In the third quarter of 2025, we completed the acquisition of substantially all of the Vascular Intervention business of BIOTRONIK SE & Co. KG (the "VI Business"). The acquisition adds a broad suite of coronary and peripheral medical devices, such as drug-coated balloons, stents, and balloon catheters, which complements our interventional product portfolio. Under the terms of the acquisition agreement, we acquired the VI Business for a net initial cash payment of €704.3 million, or $825.2 million, subject to certain working capital and other customary adjustments. The initial payment, along with transaction-related costs and other associated requirements, was financed through $700 million of borrowings under a delayed draw term loan facility as well as $140 million of borrowings under our revolving credit facility.
In connection with the acquisition, we also entered into several ancillary agreements with BIOTRONIK SE & Co. KG to help facilitate business continuity and the integration of the business. These agreements primarily relate to transition support and distribution services and have varying durations extending up to 36 months. We account for these services separately from the business combination, as they were negotiated primarily to benefit Teleflex and do not represent part of the consideration transferred for the acquisition. The operating results associated with these agreements are included in selling, general and administrative expenses.
The following table presents the fair value of the assets acquired and liabilities assumed with the acquisition of the VI Business:

Assets
Accounts receivable	$29,338
Inventories	158,838
Prepaid expenses and other current assets	5,224
Total current assets	193,400
Property, plant and equipment	142,116
Operating lease assets	11,826
Intangible assets	384,416
Goodwill	259,108
Deferred tax assets	613
Other assets	3,289
Total assets	994,768
Liabilities
Accounts payable	18,799
Accrued expenses	6,955
Payroll and benefit-related liabilities	23,229
Other current liabilities	4,522
Total current liabilities	53,505
Deferred tax liabilities	88,363
Pension and postretirement benefit liabilities	13,216
Noncurrent liability for uncertain tax positions	3,086
Noncurrent operating lease liabilities	8,908
Other liabilities	2,533
Total liabilities	169,611
Net assets acquired	$825,157

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the fair values and useful lives of the components of identifiable intangible assets acquired as of the date of the acquisition of the VI Business:

	Fair value	Useful life (years)
Intellectual property	$207,444	8
Customer relationships	176,972	10
The fair value of the acquired customer relationship assets was determined using the multi-period excess earnings method. The intellectual property assets were valued using the relief from royalty method. The cash flow projections for the intangible assets acquired included significant judgments and assumptions relating to revenue growth rates, the projected operating margins, discount rate, and customer attrition rate for customer relationships and discount rate and royalty rate for intellectual property.
The goodwill resulting from the acquisition of the VI Business primarily reflects synergies currently expected to be realized from the integration of the acquired business. The tax-deductible portion of the total goodwill resulting from the acquisition amounts to $37.1 million.
We are continuing to evaluate the fair value of the acquired assets and liabilities assumed in connection with the acquisition and further adjustments may be necessary as a result of our assessment of additional information, primarily deferred tax liabilities, certain intangible assets and goodwill. Additionally, the purchase accounting remains incomplete with respect to the consideration transferred, as we have not reached an agreement on the closing statement adjustments with the seller. Adjustments during the measurement period will be recognized in the reporting period when they are settled.
For the year ended December 31, 2025, we incurred acquisition-related costs associated with the acquisition of the VI Business of $16.5 million, which were recognized in selling, general and administrative expenses in the Consolidated Statement of Income.
The following unaudited pro forma combined financial information for the years ended December 31, 2025 and 2024, respectively, gives effect to the acquisition of the VI Business as if it was completed at the beginning of the previous year. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have occurred under our ownership and management.

	Year Ended December 31,
	2025	2024
	(Unaudited)
Net Revenue	$2,191,666	$2,093,331
Income (loss) from continuing operations	111,712	(61,343)
The unaudited pro forma combined financial information presented above includes the accounting effects of the acquisition of the VI Business, including, to the extent applicable, amortization related to the revaluation of inventory and depreciation associated with the step up in fair value of fixed assets, and the related tax effects. The unaudited pro forma financial information also includes non-recurring charges specifically related to the VI Business acquisition. For the year ended December 31, 2025, we recognized post-acquisition revenue and a pre-tax operating loss related to the VI Business of $202.4 million and $90.8 million, respectively. The pre-tax operating loss primarily reflects the impact of the amortization of the step-up in carrying value of inventory and intangible assets recognized in connection with the acquisition as well as acquisition-related costs.

Note 5 — Discontinued operations
In February 2025, we announced our intention to undertake a strategic transformation of the organization. In accordance with this strategy, on December 9, 2025, we announced that we had entered into definitive agreements to sell our Acute Care and Interventional Urology (also referred to as "IU") businesses to Intersurgical® Ltd and our OEM business to Montagu and Kohlberg (collectively referred to as the "Strategic Divestitures"). The combined total consideration from the Strategic Divestitures is $2.0 billion in cash, consisting of expected proceeds of approximately $1.5 billion for our OEM business and $530 million for our Acute Care and IU businesses. Both transactions, which were approved at the same time by our Board of Directors, remain subject to certain closing adjustments, customary regulatory approvals and other closing conditions and are expected to be completed in the second half of 2026.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Strategic Divestitures represent a single plan to exit certain product categories that, in aggregate, meet accounting requirements to be classified as discontinued operations and held for sale as of December 31, 2025, as the plan represents a strategic shift with a major effect on our financial results. In accordance with GAAP, the financial position and results of operations of both businesses are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. The Strategic Divestitures were historically reported within each of our operating segments.
The following table summarizes the financial results of our discontinued operations for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Net revenues	$1,304,263	$1,347,778	$1,262,048
Cost of goods sold	705,386	682,486	655,229
Gross profit	598,877	665,292	606,819
Selling, general and administrative expenses	296,732	321,384	308,735
Research and development expenses	50,756	52,651	40,724
Restructuring charges, separation costs and impairment charges	1,350,064	244,528	11,380
Interest expense	25	31	68
Interest income	(1,526)	(1,857)	(1,102)
(Loss) income from discontinued operations before income taxes	(1,097,174)	48,555	247,014
Income tax (benefit) expense	(133,004)	36,071	34,203
(Loss) income from discontinued operations	$(964,170)	$12,484	$212,811
Restructuring charges, separation costs and impairment charges

The following table summarizes the restructuring charges, separation costs and impairment charges of our discontinued operations for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
IU North America goodwill impairment charges	$403,925	$240,000	$—
Acute Care and IU goodwill impairment charge	131,979	—	—
Valuation allowance on disposal group classified as held for sale	747,069	—	—
Separation costs	67,234	—	—
Restructuring charges	(143)	4,528	11,380
Total restructuring charges, separation costs and impairment charges	$1,350,064	$244,528	$11,380

During the years ended December 31, 2025 and 2024, we recognized goodwill impairment charges within discontinued operations of $403.9 million and $240.0 million, respectively, related to our Interventional Urology North America reporting unit. The 2024 impairment was primarily driven by management's expectations of a prolonged period of subdued revenue growth for the UroLift product line, reflecting persistent end-market challenges, specifically in relation to price within the office site of service, and changes in competitive pressures. The 2025 impairment was driven by a further deterioration in market and business conditions. To estimate the fair value of the reporting unit, our impairment assessment performed in the fourth quarter of 2024 utilized a combination of the income and market approaches, whereas the assessment performed in the third quarter of 2025 primarily utilized the market approach, reflecting the availability of more relevant and current market data. The significant judgments and assumptions in determining the fair value of the reporting unit in 2024 included the revenue growth rates, market multiples, the projected operating margins and the discount rate.

In addition to the goodwill impairment charge recognized in 2025 related to our Interventional Urology North America reporting unit, in the fourth quarter of 2025, we also recognized a goodwill impairment charge within discontinued operations of $132.0 million. Upon classifying the Acute Care and IU business as held for sale, we were required to allocate goodwill to the disposal group based on relative fair value and test it for impairment. The

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment charge resulted from the estimated fair value, as indicated by the purchase price, being lower than the carrying value of the Acute Care and IU businesses within their respective reporting units.
Assets and liabilities classified as held for sale are measured at the lower of carrying value or fair value less costs to sell. As of December 31, 2025, and after our recognition of the associated goodwill impairment charges, we determined that the fair value of the Acute Care and IU businesses component of the Strategic Divestitures, including costs to sell was lower than its carrying value. Accordingly, we recorded a $747.1 million valuation allowance against the assets held for sale related to the Acute Care and IU sale based on the anticipated sale price as negotiated with the third-party buyer. The valuation allowance was recorded within Restructuring charges, separation costs and impairment charges in the summarized results of operations of discontinued operations for the year ended December 31, 2025. We expect to recognize a gain upon the completion of the sale of the OEM business.
During the year ended December 31, 2025, we recognized separation costs of $67.2 million, which primarily consisted of consulting, legal, tax and other professional advisory services associated with the Strategic Divestitures.
During the years ended December 31, 2025, 2024 and 2023, restructuring charges primarily related to a restructuring plan initiated in 2023 involving the integration of the Palette Business, workforce reductions, and other efficiency focused initiatives designed to improve operating performance.

The following table summarizes the carrying amounts of the major classes of assets and liabilities classified as discontinued operations in the consolidated balance sheets as of December 31, 2025 and 2024:

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$51,168	$42,336
Accounts receivable, net	225,326	232,762
Inventories	343,183	293,367
Prepaid expenses and other current assets	19,875	16,063
Current assets of discontinued operations	639,552	584,528
Property, plant and equipment, net	214,426	194,391
Operating lease assets	21,213	13,198
Goodwill	112,010	640,136
Intangible assets, net	832,626	920,294
Deferred tax assets	27,928	2,089
Other assets	2,893	1,879
Valuation allowance on disposal group classified as held for sale	(747,070)	—
Assets of discontinued operations	$1,103,578	$2,356,515
LIABILITIES
Accounts payable	$37,478	$43,173
Accrued expenses	29,629	35,188
Payroll and benefit-related liabilities	52,248	49,572
Other current liabilities	8,965	8,349
Current liabilities of discontinued operations	128,320	136,282
Deferred tax liabilities	31,801	95,611
Non-current operating lease liability	17,839	11,196
Other non-current liabilities	3,329	4,056
Liabilities of discontinued operations	$181,289	$247,145

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash flows attributable to discontinued operations are included in consolidated statements of cash flows. Significant non-cash operating and investing activities attributable to discontinued operations consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Depreciation expense	$25,997	$24,178	$22,656
Intangible asset amortization expense	88,819	88,889	71,357
Impairment charges	1,282,973	240,000	—
Expenditures for property, plant and equipment	35,224	35,997	45,021
Payments for businesses and intangibles acquired, net of cash acquired	1,314	—	603,470

Note 6 — Restructuring charges, separation costs and impairment charges
The components of the restructuring charges, separation costs and impairment charges recognized for the years ended December 31, 2025, 2024, and 2023 consisted of the following:

	2025
	Termination benefits	Other Costs (1)	Total
VI Business integration plan	$21,204	$13	$21,217
2024 Restructuring plan	52	26	78
2024 Footprint realignment plan	2,777	260	3,037
2023 Footprint realignment plan	98	26	124
Other restructuring programs (2)	19	16	35
Total restructuring charges	24,150	341	24,491
Asset impairment charges	—	108,117	108,117
Separation costs (3)	—	4,823	4,823
Restructuring charges, separation costs and impairment charges	$24,150	$113,281	$137,431

	2024
	Termination benefits	Other Costs (1)	Total
2024 Restructuring plan	$2,426	$8	$2,434
2024 Footprint realignment plan	7,097	5	7,102
2023 Footprint realignment plan	1,344	33	1,377
Other restructuring programs (2)	(1,348)	64	(1,284)
Total restructuring charges	9,519	110	9,629
Asset impairment charges	—	7,834	7,834
Restructuring and impairment charges	$9,519	$7,944	$17,463

	2023
	Termination benefits	Other Costs (1)	Total
2023 Restructuring plan	$3,552	$—	$3,552
2023 Footprint realignment plan	1,451	—	1,451
Other restructuring programs (2)	(914)	135	(779)
Total restructuring charges	4,089	135	4,224
Asset impairment charges	—	—	—
Restructuring and impairment charges	$4,089	$135	$4,224
(1)Includes facility closure, contract termination and other exit costs.
(2)Includes activity related to restructuring plans substantially completed in prior periods.
(3)Represents indirect expenses related to the Strategic Divestitures, including activities to prepare the businesses for divestiture and maintain continuity through the separation process.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring charges
VI Business integration plan
During the fourth quarter of 2025, we initiated the "VI Business integration plan," a restructuring plan related to the integration of the VI Business into Teleflex. The plan encompasses the realignment of the global sales force and certain administrative functions, including workforce reductions, and the relocation of certain manufacturing operations to existing lower-cost locations. These actions are expected to be substantially completed by the end of 2028. The following table provides a summary of our estimates of restructuring and restructuring related charges by major type of expense associated with the VI Business integration plan:

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
We expect all the restructuring and restructuring related charges will result in future cash outlays, of which an estimated $10 million to $13 million are expected to occur during 2026. Additionally, we expect to incur $5 million to $7 million in aggregate capital expenditures under the VI Business integration plan, which are expected to be incurred mostly between 2026 and 2027.
For the year ended December 31, 2025, we incurred $0.3 million under the VI Business integration plan in restructuring related charges, most of which were recognized in cost of goods sold.
2024 Restructuring plan
During the fourth quarter of 2024, we initiated the "2024 restructuring plan," a strategic restructuring plan that was aimed at optimizing operations, reducing costs and enhancing efficiencies across our business lines, and includes the relocation of select office administrative operations. The plan is substantially complete and as a result, we expect future restructuring expenses associated with the plan to be immaterial.
2024 Footprint realignment plan
During the second quarter of 2024, we initiated the "2024 Footprint realignment plan," encompassing several strategic restructuring initiatives. These initiatives primarily included the relocation of select manufacturing operations to existing lower-cost locations, the optimization of specific product portfolios through targeted rationalization efforts, the relocation of certain integral product development and manufacturing support functions, the optimization of certain supply chain activities and related workforce reductions. The plan is substantially complete and as a result, we expect future restructuring expenses associated with the plan to be immaterial.
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

2023 Footprint realignment plan
Plan expense estimates:	(Dollars in millions)
Restructuring charges (1)	$2 million to $3 million
Restructuring related charges (2)	$7 million to $9 million
Total restructuring and restructuring related charges	$9 million to $12 million
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
For the year ended December 31, 2025, we incurred $2.7 million in restructuring related charges in connection with the 2023 Footprint realignment plan, all of which were recognized in cost of goods sold. As of December 31, 2025, we have incurred aggregate restructuring charges in connection with the 2023 Footprint realignment plan of $3.0 million. In addition, as of December 31, 2025, we have incurred aggregate restructuring related charges of $5.4 million with respect to the 2023 Footprint realignment plan, consisting of certain costs that principally resulted from the transfer of manufacturing operations to new locations.
The following table summarizes the restructuring reserve activity related to our ongoing restructuring plans:

	VI Business integration plan	2023 Footprint realignment plan
Balance at December 31, 2023	$—	$1,343
Subsequent accruals	—	1,377
Cash payments	—	(32)
Balance at December 31, 2024 (1)	—	2,688
Accruals	21,217	124
Cash payments	(554)	(427)
Foreign currency translation and other	240	—
Balance at December 31, 2025 (1)	$20,903	$2,385
(1)The restructuring reserves as of December 31, 2025 and 2024 consisted mainly of accruals related to termination benefits. Other costs (facility closure, employee relocation, equipment relocation and outplacement costs) were expensed and paid in the same period.
Strategic Divestitures restructuring plan
For information regarding subsequent event related to our initiation of the Strategic Divestitures restructuring plan, refer to Note 21.
Asset impairment charges
For the year ended December 31, 2025, we recognized an asset impairment charge of $100.0 million related to our Titan SGS asset group, as described in more detail in Note 9, and $8.1 million related to our cessation of occupancy at a certain leased facility. For the year ended December 31, 2024, we recorded impairment charges totaling $7.8 million related to a decrease in the carrying value of an equity investment and an impairment of a portion of our operating lease assets stemming from our cessation of occupancy of a specific facility.

Note 7 — Inventories
Inventories at December 31, 2025 and 2024 consist of the following:

	2025	2024
Raw materials	$90,008	$70,070
Work-in-process	54,368	37,699
Finished goods	260,019	198,997
Inventories	$404,395	$306,766

Note 8 — Property, plant and equipment
The major classes of property, plant and equipment, at cost, at December 31, 2025 and 2024 were as follows:

	2025	2024
Land, buildings and leasehold improvements	$304,413	$183,707
Machinery and equipment	309,468	243,268
Computer equipment and software	223,368	208,518
Construction in progress	131,087	82,389
	968,336	717,882
Less: Accumulated depreciation	(470,055)	(409,421)
Property, plant and equipment, net	$498,281	$308,461

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Goodwill and other intangible assets
Changes in the carrying amount of goodwill, by reportable operating segment, for the years ended December 31, 2025 and 2024 were as follows:

	Americas	EMEA	Asia	Total
Balance as of December 31, 2023
Goodwill	$1,379,885	$428,531	$216,310	$2,024,726
Translation and other adjustments	(2,971)	(19,450)	(10,127)	(32,548)
Balance as of December 31, 2024	1,376,914	409,081	206,183	1,992,178
Goodwill related to acquisitions	7,189	215,897	36,022	259,108
Translation and other adjustments	3,195	44,134	6,435	53,764
Balance as of December 31, 2025	$1,387,298	$669,112	$248,640	$2,305,050
Intangible assets at December 31, 2025 and 2024 consisted of the following:

	Gross Carrying Amount		Accumulated Amortization
	2025	2024	2025	2024
Customer relationships	$1,209,683	$1,021,684	$(549,856)	$(488,792)
In-process research and development	6,417	23,666	—	—
Intellectual property	1,272,532	1,041,824	(712,848)	(563,080)
Distribution rights	11,036	15,266	(10,939)	(15,169)
Trade names	349,814	344,646	(51,689)	(31,625)
Non-compete agreements	19,858	19,816	(19,858)	(19,816)
	$2,869,340	$2,466,902	$(1,345,190)	$(1,118,482)
As of December 31, 2025, trade names having a carrying value of $239.3 million are considered indefinite-lived. Acquired IPR&D is indefinite-lived until the completion of the related development project, at which point amortization of the carrying value of the technology will commence.
We test the recoverability of long-lived assets annually during the fourth quarter of each fiscal year in addition to periods where changes in events or circumstances indicate the carrying value of an asset may not be recoverable. During the first quarter of 2025, we identified indicators of a potential impairment related to the long-lived assets associated with our Titan SGS asset group, which primarily consists of intangible assets. The indicators of a potential impairment primarily arose from lower than expected sales of our Titan SGS product line and anticipated continuing reduced demand for bariatric surgery procedures in future periods, driven by the growing adoption of GLP-1 products. We performed a recoverability test, utilizing an updated long-term forecast reflecting higher uncertainty of revenue growth in future periods compared to previous estimates, and concluded that the undiscounted cash flows of the Titan SGS product line exceeded the carrying value of the related assets by approximately 10%. Accordingly, no impairment was recognized during the first quarter of 2025 related to the Titan SGS asset group. During the second quarter of 2025, the Titan SGS product line performed largely in line with the forecast used in the first quarter 2025 recoverability test.
During the third quarter of 2025, we identified additional indicators of a potential impairment related to the Titan SGS asset group due to lower than expected sales growth during the period and a further downward revision to sales forecasts compared to the forecast utilized in our first quarter 2025 impairment analysis. As a result, in connection with the preparation of the financial statements for the third quarter of 2025, we performed a recoverability test and as a result, we determined that the carrying value of the asset group was not fully recoverable. We subsequently recognized an impairment charge of $100.0 million, representing the amount by which the carrying value of the asset group exceeded its estimated fair value, as determined utilizing the income approach. After the recognition of the impairment charge, the remaining carrying value of the intangible assets of the Titan SGS asset group was $25.1 million as of the end of the third quarter of 2025. Despite the downward revision to sales forecasts, we continue to anticipate revenue growth from the Titan SGS asset group in future periods.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to intangible assets was $121.7 million, $108.8 million, and $102.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. The estimated annual amortization expense for each of the five succeeding years is as follows:

2026	$145,888
2027	143,931
2028	141,992
2029	133,125
2030	129,550

Note 10 — Leases
We have operating leases for various types of properties, consisting of manufacturing plants, engineering and research centers, distribution warehouses, offices and other facilities, and equipment used in operations. Some leases provide us with an option, exercisable at our sole discretion, to terminate the lease or extend the lease term for one or more years. When measuring assets and liabilities arising from a lease that provides us with an option to extend the lease term, we take into account payments to be made in the optional extension period when it is reasonably certain that we will exercise the option. Total lease cost (all of which related to operating leases) was $26.2 million, $24.1 million and $26.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Maturities of lease liabilities

December 31, 2025
2026	$24,846
2027	23,902
2028	22,010
2029	17,722
2030	11,910
2031 and thereafter	18,686
Total lease payments	119,076
Less: interest	(14,240)
Present value of lease liabilities	$104,836

Supplemental information

	December 31, 2025	December 31, 2024
Total lease liabilities (1)	$104,836	$102,569
Cash paid for amounts included in the measurement of lease liabilities within operating cash flows	$22,082	$20,489
Right of use assets obtained in exchange for operating lease obligations	$15,717	$3,028
Weighted average remaining lease term	5.5 years	6.5 years
Weighted average discount rate	4.5%	4.5%
(1) The current portion of the operating lease liability is included in other current liabilities.

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Borrowings
Our borrowings at December 31, 2025 and 2024 were as follows:

	2025	2024
Senior Credit Facility, at a rate of 5.19% at December 31, 2025 and 5.71% at December 31,2024, due 2027:
Revolving credit facility	$425,000	$113,000
Term loan facility	450,000	475,000
Delayed draw term loan	700,000	—
4.625% Senior Notes due 2027	500,000	500,000
4.25% Senior Notes due 2028	500,000	500,000
Securitization program, at a rate of 4.54% at December 31, 2025 and 5.18% at December 31, 2024	75,000	75,000
	2,650,000	1,663,000
Less: Unamortized debt issuance costs	(8,551)	(7,129)
	2,641,449	1,655,871
Current portion of borrowings	(100,000)	(100,000)
Long-term borrowings	$2,541,449	$1,555,871
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
In February 2025, we entered into an amendment to our Third Amended and Restated Credit Agreement (the “Credit Agreement”), which, among other things, (a) provides for a delayed draw term loan facility in an aggregate principal amount of $500 million, to be available to be drawn on the date on which the VI Business acquisition is consummated and (b) permits us to borrow up to $550 million under the revolving facility provided for under the Credit Agreement on a limited condition basis on the date on which the VI Business acquisition is consummated. Borrowings under the delayed draw term loan are to bear interest at a rate per annum equal to the applicable margin plus, at our option, either (1) the highest of (i) the “Prime Rate” in the U.S. last quoted by The Wall Street Journal, (ii) 0.50% above the greater of the federal funds rate and the rate comprised of both overnight federal funds and overnight euro transactions denominated in U.S. dollars and (iii) 1.00% above the Term SOFR Rate for a one-month interest period, plus an applicable margin ranging from 0.125% to 1.00%, in each case subject to adjustments based on our total net leverage ratio, or (2) a Term Secured Overnight Financing Rate (“SOFR”) rate (which includes a credit spread adjustment of 10 basis points). The applicable margin for borrowings under the delayed draw term loan range from 1.125% to 2.00% for SOFR borrowings and from 0.125% to 1.00% for base-rate borrowings, in each case, depending on, at our election, either (x) our public corporate family rating or (y) our consolidated total net leverage ratio, in each case, based on the most recently ended fiscal quarter. The obligations under the delayed draw term loan will be guaranteed and secured on the same basis as the facilities provided for under the Credit Agreement. The delayed draw term loan will not amortize and will mature on the earlier of (x) the date that is two years after the date on which such loans are funded and (y) the maturity date for the revolving facility provided for under the Credit Agreement.
On June 24, 2025, we executed a further amendment to the Credit Agreement, increasing the aggregate principal amount of the delayed term loan facility by $200 million. After giving effect to the amendment, the delayed draw term loan facility provides for an aggregate amount of delayed draw term loan commitments of $700 million. On June 30, 2025, the first day of the third fiscal quarter of 2025, we drew $700 million under the delayed draw term loan facility to fund the VI Business acquisition, inclusive of transaction-related costs and other associated requirements. For additional information regarding the acquisition of the VI Business, refer to Note 4 within the consolidated financial statements included in this report.

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
Securitization program
We have an accounts receivable securitization facility under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of Teleflex. Accordingly, the assets of the SPE are not available to satisfy the obligations of Teleflex or any of its subsidiaries. The SPE sells undivided interests in those receivables to an asset backed commercial paper conduit for consideration of up to the maximum available capacity. This facility is utilized from time to time to provide increased flexibility in funding short term working capital requirements. The agreement governing the accounts receivable securitization facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of its counterparty to terminate this facility. As of December 31, 2025, we were in compliance with the covenants, and none of the termination events had occurred. As of December 31, 2025 and 2024, we had $75.0 million (the maximum amount available) of outstanding borrowings under our accounts receivable securitization facility.
Fair value of long-term debt
To determine the fair value of our debt for which quoted prices are not available, we use a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. Our implied credit rating is a factor in determining the market interest yield curve. The following table provides the fair value of our debt as of December 31, 2025 and 2024, which is valued based on Level 2 inputs within the hierarchy used to measure fair value (see Note 13 for further information):

	December 31, 2025	December 31, 2024
Fair value of debt	$2,656,285	$1,632,020
Debt Maturities
As of December 31, 2025, the aggregate amounts of long-term debt, demand loans and debt under our securitization program that will mature during each of the next four years and thereafter were as follows:

2026	$100,000
2027	2,050,000
2028	500,000
2029	—
2030 and thereafter	—
Supplemental cash flow information

	Year Ended December 31,
	2025	2024	2023
Cash interest paid	$119,337	$98,376	$100,218

Note 12 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We typically enter into the non-designated foreign currency forward contracts for periods consistent with the currency exposures, which generally approximate one month. Concurrent with the execution of the agreement to acquire the VI Business as described in Note 4, in February 2025, we also entered into non-designated foreign currency forward contracts with an aggregate notional value of €700 million to hedge economically against the foreign currency exposure associated with the cash consideration required to complete the acquisition. Concurrent with the completion of the VI Business acquisition, on June 30, 2025, we settled these foreign currency forward contracts, which resulted in proceeds of $82.2 million. For the years

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2025 and 2024, we recognized gains of $87.0 million and $4.1 million, respectively, related to non-designated foreign currency forward contracts.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of December 31, 2025 and 2024 was $262.5 million and $270.9 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of December 31, 2025 and 2024 was $284.8 million and $168.6 million, respectively. All open foreign currency forward contracts as of December 31, 2025 have durations of 12 months or less.
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
During 2023, we executed cross-currency swap agreements with six different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate, ("the 2023 Cross-currency swap agreements"). Under the terms of the 2023 cross-currency swap agreements, we have notionally exchanged $500 million at an annual interest rate of 4.63% for €474.7 million at an annual interest rate of 3.05%. Shortly after the execution of the 2023 Cross-currency swap agreements, we entered into a zero cost foreign exchange collar contract that aligns with the notional amount and expiration date of the 2023 Cross-currency swap agreements. The combined cross-currency swaps and zero cost collar has been designated as a net investment hedge for accounting purposes. On September 30, 2025, prior to the original October 4, 2025 maturity date, we terminated the 2023 Cross-currency swap agreements and executed new cross-currency swap agreements with five financial institution counterparties. Under these new cross-currency swap agreements, which mature in March 2026, we notionally exchanged $500 million at an annual interest rate of 4.63% for €474.7 million at an annual interest rate of 2.77%. The off-market value due to foreign exchange rates will remain in accumulated other comprehensive income until the underlying net investment is sold.
The swap agreements described above require an exchange of the notional amounts upon expiration or earlier termination of the agreements. We and the counterparties have agreed to effect the exchange through a net settlement.
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI") while the accrued interest is recognized in interest expense in the statement of operations. The following table summarizes the foreign exchange gains and losses recognized within AOCI and the interest benefit recognized within interest expense related to cross currency swaps for the years ended December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Foreign exchange gains (losses)	$(90,412)	$28,387
Interest benefit	22,220	17,410

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance sheet presentation
The following table presents the locations in the consolidated balance sheets and fair value of derivative instruments as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Asset derivatives:
Designated foreign currency forward contracts	$3,563	$5,780
Non-designated foreign currency forward contracts	279	254
Cross-currency interest rate swap	26,260	15,972
Prepaid expenses and other current assets	30,102	22,006
Cross-currency interest rate swap	1,777	5,409
Other assets	1,777	5,409
Total asset derivatives	$31,879	$27,415
Liability derivatives:
Designated foreign currency forward contracts	$1,170	$3,078
Non-designated foreign currency forward contracts	624	931
Cross-currency interest rate swap	56,321	9,575
Other current liabilities	58,115	13,584
Cross-currency interest rate swap	76,139	—
Other liabilities	76,139	—
Total liability derivatives	$134,254	$13,584
See Note 14 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax.
For the years ended December 31, 2025, 2024 and 2023, there was no ineffectiveness related to our hedging derivatives.

Note 13 — Fair value measurement
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
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024:

	Basis of fair value measurement
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Investments in marketable securities	$32,830	$32,830	$—	$—
Derivative assets	31,879	—	31,879	—
Derivative liabilities	134,254	—	134,254	—
Contingent consideration liabilities	50,218	—	—	50,218

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Basis of fair value measurement
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Investments in marketable securities	$39,559	$39,559	$—	$—
Derivative assets	27,415	—	27,415	—
Derivative liabilities	13,584	—	13,584	—
Contingent consideration liabilities	49,277	—	—	49,277
There were no transfers of financial assets or liabilities into or out of Level 3 within the fair value hierarchy during the years ended December 31, 2025 or 2024.
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
Our financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration arrangements pertaining to our acquisitions. Our primary non-recurring fair value estimates, which utilize Level 3 inputs, typically include the following: business acquisitions (Note 4) and goodwill impairment testing and asset impairments (Note 5, Note 6 and Note 9).
Contingent consideration
Contingent consideration liabilities, which primarily consist of payment obligations that are contingent upon the achievement of revenue-based goals, but also can be based on other milestones such as regulatory approvals, are remeasured to fair value each reporting period using assumptions including revenue growth rates (based on internal operational budgets and long-range strategic plans), revenue volatility, discount rates, probability of payment and projected payment dates. As of December 31, 2025, the maximum amount we could be required to pay under the contingent consideration arrangements related to the 2023 Palette Life Sciences Inc. acquisition ("Palette"), which assets are included within the Strategic Divestitures, was $50.0 million.
The following table provides information regarding changes in our contingent consideration liabilities for the years ended December 31, 2025 and 2024:

	Contingent consideration
	2025	2024
Beginning balance – January 1	$49,277	$39,486
Payments	(15,505)	(236)
Revaluations and other adjustments	16,446	10,027
Ending balance – December 31 (1)	$50,218	$49,277
(1) As of December 31, 2025, the liability consisted largely of the estimated contingent consideration associated with the Palette acquisition, with payment anticipated in 2026.

Note 14 — Shareholders' equity
Our authorized capital is comprised of 200 million common shares, $1 par value, and 500,000 preference shares. No preference shares have been outstanding during the last three years.
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Our diluted earnings per share calculation follows the control number concept, using income from continuing operations as the control number to assess whether potential common stock equivalents are dilutive. Once these securities are determined to be dilutive for continuing operations, the same weighted‑average dilutive share equivalents must be included in the diluted earnings per share calculations for all

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other categories of income or loss, even when their inclusion is anti‑dilutive for those categories. The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	2025	2024	2023
Basic	44,622	46,837	46,981
Dilutive effect of share based awards	102	257	323
Diluted	44,724	47,094	47,304
Weighted average shares that were antidilutive and therefore excluded from the calculation of diluted earnings per share were 1.3 million, 0.9 million, and 0.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.
On July 30, 2024, the Board of Directors authorized a share repurchase program for up to $500 million of our common stock. On February 28, 2025, we executed an accelerated share repurchase agreement for $300 million of our common stock, representing the remainder of the share repurchase program approved by the Board of Directors in 2024. Under this agreement, 1,725,253 shares of common stock, representing 80% of the $300 million aggregate, were delivered and included in treasury stock during the three months ended March 30, 2025. The initial shares received were calculated based on a price per share of $139.11, which was the closing share price of our common stock on February 27, 2025. Final settlement under the agreement occurred on April 9, 2025, at which time we received 493,150 additional shares of common stock. The total shares received were calculated based on a price per share of $135.23, which was based on volume-weighted average prices of our common stock during the accelerated share repurchase period less a discount.
On December 9, 2025, the Board of Directors authorized a share repurchase program for up to $1 billion of our common stock. The timing, price and actual number of shares of common stock that may be repurchased under the share repurchase authorization will depend on a variety of factors, including price, market conditions and corporate and regulatory requirements. The repurchases may occur in open market transactions, transactions structured through investment banking institutions, in privately negotiated transactions, by direct purchases of common stock or a combination of the foregoing, and the timing and amount of stock repurchased will depend on market and business conditions, applicable legal and credit requirements and other corporate considerations. The authorization of the repurchase program does not constitute a binding obligation to acquire any specific amount of common stock, and the repurchase program may be suspended or discontinued at any time.
The following table provides information relating to the changes in accumulated other comprehensive income (loss), net of tax, for each of the years ended December 31, 2025 and 2024:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$1,396	$(88,049)	$(227,752)	$(314,405)
Other comprehensive income (loss) before reclassifications	1,977	10,465	(92,594)	(80,152)
Amounts reclassified from accumulated other comprehensive income	(1,534)	79,422	—	77,888
Net current-year other comprehensive income (loss)	443	89,887	(92,594)	(2,264)
Balance at December 31, 2024	1,839	1,838	(320,346)	(316,669)
Other comprehensive (loss) income before reclassifications	(2,362)	3,418	75,176	76,232
Amounts reclassified from accumulated other comprehensive income	2,218	(1,249)	—	969
Net current-year other comprehensive (loss) income	(144)	2,169	75,176	77,201
Balance at December 31, 2025	$1,695	$4,007	$(245,170)	$(239,468)
The following table provides information relating to the (gains) losses recognized in the statements of income, including the reclassifications of losses (gains) in accumulated other comprehensive (loss) income into expense/

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(income), net of tax, for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
(Gains) losses on designated foreign exchange forward contracts:
Cost of goods sold	$2,094	$(1,626)	$(12,234)
Total before tax	2,094	(1,626)	(12,234)
Tax expense	124	92	385
Net of tax	2,218	(1,534)	(11,849)
Amortization of pension and other postretirement benefits items:
Actuarial losses (1)	(61)	1,152	7,989
Prior-service credits (1)	(1,550)	(1,967)	(1,008)
Settlements (2)	—	138,139	—
Total before tax	(1,611)	137,324	6,981
Tax benefit	362	(57,902)	(1,611)
Net of tax	(1,249)	79,422	5,370
Impact on income from continuing operations, net of tax	$969	$77,888	$(6,479)
(1)These accumulated other comprehensive (loss) income components are included in the computation of net benefit cost of pension and other postretirement benefit plans.
(2)See Note 18 for additional information regarding settlement charge recognized in 2024.

Note 15 — Stock compensation plans
In May 2023, our stockholders approved the Teleflex Incorporated 2023 Stock Incentive Plan (the "Plan”), The Plan provides for several different kinds of awards, including stock options, stock appreciation rights, stock awards, stock unit awards and other stock-based awards to directors, officers and key employees. Under the Plan, the Company is authorized to issue up to 4.3 million shares of common stock, subject to adjustment in accordance with special share counting rules in the Plan. Options granted under the Plan have an exercise price equal to the closing price of the Company's common stock on the date of the grant. In 2025, we granted incentive and non-qualified options to purchase 218,937 shares of common stock and granted restricted stock units representing 165,290 shares of common stock under the Plan.
Under our equity incentive program, we issue performance share units ("PSUs") designed to further incentivize our senior management with respect to the achievement of our long term financial objectives. The PSU component of the equity incentive program is designed to provide shares of our common stock to the holder based upon our achievement of certain financial performance criteria during a designated performance period of three years. The number of shares to be awarded under the PSUs granted are subject to modification based upon our total stockholder return relative to a designated group of public companies. Assuming target performance is achieved, a total of 59,904 shares of common stock would be issuable in respect of the PSUs granted and a maximum of 148,807 shares would be issuable in respect of such PSUs upon achievement of maximum performance levels. The following table summarizes the share-based compensation activity:

	2025	2024	2023
Share-based compensation expense	$25,695	$25,960	$27,301
Total income tax benefit recognized for share-based compensation arrangements	2,153	4,387	7,026
Net excess tax (deficiency) benefit	(2,876)	(1,319)	1,460

The unrecognized compensation expense for all awards granted in 2025 as of the grant date was $32.2 million, which will be recognized over the vesting period of the awards. As of December 31, 2025, 3,234,903 shares were available for future grants under the Plan.
Option Awards
The fair value of options granted in 2025, 2024 and 2023 was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used:

TELEFLEX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2025	2024	2023
Risk-free interest rate	3.98%	4.28%	4.13%
Expected life of options	5.15 years	5.11 years	5.07 years
Expected dividend yield	1.04%	0.60%	0.57%
Expected volatility	30.74%	30.00%	31.42%
The following table summarizes the option activity during 2025:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
Outstanding, beginning of the year	1,393,754	$239.43
Granted	218,937	130.33
Exercised	(133,618)	121.19
Forfeited or expired	(222,633)	191.51
Outstanding, end of the year	1,256,440	241.49	5.3	$—
Exercisable, end of the year	895,412	$269.18	3.9	$—
The weighted average grant date fair value for options granted during 2025, 2024 and 2023 was $39.42, $70.28 and $76.46, respectively. The total intrinsic value of options exercised during 2025, 2024 and 2023 was $6.8 million, $4.7 million and $13.5 million, respectively.
We recorded $10.0 million of expense related to options during 2025, which is included in cost of goods sold, research and development expenses or selling, general and administrative expenses. As of December 31, 2025, the unamortized share-based compensation cost related to non-vested stock options, net of expected forfeitures, was $8.6 million, which is expected to be recognized over a weighted-average period of 1.5 years. Authorized but unissued shares of our common stock are issued upon the exercise of options.
Stock Awards
The fair value of PSUs granted was determined using a Monte Carlo simulation valuation model. The grant date fair value for the 2025 PSU awards was $77.22. The fair value for restricted stock units approximates the closing market price of Teleflex’s common stock on the grant date, adjusted for units that are ineligible for the accrual of dividend equivalents.
The following table summarizes the non-vested restricted stock unit activity during 2025:

	Number of Non-Vested Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of the year	228,324	$248.79
Granted	165,290	130.39
Vested	(60,446)	307.02
Forfeited	(23,508)	199.64
Outstanding, end of the year	309,660	$177.89	1.2	$37,791
We issued 165,290, 108,777 and 98,201 of non-vested restricted stock units in 2025, 2024 and 2023, respectively, the majority of which provide for vesting as to all underlying shares on the third anniversary of the grant date. The weighted average grant-date fair value for non-vested restricted stock units granted during 2025, 2024 and 2023 was $130.39, $220.18 and $235.14, respectively.
We recorded $13.1 million of expense related to stock awards during 2025, which is included in cost of goods sold, research and development expenses or selling, general and administrative expenses. As of December 31, 2025, the unamortized share-based compensation cost related to non-vested restricted stock units, net of estimated forfeitures, was $16.2 million, which is expected to be recognized over a weighted-average period of 1.9 years. We use treasury stock to provide shares of common stock in connection with the vesting of the stock awards.

Note 16 — Income taxes
The following table summarizes the components of the provision for income taxes from continuing operations:

	2025	2024	2023
Current:
Federal	$33,589	$40,495	$27,791
State	7,632	12,035	5,918
Non-U.S.	27,258	29,727	17,765
Deferred:
Federal	(63,445)	(85,114)	(16,484)
State	(5,584)	(9,386)	5,069
Non-U.S.	(33,427)	(18,658)	1,814
	$(33,977)	$(30,901)	$41,873
At December 31, 2025, the cumulative unremitted earnings of subsidiaries outside the U.S. that are considered non-permanently reinvested and for which taxes have been provided approximated $2.8 billion. At December 31, 2025, no cumulative unremitted earnings of subsidiaries outside the U.S. are considered permanently reinvested.
The following table summarizes the U.S. and non-U.S. components of income from continuing operations before taxes:

	2025	2024	2023
U.S.	$(40,445)	$(85,873)	$(33,600)
Non-U.S.	64,998	112,163	218,990
	$24,553	$26,290	$185,390

Reconciliations between the statutory federal income tax rate and the effective income tax rate are as follows:

	Year Ended December 31, 2025
	Amount	Percent
Federal statutory rate	$5,156	21.0%

State taxes, net of federal benefit(1)	1,373	5.6%
Foreign tax effects
Cyprus
Net deduction on equity	(10,701)	(43.6)%
Statutory tax rate difference between Cyprus and United States	(10,500)	(42.8)%
Other	(473)	(1.9)%
Ireland
Nontaxable or Nondeductible Items	2,642	10.8%
Group Relief	(2,574)	(10.5)%
Other	(1,463)	(6.0)%
Mexico
Withholding taxes	(3,291)	(13.4)%
Other	(2,012)	(8.2)%
Netherlands
Global Minimum Tax	5,802	23.6%
Other	675	2.7%
Switzerland
Statutory tax rate difference between Switzerland and United States	13,461	54.8%
State and local taxes	(11,596)	(47.2)%
Other	(14)	(0.1)%
Other Foreign Jurisdictions	1,617	6.6%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	(1,192)	(4.9)%
Effect of Cross-Border Tax Laws
Net CFC Tested Income (NCTI), net of tax credits	5,673	23.1%
Subpart F inclusions, net of tax credits	(3,323)	(13.5)%
Foreign Derived Deduction Eligible Income (FDDEI) deduction	(9,271)	(37.8)%
Other	—	—%
Tax Credits
Research and development tax credits	(2,610)	(10.6)%
Changes in Valuation Allowance	—	—%
Nontaxable or Nondeductible Items
Forward currency contract settlement	(17,263)	(70.3)%
Stock compensation	4,052	16.5%
Contingent consideration	3,457	14.1%
Other	(2,308)	(9.4)%
Changes in prior year unrecognized tax benefits	(1,164)	(4.7)%
Other	1,870	7.7%

Effective Tax Rate	$(33,977)	(138.4)%
(1) State and Local Taxes in New York, California, New York City, and Illinois made up the majority of the tax effect in this category

	2024	2023
Federal statutory rate	21.0%	21.0%
Tax effect of international items	(66.6)	(3.1)
Pension settlement charge	(110.4)	—
Legal entity rationalization - deferred taxes	—	13.4
Excess tax benefits related to share-based compensation	5.6	(0.7)
State taxes, net of federal benefit	9.7	(0.3)
Uncertain tax contingencies	(3.5)	(1.3)
Contingent consideration	10.9	(3.1)
Goodwill impairment charge	—	—
Research and development tax credit	(11.4)	(1.7)
Other, net	27.1	(1.8)
	(117.6)%	22.6%
The effective income tax rate for 2025 was (138.4)% compared to (117.6)% for 2024.The effective income tax rate for 2025 reflects a tax benefit associated with the impairment of the Titan SGS asset group. The effective income tax rate for 2025 also reflects nontaxable favorable adjustments incurred in relation to foreign currency exchange rates, largely stemming from non-designated foreign currency forward contracts designed to hedge against the cash consideration for the VI Business acquisition.
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
We are routinely subject to examinations by various taxing authorities. In conjunction with these examinations and as a regular practice, we establish and adjust reserves with respect to its uncertain tax positions to address developments related to those positions. We realized a net benefit of $1.2 million, $0.9 million and $2.3 million in 2025, 2024 and 2023 respectively, as a result of reducing our reserves with respect to uncertain tax positions, principally due to the expiration of a number of applicable statutes of limitations.
The following table summarizes significant components of our deferred tax assets and liabilities at December 31, 2025 and 2024:

	2025	2024
Deferred tax assets:
Tax loss and credit carryforwards	$116,366	$106,471
Lease Liabilities	28,779	26,263
Pension	—	—
Reserves and accruals	67,169	71,800
Investment in subsidiaries	59,787	—
Other	78,478	8,375
Less: valuation allowances	(88,708)	(88,413)
Total deferred tax assets	261,871	124,496
Deferred tax liabilities:
Property, plant and equipment	32,928	8,445
Intangibles — stock acquisitions	317,931	317,896
Unremitted non-U.S. earnings	49,051	51,638
Lease Assets	28,779	26,263
Other	4,338	6,424
Total deferred tax liabilities	433,027	410,666
Net deferred tax liability	$(171,156)	$(286,170)

Under the tax laws of various jurisdictions in which we operate, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward, subject to statutory limitations, to reduce taxable income or taxes payable in a future tax year. At December 31, 2025, the tax effect of such carryforwards approximated $116.4 million. Of this amount, $21.9 million has no expiration date, $17.1 million expires after 2025 but before the end of 2030 and $77.4 million expires after 2030. A portion of these carryforwards consists of tax losses and credits obtained by us as a result of acquisitions; the utilization of these carryforwards is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which limits a company’s ability to deduct prior net operating losses following a more than 50 percent change in ownership. It is not expected that the Section 382 limitation will prevent us ultimately from utilizing the applicable loss carryforwards. The determination of state net operating loss carryforwards is dependent upon the U.S. subsidiaries’ taxable income or loss, the state’s proportion of each subsidiary's taxable net income and the application of state laws, which can change from year to year and impact the amount of such carryforward.
The valuation allowance for deferred tax assets of $88.7 million and $88.4 million at December 31, 2025 and 2024, respectively, relates principally to the uncertainty of our ability to utilize certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with applicable accounting standards, which require that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.
Uncertain Tax Positions: The following table is a reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Balance at January 1	$1,021	$2,020	$4,260
Increase in unrecognized tax benefits related to prior years	3,077	—	—
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(959)	(902)	(2,287)
(Decrease) increase in unrecognized tax benefits due to foreign currency translation	90	(97)	47
Balance at December 31	$3,229	$1,021	$2,020
The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the effective tax rate for continuing operations, were $3.2 million at December 31, 2025.
We accrue interest and penalties associated with unrecognized tax benefits in income tax expense in the consolidated statements of income, and the corresponding liability is included in the consolidated balance sheets. The net interest expense (benefit) and penalties reflected in income from continuing operations for the year ended December 31, 2025 was $0.0 million and $(0.4) million, respectively; for the year ended December 31, 2024, $0.1 million and $(0.3) million, respectively; and for the year ended December 31, 2023, $0.1 million and $(0.6) million, respectively. The liabilities in the consolidated balance sheets for interest and penalties at December 31, 2025 were $0.1 million and $0.2 million, respectively, and at December 31, 2024, $0.3 million and $0.4 million, respectively.

The taxable years for which the applicable statute of limitations remains open by major tax jurisdictions are as follows:

	Beginning	Ending
U.S.	2017	2025
Canada	2021	2025
China	2020	2025
Cyprus	2020	2025
Czech Republic	2022	2025
France	2023	2025
Germany	2011	2025
India	2018	2025
Ireland	2021	2025
Italy	2020	2025
Malaysia	2021	2025
Singapore	2021	2025
We are routinely subject to income tax examinations by various taxing authorities. As of December 31, 2025, the most significant tax examinations in process were in Germany, the United States, and Sweden. The date at which these examinations may be concluded and the ultimate outcome of the examinations are uncertain. As a result of the uncertain outcome of these ongoing examinations, future examinations or the expiration of statutes of limitation, it is reasonably possible that the related unrecognized tax benefits for tax positions taken could materially change from those recorded as liabilities at December 31, 2025.
The following tables summarize the components of income taxes paid from continuing operations, net of refunds:

Year Ended December 31,
2025
U.S. Federal	$63,544
U.S. State	9,274
Foreign
Malta (1)	10,321
Ireland	9,279
Italy	7,193
Other	18,047
Total Foreign	44,840
Income taxes paid, net of refunds	$117,658
(1) Income tax payments in Malta related to prior tax year return payments

	Year Ended December 31,
	2024	2023
Income taxes paid, net of refunds	$110,284	$78,328
On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act was signed into law. The OBBB permanently extends several key provisions of the Tax Cuts and Jobs Act, including 100 percent bonus depreciation, domestic research cost expensing, and makes substantive modifications to the international tax framework. The legislation contains multiple effective dates, with certain provisions effective in 2025 and others phased in through 2027. The OBBB did not have a material impact on our 2025 results of operations. We continue to evaluate the impact of the OBBB's provisions that take effect in future years.
A significant number of jurisdictions, including EU member states, have enacted legislation to establish a 15% global minimum tax in accordance with both the established Pillar Two framework and guidance subsequently published by the Organization for Economic Co-operation and Development (the "OECD"). On January 5th, 2026, the OECD/G20 released the Side-by-Side package ("SbS"), implemented as administrative guidance and modifying the operation of Pillar Two rules. The SbS package introduces simplifications and new safe harbors for U.S. and other multinational companies where domestic and international tax systems meet robust requirements to coexist with Pillar 2. Such safe harbor would fully exempt U.S.-parented groups from the application of two of the three Pillar 2 top up taxes.
The SbS package is expected to be available for fiscal years beginning on or after January 1, 2026. However, the safe harbors are not self‑executing and require domestic legislation by each Inclusive Framework member, subject to local legislative processes and timelines, as well as potential European Union ("EU") guidance related to the EU Minimum Tax Directive. We continue to monitor ongoing developments and assess the potential impact of the SbS package on our 2026 results of operations and future cash tax obligations.
The SbS package also extends the current Transitional Country-by-Country Reporting (CbCR) Safe Harbor by one year, through the end of fiscal year 2027.

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
Remediation activities vary substantially in duration and cost from site to site. The nature of these activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At December 31, 2025 and 2024, we have recorded $0.5 million in accrued liabilities and $3.2 million and $3.4 million, respectively in other liabilities relating to these matters. Considerable uncertainty exists with respect to these liabilities, and if adverse changes in circumstances occur, potential liability may exceed the amount accrued as of December 31, 2025. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.
Legal matters: We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, commercial disputes, acquisition and divestiture related matters, contracts, employment, environmental and other matters. As of December 31, 2025 and 2024, we have recorded accrued liabilities of $0.3 million and $0.8 million, respectively, in connection with such contingencies, representing our best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters. Amounts accrued for legal contingencies are often determined based on a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, including as to the timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute, or procedural or jurisdictional issues; there is uncertainty or unpredictability regarding the number of potential claims; there is the potential to achieve comprehensive multi-party settlements; there is complexity regarding related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against us, we do not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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

Under the measure, companies are required to make payments to the Italian government if medical device expenditures in a given year exceed regional expenditure ceilings established for that year. The payment amounts are calculated based on the amount by which the regional ceilings for the given year were exceeded. Considerable uncertainty exists related to the enforceability of and implementation process for the payback law. In response to decrees issued by the Italian Ministry of Health, the various Italian regions issued invoices to medical device companies, including Teleflex, under the payback measure in the fourth quarter of 2022 seeking payment with respect to excess expenditures for the years 2015 through 2018. Following the issuance of the invoices, we and numerous other medical device companies filed appeals with the Italian administrative courts challenging the enforceability of the payback measure, primarily on the basis that the law was unconstitutional. The Italian administrative courts referred the question regarding the constitutionality of the law to the Italian Constitutional Court, which in July 2024, issued a ruling upholding the law as constitutional. In August 2025, the Italian parliament enacted a modification to the previously enacted legislation that reduced the payment amounts due from the affected companies, including Teleflex, to approximately 25% of the amounts originally invoiced for the years 2015 through 2018. Payment of the reduced amount precludes the pursuit of further legal action related to the obligation to pay the amounts relating to such years. During the third quarter of 2025, we remitted payment to the related regions to settle the years 2015 through 2018. As a result of the modification in the legislation, along with an adjustment to our calculation of the reserves related to years 2019 through 2025, we recognized a $23.7 million decrease in our reserve during the third quarter of 2025. The decrease in our reserve resulted in a corresponding increase to revenue for the year ended December 31, 2025, of which $9.0 million pertains to prior periods within continuing operations. As of December 31, 2025, our reserve related to this matter was $19.4 million.
As part of our acquisition of Palette, the assets of which are included within the Strategic Divestitures, we identified certain foreign tax liabilities that had not been properly recognized and paid by Palette prior to our acquisition. We will retain these liabilities following the Strategic Divestitures. As part of our acquisition accounting, we have established a liability of $4.4 million, representing our best estimate of the outstanding tax liabilities including interest as of December 31, 2025. The liability is presented within income taxes payable on the consolidated balance sheet. In February 2024, we requested the relevant foreign tax authority to reassess Palette’s previously filed tax returns for the related periods. In April 2025, we received a notice from the tax authority indicating our request may be subject to challenge. In October 2025, we received a decision denying our request for reassessment. We strongly disagree with the tax authority’s decision and in December 2025, we renewed our reassessment request. In November 2025, we received a notice of audit from the foreign tax authority for tax years 2023 and 2024, which years are not part of the reassessment request. We are working with the tax authority to resolve the matter and intend to defend the position stated in our reassessment requests vigorously. If we are unsuccessful in resolving the matter with the tax authority, we may be required to pay an amount in excess of our current established liability, which could be material.

Note 18 — Business segments and other information
An operating segment is a component (a) that engages in business activities from which it may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the chief operating decision maker, (in our case, our Interim President and Chief Executive Officer) to make decisions about resources to be allocated to the segment and to assess its performance, and (c) for which discrete financial information is available. The chief operating decision maker utilizes segment operating profit to evaluate operating expenses through a comparison of budget to actual results as well as an analysis of operating expenses as a percentage of revenue. We do not evaluate our operating segments using discrete asset information.
We have three reportable segments: Americas, EMEA (Europe, the Middle East and Africa) and Asia (Asia Pacific). Our reportable segments primarily design, manufacture and distribute medical devices primarily used in critical care and surgical applications and generally serve hospitals and healthcare providers. The products of these segments are most widely used in high-acuity emergent procedures and in general and specialty surgical applications.

The following tables present our segment results for the years ended December 31, 2025, 2024 and 2023:

	2025
	Americas	EMEA	Asia	Segment Total
Net revenues	$1,279,197	$472,411	$241,105	$1,992,713
Cost of goods sold	471,570	229,771	118,086	819,427
Research and development expenses	52,846	64,904	19,397	137,147
Selling, general and administrative expenses	285,552	163,182	87,656	536,390
Segment operating profit (1)	$469,229	$14,554	$15,966	$499,749

	2024
	Americas	EMEA	Asia	Segment Total
Net revenues	$1,156,946	$340,255	$202,345	$1,699,546
Cost of goods sold	426,678	146,062	69,134	641,874
Research and development expenses	49,004	32,847	18,574	100,425
Selling, general and administrative expenses	254,811	110,407	68,833	434,051
Segment operating profit (1)	$426,453	$50,939	$45,804	$523,196

	2023
	Americas	EMEA	Asia	Segment Total
Net revenues	$1,180,709	$316,972	$214,760	$1,712,441
Cost of goods sold	449,242	138,460	68,762	656,464
Research and development expenses	48,523	48,932	13,842	111,297
Selling, general and administrative expenses	221,870	95,794	67,686	385,350
Segment operating profit (1)	$461,074	$33,786	$64,470	$559,330
(1) Segment operating profit represents income from continuing operations before interest, loss on extinguishment of debt and taxes adjusted to exclude unallocated corporate expenses manufacturing variances other than fixed manufacturing cost absorption variances, restructuring charges, separation costs and impairment charges. See reconciliation of segment operating profit measures for further details.

	Year Ended December 31,
	2025	2024	2023
Reconciliation of segment operating profit measure
Segment operating profit	$499,749	$523,196	$559,330
Other unallocated expenses (1)	243,945	269,350	255,585
Restructuring charges, separation costs and impairment charges	137,431	17,463	4,224
Gain on sale of assets and business	—	—	(4,448)
Pension settlement charge (2)	—	132,732	45,244
Income from continuing operations before interest and taxes	$118,373	$103,651	$258,725
(1) Other unallocated expenses include expenses within costs of goods sold, research and development and selling, general and administrative costs and primarily consist of manufacturing variances other than fixed manufacturing cost absorption variances and unallocated corporate function expenses.
(2) In 2023, we began the execution of a plan to terminate the Teleflex Incorporated Retirement Income Plan (the "TRIP"), a U.S. defined benefit pension plan. In December 2023, we made payments to eligible participants, beneficiaries and alternate payees who elected the one-time lump sum distribution option offered in connection with the TRIP termination, resulting in the recognition of a pre-tax settlement charge of $45.2 million. In 2024, we purchased a group annuity contract, using TRIP assets, which resulted in the recognition of net pre-tax settlement charges of $132.7 million for the year-ended December 31, 2024.

	Year Ended December 31,
Depreciation and amortization	2025	2024	2023
Americas	$87,422	$96,825	$87,421
EMEA	56,470	38,140	32,663
Asia	15,051	7,856	7,295
Corporate (1)	18,795	18,713	20,726
Consolidated depreciation and amortization	$177,738	$161,534	$148,105
(1)Reflects depreciation and amortization included within other allocated expenses per reconciliation of segment operating profit measure.
Geographic data
The following tables provide total net revenues and total net property, plant and equipment by geographic region for the years ended December 31, 2025, 2024 and 2023 and as of December 31, 2025 and 2024, respectively.

	Year Ended December 31,
	2025	2024	2023
Net revenues (based on selling location):
U.S.	$1,181,817	$1,079,343	$1,106,896
Europe	484,734	347,899	330,065
Asia Pacific	218,029	179,567	187,946
All other	108,133	92,737	87,534
	$1,992,713	$1,699,546	$1,712,441

		As of December 31,
Net property, plant and equipment:		2025	2024
U.S.		$150,964	$146,955
Mexico		136,428	99,997
Switzerland		103,951	137
Czech Republic		48,159	38,605
Germany		30,027	718
All other		28,752	22,049
		$498,281	$308,461

Note 19 — Supplemental balance sheet information
Cash, cash equivalents, and restricted cash equivalents consisted of the following at December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$378,564	$247,852
Restricted cash equivalents in other current assets (1)	14,700	14,700
Restricted cash equivalents in other assets (1)	9,416	22,762
Total cash, cash equivalents and restricted cash equivalents	$402,680	$285,314
(1) Restricted cash equivalents represent surplus plan assets resulting from the termination of the TRIP that were transferred to a suspense account within the Teleflex 401(k) Savings Plan in 2024. These assets are restricted for future use in accordance with our election to use the surplus plan assets from the TRIP to fund future employer contributions to participants in the Teleflex 401(k) Savings Plan. Amounts classified as other current assets are expected to be transferred from the suspense account to employees within one year.

Note 20 — Quarterly data
QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share)
2025
Net revenues	$414,258	$442,525	$566,946	$568,984
Gross profit	255,431	265,830	292,046	307,447
Income (loss) from continuing operations before interest and taxes	75,800	91,138	(62,439)	13,874
Income (loss) from continuing operations	52,334	68,175	(58,427)	(3,552)
Income (loss) from discontinued operations	42,668	54,406	(350,467)	(710,777)
Net income (loss)	95,002	122,581	(408,894)	(714,329)
Earnings per share — basic(1):
Income (loss) from continuing operations	$1.14	$1.54	$(1.32)	$(0.08)
Income (loss) from discontinued operations	0.94	1.23	(7.92)	(16.07)
Net income (loss)	$2.08	$2.77	$(9.24)	$(16.15)
Earnings per share — diluted(1):
Income (loss) from continuing operations	$1.14	$1.54	$(1.32)	$(0.08)
Income (loss) from discontinued operations	0.93	1.23	(7.92)	(16.07)
Net income (loss)	$2.07	$2.77	$(9.24)	$(16.15)
2024
Net revenues	$412,824	$418,512	$426,200	$442,010
Gross profit	256,661	251,668	260,270	268,788
(Loss) income from continuing operations before interest and taxes	(71,774)	51,060	71,963	52,402
(Loss) income from continuing operations	(43,322)	21,218	43,402	35,893
Income (loss) from discontinued operations	58,611	58,820	67,602	(172,549)
Net income (loss)	15,289	80,038	111,004	(136,656)
Earnings per share — basic(1):
(Loss) income from continuing operations	$(0.92)	$0.45	$0.93	$0.77
Income (loss) from discontinued operations	1.24	1.25	1.45	(3.72)
Net income (loss)	$0.32	$1.70	$2.38	$(2.95)
Earnings per share — diluted(1):
(Loss) income from continuing operations	$(0.92)	$0.45	$0.92	$0.77
Income (loss) from discontinued operations	1.24	1.24	1.44	(3.70)
Net income (loss)	$0.32	$1.69	$2.36	$(2.93)

(1)Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.

Note 21 — Subsequent events
CEO departure
On January 8, 2026, we announced the departure of our Chairman, President and Chief Executive Officer, Liam J. Kelly, and the appointment of Stuart A. Randle as Interim President and Chief Executive Officer. In connection with Mr. Kelly’s departure as President and Chief Executive Officer, the Board appointed Stephen K. Klasko, M.D., a current independent director who had been serving as our Lead Director, to serve as the independent Chair of the Board. In connection with Mr. Kelly's departure, Mr. Kelly will receive benefits and payments as provided under his employment agreement with the Company dated as of March 31, 2017, and as a result, we expect to recognize a charge of approximately $2.5 million in the first quarter of 2026.
Strategic Divestitures restructuring plan
During the first quarter of 2026, in connection with the Strategic Divestitures, we initiated a multi-year restructuring plan intended to align our global organizational structure and supply chain infrastructure amongst our remaining businesses. The plan is designed to eliminate stranded costs, streamline global operations, and improve our long-term cost structure, primarily through workforce reductions and capital assets rationalization. These actions, some of which we expect to occur upon exit of the transition services agreements and other arrangements negotiated in connection with the Strategic Divestitures, are expected to be substantially completed by mid-2028. The following table provides a summary of our estimates of restructuring and restructuring related charges by major type of expense associated with the Strategic Divestitures restructuring plan:

Strategic Divestiture restructuring plan
Plan expense estimates:	(Dollars in millions)
Restructuring charges (1)	$15 million to $18 million
Restructuring related charges (2)	$16 million to $19 million
Total restructuring and restructuring related charges	$31 million to $37 million
(1)Substantially all of the charges consist of employee termination benefit costs.
(2)Restructuring related charges represent costs that are directly related to the plan and primarily include expenses related to a lease termination and retention incentives necessary to support critical functions during the transition period. Most of the charges are expected to be recognized within selling, general and administrative costs.
We expect substantially all the restructuring and restructuring related charges to result in future cash outlays, of which, an estimated $15.0 million to $19.0 million are expected to occur during 2026.

TELEFLEX INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)
DEFERRED TAX ASSET VALUATION ALLOWANCE

	Balance at Beginning of Year	Additions Charged to Expense	Reductions Credited to Expense	Translation and Other	Balance at End of Year
December 31, 2025	$88,413	$3,145	$(4,846)	$1,996	$88,708
December 31, 2024	$90,761	$5,412	$(2,813)	$(4,947)	$88,413
December 31, 2023	$91,531	$4,799	$(4,937)	$(632)	$90,761