Form 10-Q
period 2026-03-31
TELEFLEX INC
filed 2026-05-07
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The registrant had 44,270,211 shares of common stock, par value $1.00 per share, outstanding as of May 5, 2026.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 30, 2025
	(Dollars and shares in thousands, except per share)
Net revenues	$548,262	$414,258
Cost of goods sold	240,836	158,827
Gross profit	307,426	255,431
Selling, general and administrative expenses	226,012	152,914
Research and development expenses	44,386	25,295
Restructuring charges, separation costs and impairment charges	16,845	1,422
Income from continuing operations before interest and taxes	20,183	75,800
Interest expense	25,718	18,537
Interest income	(1,708)	(1,488)
(Loss) income from continuing operations before taxes	(3,827)	58,751
Taxes on income from continuing operations	1,011	6,417
(Loss) income from continuing operations	(4,838)	52,334
Operating (loss) income from discontinued operations	(2,643)	50,060
Taxes on operating income from discontinued operations	673	7,392
(Loss) income from discontinued operations	(3,316)	42,668
Net (loss) income	$(8,154)	$95,002
Earnings per share:
Basic:
(Loss) Income from continuing operations	$(0.11)	$1.14
(Loss) Income from discontinued operations	(0.07)	0.94
Net (loss) income	$(0.18)	$2.08
Diluted:
(Loss) Income from continuing operations	$(0.11)	$1.14
(Loss) Income from discontinued operations	(0.07)	0.93
Net (loss) income	$(0.18)	$2.07
Weighted average common shares outstanding
Basic	44,257	45,782
Diluted	44,257	45,926
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 30, 2025
	(Dollars in thousands)
Net (loss) income	$(8,154)	$95,002
Other comprehensive (loss) income, net of tax:
Foreign currency translation, net of tax of $2,605, and $6,673 for the three month periods, respectively	(20,855)	26,289
Pension and other postretirement benefit plans adjustment, net of tax of $10 and $188 for the three month periods, respectively	(69)	(603)
Derivatives qualifying as hedges, net of tax of $(60) and $125 for the three month periods, respectively	1,449	(2,096)
Other comprehensive (loss) income, net of tax:	(19,475)	23,590
Comprehensive (loss) income	$(27,629)	$118,592
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$309,411	$378,564
Accounts receivable, net	365,526	345,583
Inventories	380,861	404,395
Prepaid expenses and other current assets	149,808	150,678
Prepaid taxes	16,793	19,566
Current assets of discontinued operations	637,271	639,552
Total current assets	1,859,670	1,938,338
Property, plant and equipment, net	476,955	498,281
Operating lease assets	84,912	91,817
Goodwill	2,297,447	2,305,050
Intangible assets, net	1,485,885	1,524,150
Deferred tax assets	12,206	12,593
Other assets	113,557	112,984
Non-current assets of discontinued operations	452,370	464,026
Total assets	$6,783,002	$6,947,239
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$103,125	$100,000
Accounts payable	143,627	130,201
Accrued expenses	118,423	117,350
Payroll and benefit-related liabilities	103,345	124,769
Accrued interest	16,478	5,404
Income taxes payable	11,824	18,787
Other current liabilities	103,929	137,195
Current liabilities of discontinued operations	127,298	128,320
Total current liabilities	728,049	762,026
Long-term borrowings	2,514,268	2,541,449
Deferred tax liabilities	169,429	183,749
Noncurrent liability for uncertain tax positions	3,831	3,536
Noncurrent operating lease liabilities	68,320	84,210
Other liabilities	162,507	194,532
Non-current liabilities of discontinued operations	52,162	52,969
Total liabilities	3,698,566	3,822,471
Commitments and contingencies
Total shareholders' equity	3,084,436	3,124,768
Total liabilities and shareholders' equity	$6,783,002	$6,947,239
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2026	March 30, 2025
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net (loss) income	$(8,154)	$95,002
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	3,316	(42,668)
Depreciation expense	19,853	13,037
Intangible asset amortization expense	33,890	25,583
Deferred financing costs and debt discount amortization expense	1,481	851
Changes in contingent consideration	(2,632)	(1,795)
Stock-based compensation	6,742	6,630
Gain on non-designated foreign currency forward contracts	—	(23,268)
Deferred income taxes, net	(12,710)	(108)
Interest benefit on swaps designated as net investment hedges	(8,305)	(4,239)
Other	3,558	762
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(25,005)	(10,939)
Inventories	16,473	(3,474)
Prepaid expenses and other assets	3,432	(12,724)
Accounts payable, accrued expenses and other liabilities	8,197	(17,488)
Income taxes receivable and payable, net	6,526	2,562
Net cash provided by operating activities from continuing operations	46,662	27,724
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(18,791)	(24,132)
Payments for businesses and intangibles acquired, net of cash acquired	—	(90)
Insurance settlement proceeds	—	6,307
Net payments on swaps designated as net investment hedges	(53,494)	—
Purchase of investments	(2,500)	(5,000)
Net cash used in investing activities from continuing operations	(74,785)	(22,915)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	—	300,000
Reduction in borrowings	(25,250)	(49,125)
Repurchase of common stock	—	(300,000)
Net (payments) proceeds from share based compensation plans and related tax impacts	(4,627)	7,348
Payments for contingent consideration	(58)	(56)
Dividends paid	(15,050)	(15,191)
Debt extinguishment, issuance and amendment fees	—	(2,500)
Net cash used in financing activities from continuing operations	(44,985)	(59,524)
Cash flows from discontinued operations:
Net cash provided by operating activities	2,362	45,370
Net cash used in investing activities	(9,214)	(5,879)
Net cash used in discontinued operations	(6,852)	39,491
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(4,890)	5,052
Net increase in cash, cash equivalents and restricted cash equivalents	(84,850)	(10,172)
Cash, cash equivalents and restricted cash equivalents at the beginning of the period	453,848	327,650
Less: Cash, cash equivalents and restricted cash of discontinued operations	(39,448)	(35,397)
Cash, cash equivalents and restricted cash equivalents at the end of the period	$329,550	$282,081
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2025	48,197	$48,197	$815,813	$3,149,760	$(239,468)	4,002	$(649,534)	$3,124,768
Net loss				(8,154)				(8,154)
Dividends ($0.34 per share)				(15,097)				(15,097)
Other comprehensive loss					(19,475)			(19,475)
Shares issued under compensation plans	—	—	(11,802)			(69)	12,892	1,090
Deferred compensation			1,304			—	—	1,304
Balance at March 31, 2026	48,197	$48,197	$805,315	$3,126,509	$(258,943)	3,933	$(636,642)	$3,084,436

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2024	48,096	$48,096	$781,184	$4,115,870	$(316,669)	1,822	$(350,341)	$4,278,140
Net income				95,002				95,002
Dividends ($0.34 per share)				(15,244)				(15,244)
Other comprehensive income					23,590			23,590
Shares issued under compensation plans	95	95	7,537			(31)	7,108	14,740
Repurchase of common stock			(60,000)			1,725	(242,400)	(302,400)
Deferred compensation			1,336			—	—	1,336
Balance at March 30, 2025	48,191	$48,191	$730,057	$4,195,628	$(293,079)	3,516	$(585,633)	$4,095,164

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
For the periods ending prior to and including December 31, 2025, our fiscal calendar consisted of a modified 5-4-4 calendar, reflecting a fiscal year ending on December 31. Beginning on January 1, 2026, we transitioned to a calendar month-based fiscal calendar, which we applied on a prospective basis. The year end reporting date remains unchanged. While the change will impact year-over-year comparability for fiscal quarters, the effect was not considered to be significant to require adjustments to prior operating results. We believe this transition offers significant benefits, including enhanced quarter-over-quarter comparability on a forward-looking basis and improved alignment with peer companies.
On December 9, 2025, we entered into separate definitive agreements to sell our Acute Care, Interventional Urology businesses and our OEM business (collectively referred to as the "Strategic Divestitures"). The Strategic Divestitures represent a single plan to exit certain product categories that, in aggregate, met accounting requirements to be classified as discontinued operations and held for sale beginning December 31, 2025 and for the subsequent reporting periods. In accordance with GAAP, the financial position and results of operations of both businesses are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. Prior period amounts have been recast to conform to the presentation used for the current period. With the exception of Note 5, the notes to the condensed consolidated financial statements reflect the continuing operations of Teleflex. See Note 5 for additional information regarding discontinued operations.
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
In accordance with applicable accounting standards and as permitted by Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures that are required to be included in our annual consolidated financial statements. Therefore, our quarterly condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Supplemental balance sheet information
Cash, cash equivalents, and restricted cash equivalents consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$309,411	$378,564
Restricted cash equivalents in prepaid and other current assets (1)	14,700	14,700
Restricted cash equivalents in other assets (1)	5,439	9,416
Total cash, cash equivalents and restricted cash equivalents	$329,550	$402,680
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 2 — Recently issued accounting standards
In November 2024, the FASB issued new guidance designed to enhance disclosures regarding the nature of expenses included in the income statement. The guidance requires tabular disclosures that disaggregate information about prescribed expense categories within relevant income statement expense captions. The guidance is effective for all fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. The new standard can be adopted on a prospective basis with an option to be adopted retrospectively and early adoption is permitted. We are currently evaluating this guidance to determine its impact on our consolidated financial statements.
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
Note 3 — Net revenues
We primarily generate revenue from the sale of single use disposable medical devices. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when our products are shipped from the manufacturing or distribution facility. We market and sell products through our direct sales force and distributors to hospitals and healthcare providers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. Payment is generally due 30 days from the date of invoice.
The following table disaggregates revenue by global product category for the three months ended March 31, 2026 and March 30, 2025.

	Three Months Ended
	March 31, 2026	March 30, 2025
Vascular	$236,812	$219,131
Interventional	204,656	100,151
Surgical	106,794	94,976
Net revenues (1)	$548,262	$414,258
(1)    The product categories listed above are presented on a global basis, while our reportable segments are defined based on the geographic location of its operations.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
Note 5 — Discontinued operations
In February 2025, we announced our intention to undertake a strategic transformation of the organization. In accordance with this strategy, on December 9, 2025, we announced that we had entered into definitive agreements to sell our Acute Care and Interventional Urology (also referred to as "IU") businesses to Intersurgical® Ltd and our OEM business to Montagu and Kohlberg (collectively referred to as the "Strategic Divestitures"). The combined total consideration from the Strategic Divestitures is $2.0 billion in cash, consisting of expected proceeds of approximately $1.5 billion for our OEM business and $530 million for our Acute Care and IU businesses. Both transactions, which were approved at the same time by our Board of Directors, remain subject to certain closing adjustments, customary regulatory approvals and other closing conditions. We expect the sale of the OEM business to be completed in the third quarter of 2026, while the sale of the Acute Care and IU businesses is expected to be completed in the second half of 2026.
The Strategic Divestitures represent a single plan to exit certain product categories that, in aggregate, met accounting requirements to be classified as discontinued operations and held for sale beginning December 31, 2025 and for the subsequent reporting periods, as the plan represents a strategic shift with a major effect on our financial results. In accordance with GAAP, the financial position and results of operations of both businesses are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. The Strategic Divestitures were historically reported within each of our operating segments.
The following table summarizes the financial results of our discontinued operations for the three months ended March 31, 2026 and March 30, 2025:

	Three Months Ended
	March 31, 2026	March 30, 2025
Net revenues	$283,817	$286,411
Cost of goods sold	146,907	152,403
Gross profit	136,910	134,008
Selling, general and administrative expenses	66,187	69,928
Research and development expenses	14,268	11,109
Restructuring charges, separation costs and impairment charges (1)	59,148	3,333
Interest expense	54	7
Interest income	(104)	(429)
(Loss) income from discontinued operations before income taxes	(2,643)	50,060
Income tax expense	673	7,392
(Loss) income from discontinued operations	$(3,316)	$42,668
(1) For the three months ended March 31, 2026, we incurred separation costs of $30.1 million, primarily related to consulting, legal, tax and other professional advisory services associated with the Strategic Divestitures and we recognized a $29.0 million valuation allowance adjustment related to the Acute Care and IU business, as described below. For the three months ended March 30, 2025, we incurred separation costs of $3.2 million and $0.1 million of restructuring charges.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the carrying amounts of the major classes of assets and liabilities classified as discontinued operations in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$39,448	$51,168
Accounts receivable, net	226,809	225,326
Inventories	352,867	343,183
Prepaid expenses and other current assets	18,147	19,875
Current assets of discontinued operations	637,271	639,552
Property, plant and equipment, net	233,201	214,426
Operating lease assets	20,251	21,213
Goodwill	112,010	112,010
Intangible assets, net	832,613	832,626
Deferred tax assets	26,698	27,928
Other assets	3,669	2,893
Valuation allowance on disposal group classified as held for sale	(776,072)	(747,070)
Assets of discontinued operations	$1,089,641	$1,103,578
LIABILITIES
Accounts payable	$39,259	$37,478
Accrued expenses	33,073	29,629
Payroll and benefit-related liabilities	38,923	52,248
Other current liabilities	16,043	8,965
Current liabilities of discontinued operations	127,298	128,320
Deferred tax liabilities	31,803	31,801
Non-current operating lease liability	16,806	17,839
Other non-current liabilities	3,553	3,329
Liabilities of discontinued operations	$179,460	$181,289
Assets and liabilities classified as held for sale are measured at the lower of carrying value or fair value less costs to sell. As of March 31, 2026, we reassessed the fair value less costs to sell of the Acute Care and IU businesses component of the Strategic Divestitures compared to its carrying value, and concluded that its fair value costs to sell was lower than its carrying value. Based on this assessment, we recorded a $29.0 million valuation allowance adjustment during the three months ended March 31, 2026, further reducing assets held for sale beyond the previously recorded valuation allowance of $747.1 million. The adjustment to the valuation allowance was recorded within Restructuring charges, separation costs and impairment charges in the summarized results of operations of discontinued operations for the three months ended March 31, 2026. We expect to recognize a gain upon the completion of the sale of the OEM business.
Cash flows attributable to discontinued operations are included in the condensed consolidated statements of cash flows. Significant non-cash operating and investing activities attributable to discontinued operations consisted of the following:

	Three Months Ended
	March 31, 2026	March 30, 2025
Depreciation expense	$—	$6,372
Intangible asset amortization expense	—	22,339
Impairment charges	29,000	—
Expenditures for property, plant and equipment	9,214	5,879

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 6 — Restructuring charges, separation costs and impairment charges
Restructuring charges recognized for the three months ended March 31, 2026 and March 30, 2025 consisted of the following:

Three Months Ended March 31, 2026
	Termination Benefits	Other Costs (1)	Total
Strategic Divestitures restructuring plan	$17,069	$—	$17,069
VI Business integration plan	(256)	3	(253)
Other restructuring programs (2)	(26)	55	29
Restructuring charges	$16,787	$58	$16,845

Three Months Ended March 30, 2025
	Termination Benefits	Other Costs (1)	Total
2024 Footprint realignment plan	$1,065	$38	$1,103
2023 Footprint realignment plan	243	2	245
Other restructuring programs (2)	47	27	74
Restructuring charges	$1,355	$67	$1,422
(1) Other costs include facility closure, contract termination and other exit costs.
(2) Primarily includes activity related to restructuring plans substantially completed in prior periods.
Restructuring charges
Strategic Divestitures restructuring plan
During the first quarter of 2026, in connection with the Strategic Divestitures, we initiated a multi-year restructuring plan intended to align our global organizational structure and supply chain infrastructure amongst our remaining businesses (the "Strategic Divestitures restructuring plan"). The plan is designed to eliminate stranded costs, streamline global operations, and improve our long-term cost structure, primarily through workforce reductions and capital assets rationalization. These actions, some of which we expect to occur upon exit of the transition services agreements and other arrangements negotiated in connection with the Strategic Divestitures, are expected to be substantially completed by mid-2028. The following table provides a summary of our estimates of restructuring and restructuring related charges by major type of expense associated with the Strategic Divestitures restructuring plan:

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
We expect substantially all the restructuring and restructuring related charges to result in future cash outlays, of which an estimated $15.0 million to $19.0 million are expected to occur during 2026.
For the three months ended March 31, 2026, we incurred $7.5 million under the Strategic Divestitures restructuring plan in restructuring related charges, all of which were recognized in selling, general and administrative costs.
As of March 31, 2026, we had a restructuring reserve of $17.0 million related to this plan, all of which related to termination benefits.

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
We expect to incur $5.0 million to $7.0 million in aggregate capital expenditures under the VI Business integration plan.
For the three months ended March 31, 2026, we incurred $0.7 million under the VI Business integration plan in restructuring related charges, most of which were recognized in cost of goods sold. As of March 31, 2026, we have incurred aggregate restructuring charges in connection with the VI Business integration plan of $21.0 million. In addition, as of March 31, 2026, we have incurred aggregate restructuring related charges of $1.0 million with respect to the VI Business integration plan, consisting of certain costs that principally resulted from the transfer of manufacturing operations to new locations.
As of March 31, 2026, we had a restructuring reserve of $16.3 million related to this plan, all of which related to termination benefits.
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
Additionally, we expect to incur $2.0 million to $3.0 million in aggregate capital expenditures under the plan.
For the three months ended March 31, 2026, we incurred $0.6 million under the 2023 Footprint realignment plan in restructuring related charges, all of which were recognized in cost of goods sold. As of March 31, 2026, we have incurred aggregate restructuring charges in connection with the 2023 Footprint realignment plan of $3.0 million. In addition, as of March 31, 2026, we have incurred aggregate restructuring related charges of $5.9 million with respect to the 2023 Footprint realignment plan, consisting of certain costs that principally resulted from the transfer of manufacturing operations to new locations.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As of March 31, 2026, we had a restructuring reserve of $2.1 million related to this plan, all of which related to termination benefits.
Note 7 — Inventories
Inventories as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials	$89,617	$90,008
Work-in-process	53,387	54,368
Finished goods	237,857	260,019
Inventories	$380,861	$404,395
Note 8 — Goodwill and other intangible assets
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment for the three months ended March 31, 2026:

	Americas	EMEA	Asia	Total
December 31, 2025	$1,387,298	$669,112	$248,640	$2,305,050
Goodwill related to acquisitions	—	991	2,394	3,385
Currency translation adjustment	(162)	(11,054)	228	(10,988)
March 31, 2026	$1,387,136	$659,049	$251,262	$2,297,447
The gross carrying amount of, and accumulated amortization relating to, intangible assets as of March 31, 2026 and December 31, 2025 were as follows:

	Gross Carrying Amount		Accumulated Amortization
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Customer relationships	$1,206,780	$1,209,683	$(563,802)	$(549,856)
In-process research and development	6,417	6,417	—	—
Intellectual property	1,270,170	1,272,532	(729,927)	(712,848)
Distribution rights	10,928	11,036	(10,831)	(10,939)
Trade names	348,763	349,814	(52,613)	(51,689)
Non-compete agreements	19,848	19,858	(19,848)	(19,858)
	$2,862,906	$2,869,340	$(1,377,021)	$(1,345,190)
Note 9 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We typically enter into the non-designated foreign currency forward contracts for periods consistent with our currency translation exposures, which generally approximate one month. For the three months ended March 31, 2026, we recognized a loss of $2.8 million from non-designated foreign currency forward contracts within selling, general and administrative expenses. For the three months ended March 30, 2025, we recognized a gain of $22.6 million within selling, general and administrative expenses primarily related to non-designated foreign currency forward contracts entered into to economically hedge against the foreign currency exposure associated with the cash consideration to complete the VI acquisition.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of March 31, 2026 and December 31, 2025 was $263.5 million and $262.5 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of March 31, 2026 and December 31,

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

2025 was $261.6 million and $284.8 million, respectively. All open foreign currency forward contracts as of March 31, 2026 have durations of 12 months or less.
Cross-currency interest rate swaps
On September 30, 2025, we executed cross-currency swap agreements with five different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate (the "September 2025 Cross-currency swap agreements"). Under the September 2025 Cross-currency swap agreements, we have notionally exchanged $500 million at an annual interest rate of 4.63% for €474.7 million at an annual interest rate of 2.77%. On March 4, 2026, the agreements related to our September 2025 Cross-currency swap matured resulting in a net cash settlement payment of $53.5 million, inclusive of interest proceeds. Concurrently, on March 4, 2026, we executed two separate cross-currency swap agreements set to mature on March 3, 2028, respectively, to hedge against the effect of variability in the U.S. dollar to euro exchange rate (the "2026 Cross-currency swap agreements"). Each of the 2026 Cross-currency swap agreements had a notional amount of $50 million and was designated as a net investment hedge. The 2026 Cross-currency swap agreements include two different financial institution counterparties and notionally exchanged $100 million for €85.4 million, reflecting an average annual interest rate benefit of 1.21%.
On August 18, 2025, we executed two separate cross-currency swap agreements set to mature on August 20, 2030 and August 20, 2032, respectively, to hedge against the effect of variability in the U.S. dollar to Swiss Franc (CHF) exchange rate, (the "2025 Cross-currency swap agreements"). Each of the 2025 Cross-currency swap agreements had a notional amount of $300 million and was designated as a net investment hedge. The 2025 Cross-currency swap agreements expiring in 2030 include six different financial institution counterparties and notionally exchanged $300 million for CHF 242.4 million at an annual interest rate of 3.15%. The 2025 Cross-currency swap agreements expiring in 2032 include four different financial institution counterparties and notionally exchanged $300 million for CHF 242.5 million at an annual interest rate of 3.02%.
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
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI"). The following table summarizes the foreign exchange gains and losses recognized within AOCI and the interest benefit recognized within interest expense related to cross currency swaps for the three months ended March 31, 2026 and March 30, 2025:

	Three Months Ended
	March 31, 2026	March 30, 2025
Foreign exchange gain (loss)	$12,738	$(22,499)
Interest benefit	8,305	4,239

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Balance sheet presentation
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative instruments as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Asset derivatives:
Designated foreign currency forward contracts	$2,741	$3,563
Non-designated foreign currency forward contracts	214	279
Cross-currency interest rate swaps	23,652	26,260
Prepaid expenses and other current assets	26,607	30,102
Cross-currency interest rate swaps	3,243	1,777
Other assets	3,243	1,777
Total asset derivatives	$29,850	$31,879
Liability derivatives:
Designated foreign currency forward contracts	$2,139	$1,170
Non-designated foreign currency forward contracts	938	624
Cross-currency interest rate swaps	15,865	56,321
Other current liabilities	18,942	58,115
Cross-currency interest rate swaps	37,121	76,139
Other liabilities	37,121	76,139
Total liability derivatives	$56,063	$134,254
See Note 11 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax. There was no ineffectiveness related to our cash flow hedges during the three months ended March 31, 2026 and March 30, 2025.
Trade receivables
The allowance for credit losses as of March 31, 2026 and December 31, 2025 was $3.7 million and $4.0 million, respectively. The current portion of the allowance for credit losses, which was $2.3 million and $2.6 million as of March 31, 2026 and December 31, 2025, respectively, was recognized as a reduction of accounts receivable, net.
Note 10 — Fair value measurement
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	Total carrying value at March 31, 2026	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$29,752	$29,752	$—	$—
Derivative assets	29,850	—	29,850	—
Derivative liabilities	56,063	—	56,063	—
Contingent consideration liabilities	47,528	—	—	47,528

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Total carrying value at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$32,830	$32,830	$—	$—
Derivative assets	31,879	—	31,879	—
Derivative liabilities	134,254	—	134,254	—
Contingent consideration liabilities	50,218	—	—	50,218
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
Our financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration arrangements pertaining to our acquisitions. Our primary non-recurring fair value estimates, which utilize Level 3 inputs, typically include the following: business acquisitions (Note 4); goodwill impairment testing (Note 5); and asset impairments (Note 6).
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
The following table provides information regarding changes in our contingent consideration liabilities for the three months ended March 31, 2026:

Contingent consideration
Balance – December 31, 2025	$50,218
Payments	(58)
Revaluations and other adjustments	(2,632)
Balance – March 31, 2026 (1)	$47,528
(1)    As of March 31, 2026, the liability consisted largely of the estimated contingent consideration associated with our 2023 acquisition of Palette Life Sciences AB ("Palette"), with payment anticipated in 2026.
Note 11 — Shareholders' equity
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Our diluted earnings per share calculation follows the control number concept, using income from continuing operations as the control number to assess whether potential common stock equivalents are dilutive. Once these securities are determined to be dilutive for continuing operations, the same weighted‑average dilutive share equivalents must be included in the diluted earnings per share calculations for all other categories of income or loss, even when their inclusion is anti‑dilutive for those categories.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	Three Months Ended
	March 31, 2026	March 30, 2025
Basic	44,257	45,782
Dilutive effect of share-based awards	—	144
Diluted	44,257	45,926
The number of basic and diluted shares is the same for the three months ended March 31, 2026 due to our loss from continuing operations. Additionally, because of the loss from continuing operations, for the three months ended March 31 2026, 0.1 million of potentially dilutive share-based awards were excluded from the computation of loss per share as their effect would have been antidilutive. The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share were 1.4 million for the three months ended March 31, 2026 and 1.1 million for the three months ended March 30, 2025.
The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2026 and March 30, 2025:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2025	$1,695	$4,007	$(245,170)	$(239,468)
Other comprehensive (loss) income before reclassifications	1,255	(262)	(20,855)	(19,862)
Amounts reclassified from accumulated other comprehensive income	194	193	—	387
Net current-period other comprehensive (loss) income	1,449	(69)	(20,855)	(19,475)
Balance as of March 31, 2026	$3,144	$3,938	$(266,025)	$(258,943)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2024	$1,839	$1,838	$(320,346)	$(316,669)
Other comprehensive (loss) income before reclassifications	(3,800)	(923)	26,289	21,566
Amounts reclassified from accumulated other comprehensive income	1,704	320	—	2,024
Net current-period other comprehensive (loss) income	(2,096)	(603)	26,289	23,590
Balance as of March 30, 2025	$(257)	$1,235	$(294,057)	$(293,079)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss)/income into (income)/expense, net of tax, for the three months ended March 31, 2026 and March 30, 2025:

	Three Months Ended
	March 31, 2026	March 30, 2025
(Gains) Loss on foreign exchange contracts:
Cost of goods sold	$225	$1,588
Total before tax	225	1,588
Taxes	(31)	116
Net of tax	194	1,704
Pension and other postretirement benefit items (1):
Actuarial (gains) losses	18	24
Prior-service costs	231	385
Total before tax	249	409
Tax benefit	(56)	(89)
Net of tax	193	320
Total reclassifications, net of tax	$387	$2,024
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans.
Note 12 — Taxes on income from continuing operations

	Three Months Ended
	March 31, 2026	March 30, 2025
Effective income tax rate (1)	(26.4)%	10.9%
(1) For the quarters ended March 31, 2026 and March 30, 2025, the effective income tax rate represents income tax expense.
The effective income tax rate for the three months ended March 31, 2026 reflects income tax benefits associated with the Strategic Divestitures restructuring plan and the VI Business integration plan. Additionally, the effective income tax rate for the three months ended March 31, 2026 reflects a net cost related to share-based compensation. The effective income tax rate for the three months ended March 30, 2025 reflects a non-taxable favorable adjustment incurred in relation to foreign currency exchange rates, largely stemming from non-designated foreign currency forward contracts designed to hedge against the cash consideration for the VI Business acquisition. The effective income tax rates for both periods reflect a tax benefit from research and development tax credits.
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
The SbS package is expected to be available for fiscal years beginning on or after January 1, 2026. However, the safe harbors are not self‑executing and require domestic legislation by each Inclusive Framework member, subject to local legislative processes and timelines, as well as potential European Union ("EU") guidance related to the EU Minimum Tax Directive. The SbS package did not have a material impact on our results of operations during the first quarter of 2026. We continue to monitor ongoing developments and assess the potential impact of the SbS package on our 2026 results of operations and future cash tax obligations.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
Remediation activities vary substantially in duration and cost from site to site. The nature of these activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At March 31, 2026, we have recorded $0.6 million and $3.1 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of March 31, 2026. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.
Legal matters: We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, commercial disputes, acquisition and divestiture related matters, contracts, employment, environmental and other matters. As of March 31, 2026, we have recorded accrued liabilities of $1.0 million in connection with such contingencies, representing our best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters. Amounts accrued for legal contingencies are often determined based on a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, including as to the timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute, or procedural or jurisdictional issues; there is uncertainty or unpredictability regarding the number of potential claims; there is the potential to achieve comprehensive multi-party settlements; there is complexity regarding related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against us, we do not record an accrual until a loss is determined to be probable and can be reasonably estimated.

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

For additional information regarding the April 2026 complaint filed against Teleflex related to our acquisition of Palette, see Note 15, Subsequent events.

Other: In 2015, the Italian parliament enacted legislation that, among other things, imposed a “payback” measure on medical device companies that supply goods and services to the Italian National Healthcare System. Under the measure, companies are required to make payments to the Italian government if medical device expenditures in a given year exceed regional expenditure ceilings established for that year. The payment amounts are calculated based on the amount by which the regional ceilings for the given year were exceeded. In response to decrees issued by the Italian Ministry of Health, the various Italian regions issued invoices to medical device companies, including Teleflex, under the payback measure in the fourth quarter of 2022 seeking payment with

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

respect to excess expenditures for the years 2015 through 2018. Following the issuance of the invoices, we and numerous other medical device companies filed appeals with the Italian administrative courts challenging the enforceability of the payback measure, primarily on the basis that the law was unconstitutional. The Italian administrative courts referred the question regarding the constitutionality of the law to the Italian Constitutional Court, which in July 2024, issued a ruling upholding the law as constitutional. In August 2025, the Italian parliament enacted a modification to the previously enacted legislation that reduced the payment amounts due from the affected companies, including Teleflex, to approximately 25% of the amounts originally invoiced for the years 2015 through 2018. Payment of the reduced amount precludes the pursuit of further legal action related to the obligation to pay the amounts relating to such years. Following the modification in legislation in 2025, we remitted payments to the related regions to settle obligations for the years 2015 through 2018 and recorded an adjustment to our reserve calculations for the years 2019 through 2025. As of March 31, 2026, our reserve related to this matter was $20.4 million.

As part of our acquisition of Palette in 2023, the assets of which are included within the Strategic Divestitures, we identified certain foreign tax liabilities that had not been properly recognized and paid by Palette prior to our acquisition. We will retain these liabilities following the Strategic Divestitures. As part of our acquisition accounting, we have established a liability of $4.6 million, representing our best estimate of the outstanding tax liabilities including interest as of March 31, 2026. In February 2024, we requested the relevant foreign tax authority to reassess Palette’s previously filed tax returns for the related periods. In April 2025, we received a notice from the tax authority indicating our request may be subject to challenge. In October 2025, we received a decision denying our request for reassessment. We strongly disagree with the tax authority’s decision and in December 2025, we renewed our reassessment request. In November 2025, we received a notice of audit from the foreign tax authority for tax years 2023 and 2024, which years are not part of the reassessment request. We are working with the tax authority to resolve the matter and intend to defend the position stated in our reassessment requests vigorously. If we are unsuccessful in resolving the matter with the tax authority, we may be required to pay an amount in excess of our current established liability, which could be material.
Tax audits and examinations: We are routinely subject to tax examinations by various tax authorities. As of March 31, 2026, the most significant tax examinations in process were in Germany, the United States and Sweden. We may establish reserves with respect to our uncertain tax positions, after we adjust the reserves to address developments with respect to our uncertain tax positions, including developments in these tax examinations. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.
Note 14 — Segment information
An operating segment is a component (a) that engages in business activities from which it may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the chief operating decision maker (in our case, our Interim President and Chief Executive Officer) to make decisions about resources to be allocated to the segment and to assess its performance, and (c) for which discrete financial information is available. The chief operating decision maker utilizes segment operating profit to evaluate operating expenses through a comparison of budget to actual results as well as an analysis of operating expenses as a percentage of revenue. We do not evaluate our operating segments using discrete asset information.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables present our segment results for the three months ended March 31, 2026 and March 30, 2025:

	Three Months Ended March 31, 2026
	Americas	EMEA	Asia	Segment Total
Net revenues	$332,653	$146,678	$68,931	$548,262
Cost of goods sold	114,161	59,526	25,396	199,083
Research and development expenses	14,245	24,500	3,081	41,826
Selling, general and administrative expenses	73,776	50,418	24,693	148,887
Segment operating profit (1)	$130,471	$12,234	$15,761	$158,466

	Three Months Ended March 30, 2025
	Americas	EMEA	Asia	Segment Total
Net revenues	$289,726	$82,639	$41,893	$414,258
Cost of goods sold	101,746	34,470	16,744	152,960
Research and development expenses	11,775	6,872	4,366	23,013
Selling, general and administrative expenses	58,757	27,942	16,236	102,935
Segment operating profit (1)	$117,448	$13,355	$4,547	$135,350
(1)Segment operating profit represents income from continuing operations before interest, loss on extinguishment of debt and taxes adjusted to exclude unallocated corporate expenses, manufacturing variances other than fixed manufacturing cost absorption variances, restructuring charges, separation costs and impairment charges. See reconciliation of segment operating profit measures for further details.

	Three Months Ended
	March 31, 2026	March 30, 2025
Reconciliation of segment operating profit measure
Segment operating profit	$158,466	$135,350
Other unallocated expenses (1)	121,438	58,128
Restructuring charges, separation costs and other impairment charges	16,845	1,422
Income from continuing operations before interest and taxes	$20,183	$75,800
(1)Other unallocated expenses include expenses within costs of goods sold, research and development and selling, general and administrative costs and primarily consist of manufacturing variances other than fixed manufacturing cost absorption variances and unallocated corporate function expenses.

	Three Months Ended
Depreciation and amortization	March 31, 2026	March 30, 2025
Americas	$21,676	$22,084
EMEA	20,311	9,130
Asia	4,680	2,723
Corporate (1)	7,076	4,683
Consolidated depreciation and amortization	$53,743	$38,620
(1)Reflects depreciation and amortization included within other allocated expenses per reconciliation of segment operating profit measure.

Note 15 — Subsequent events
Litigation settlement
On April 6, 2026, we entered into a settlement agreement with another medical device company to resolve a litigation matter involving alleged infringement of patents held by Teleflex. Pursuant to the terms of the agreement, we subsequently received $25.0 million in monetary consideration. The settlement fully resolves the litigation, with no admission of liability by Teleflex or any other party.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Leadership updates
On April 9, 2026, we announced that Stephen Klasko, M.D. and John Heinmiller will conclude their respective Board terms at the Annual Meeting, and the nomination of Michael J. Tokich to the Board of Directors. In connection with Dr. Klasko’s departure, Andrew A. Krakauer, a current independent director and chair of the Board's Compensation Committee, has been named Chairman of the Board, effective following the Annual Meeting.
On April 30, 2026, we announced that Jason Weidman has been appointed President and Chief Executive Officer, effective June 8, 2026. He will succeed Stuart Randle, who has been serving as Interim President and CEO since January 2026 and who will continue as a member of Teleflex’s Board of Directors. Mr. Weidman is expected to join the Teleflex Board when he assumes his role as President and CEO.
Palette commercial litigation matter
On April 29, 2026, a complaint was filed against Teleflex in the Superior Court of the State of Delaware in connection with our 2023 acquisition of Palette. The complaint asserts claims by the former shareholders of Palette for alleged breach of the applicable stock purchase agreement and seeks, among other things, payment of contingent consideration, consisting of Milestone Payments of $46.7 million (refer to Note 10, Fair value measurement, for additional information pertaining to our contingent consideration liabilities, which includes the aforementioned Milestone Payments), as well as damages, interest and attorneys’ fees. The matter involves, in part, disputes regarding indemnification rights over certain tax-related matters and, to the extent of any losses suffered by Teleflex with respect to these matters, Teleflex’s right under the stock purchase agreement to withhold and offset any such losses against the amounts payable as Milestone Payments. We deny any allegations of wrongdoing asserted in this complaint and plan to vigorously defend against these claims. At this time, we are unable to determine whether we will be required to make payment of all or any portion of the Milestone Payments or reasonably estimate a range of possible loss, if any, resulting from this litigation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Teleflex Incorporated (“we,” “us,” “our" and “Teleflex”) is a global provider of medical technology products focused on enhancing clinical benefits, improving patient and provider safety and reducing total procedural costs. We primarily design, develop, manufacture and supply single-use medical devices used by hospitals and healthcare providers supporting high-acuity emergent procedures. Substantially all of our net revenues come from single-use medical devices. We market and sell our products worldwide through a combination of our direct sales force and distributors. Because our products are used in numerous markets and for a variety of procedures, we are not dependent upon any one end-market or procedure. We are focused on achieving consistent, sustainable and profitable growth by increasing our market share and improving our operating efficiencies.
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
Recent Strategic Actions
In February 2025, we announced our intention to undertake a strategic transformation of the organization. In accordance with this strategy, on December 9, 2025, we announced that we entered into definitive agreements to sell our Acute Care and Interventional Urology (also referred to as "IU") businesses to Intersurgical® Ltd and our OEM business to Montagu and Kohlberg (collectively referred to as the "Strategic Divestitures"). The combined total consideration from the Strategic Divestitures is $2.0 billion in cash, consisting of expected proceeds of approximately $1.5 billion for our OEM business and $530 million for our Acute Care and IU businesses. Both transactions, which were approved at the same time by our Board of Directors, remain subject to certain closing adjustments, customary regulatory approvals and other closing conditions. We expect the sale of the OEM business to be completed in the third quarter of 2026, while the sale of the Acute Care and IU businesses is expected to be completed in the second half of 2026. We expect to receive net after‑tax proceeds of approximately $1.8 billion upon the completion of both sales. We intend to use the net proceeds primarily to return capital to shareholders through share repurchases and pay down debt.
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
The Strategic Divestitures represent a single plan to exit certain product categories that, in aggregate, met accounting requirements to be classified as discontinued operations and held for sale beginning December 31, 2025 and for the subsequent reporting periods. Information provided herein is presented on a continuing operations basis to reflect the impact of the Strategic Divestitures, unless otherwise indicated. For additional information regarding the Strategic Divestitures, refer to Note 5 within the condensed consolidated financial statements included in this report.
Leadership updates
On January 8, 2026, we announced the departure of our former Chairman, President and Chief Executive Officer, Liam J. Kelly, and the appointment of Stuart A. Randle as Interim President and Chief Executive Officer. In connection with Mr. Kelly’s departure as President and Chief Executive Officer, the Board appointed Stephen K. Klasko, M.D., a current independent director who had been serving as our Lead Director, to serve as the independent Chair of the Board. In connection with Mr. Kelly's departure, Mr. Kelly will receive benefits and payments as provided under his employment agreement with the Company dated as of March 31, 2017, and as a result, we recognized $2.5 million in associated severance expense during the first quarter of 2026.

On April 9, 2026, we announced that Stephen Klasko, M.D. and John Heinmiller will conclude their respective Board terms at the Annual Meeting, and the nomination of Michael J. Tokich to the Board of Directors. In connection with Dr. Klasko’s departure, Andrew A. Krakauer, a current independent director and chair of the Board's Compensation Committee, has been named Chairman of the Board, effective following the Annual Meeting.
On April 30, 2026, we announced that Jason Weidman has been appointed President and Chief Executive Officer, effective June 8, 2026. He will succeed Stuart Randle, who has been serving as Interim President and CEO since January 2026 and who will continue as a member of Teleflex’s Board of Directors. Mr. Weidman is expected to join the Teleflex Board when he assumes his role as President and CEO.
Litigation settlement
On April 6, 2026, we entered into a settlement agreement with another medical device company to resolve a litigation matter involving alleged infringement of patents held by Teleflex. Pursuant to the terms of the agreement, we subsequently received $25.0 million in monetary consideration. The settlement fully resolves the litigation, with no admission of liability by Teleflex or any other party.
Acquisition of BIOTRONIK Vascular Intervention business
In the third quarter of 2025, we completed the acquisition of substantially all of the Vascular Intervention business of BIOTRONIK SE & Co. KG (the "VI Business") for a net initial cash payment of €704.3 million, or $825.2 million, subject to certain working capital and other customary adjustments. The acquisition adds a broad suite of coronary and peripheral medical devices, such as drug-coated balloons, stents, and balloon catheters, which complements our interventional product portfolio. See Note 4 to the condensed consolidated financial statements included in this report for additional information.
Factors impacting our business
Our global operations are subject to risks associated with international trade policies, including the imposition of tariffs. On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed pursuant to the International Emergency Economic Powers Act (“IEEPA”), which introduced the potential for refunds of previously collected tariffs by the U.S government. Following the decision, the Administration announced new Executive Orders that impose tariffs under alternative statutory authority designed to replace or preserve elements of the prior tariff framework. The availability, timing, and magnitude of any potential refunds of tariffs imposed under IEEPA, as well as the application and impact of tariffs under the new Executive Orders, remain highly uncertain and subject to ongoing legal, regulatory, and administrative developments. Nevertheless, further changes to proposed or enacted tariffs could materially impact our business, including gross margins and cash flows. We continue to evaluate measures designed to mitigate the future impacts of tariffs, such as supply chain optimization strategies and adjustments to chain-of-custody protocols. The ultimate impact of tariffs and trade policy changes on our results of operations and cash flows will depend on several factors, including the timing, scale, scope, and nature of any tariffs or policies implemented, any associated retaliatory measures or further legal challenges.

In addition to risks associated with international trade policies, geopolitical developments during the quarter, including the escalation of conflict in the Middle East, have increased macroeconomic uncertainty. These developments may result in disruptions to global energy supplies, volatility and increases in energy prices, heightened inflationary pressures, and disruptions to global supply chains, any of which could adversely affect our results of operations or financial condition. We continue to monitor these developments and the broader macroeconomic environment and, where appropriate, are taking actions to mitigate potential impacts on our business.
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
Certain financial information is presented on a rounded basis, which may cause minor differences.

Net revenues

	Three Months Ended
	March 31, 2026	March 30, 2025
Net revenues	$548.3	$414.3
Net revenues for the three months ended March 31, 2026 increased $134.0 million, or 32.3%, compared to the prior year period, primarily due to net revenues of $99.1 million generated by the acquired VI Business, increases in sales volumes of existing products and favorable fluctuations in foreign currency exchange rates.
Gross profit

	Three Months Ended
	March 31, 2026	March 30, 2025
Gross profit	$307.4	$255.4
Percentage of sales	56.1%	61.7%
Gross margin for the three months ended March 31, 2026 decreased 560 basis points, or 9.1%, compared to the prior year period, primarily due to the adverse impact from tariffs enacted in 2025, the unfavorable impact from the amortization of the step-up in carrying value of inventory and intangible assets recognized in connection with the VI Business acquisition, an increase in costs for quality remediation and excess and obsolete inventory charges and higher logistics and distribution costs.
Selling, general and administrative

	Three Months Ended
	March 31, 2026	March 30, 2025
Selling, general and administrative	$226.0	$152.9
Percentage of sales	41.2%	36.9%
Selling, general and administrative expenses for the three months ended March 31, 2026 increased $73.1 million compared to the prior year period, which was primarily attributable to operating, integration and amortization expenses associated with the acquired VI Business and the impact of unfavorable fluctuations in foreign currency exchange rates related to operating activities, largely stemming from a benefit recognized in the prior period from non-designated foreign currency forward contracts designed to hedge against the cash consideration for the VI Business. Selling, general and administrative costs in 2026 were also impacted by expenses associated with the Strategic Divestitures restructuring plan and severance expense related to our former CEO.
Research and development

	Three Months Ended
	March 31, 2026	March 30, 2025
Research and development	$44.4	$25.3
Percentage of sales	8.1%	6.1%
Research and development expenses for the three months ended March 31, 2026 increased $19.1 million compared to the prior year period, which was primarily attributable to expenses associated with the acquired VI Business.
Restructuring charges and separation costs

	Three Months Ended
	March 31, 2026	March 30, 2025
Restructuring charges, separation costs and impairment charges	$16.8	$1.4
Restructuring charges, separation costs and impairment charges for the three months ended March 31, 2026 primarily consisted of termination benefits related to the Strategic Divestitures restructuring plan (defined below).
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
VI Business integration plan
During the fourth quarter of 2025, we initiated the "VI Business integration plan," a restructuring plan primarily involving the integration of the VI Business into Teleflex, including the realignment of the global sales force and certain administrative functions, related workforce reductions, and the relocation of certain manufacturing operations to existing lower-cost locations. These actions are expected to be substantially completed by the end of 2028. We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the VI Business integration plan of $36 million to $44 million. We expect all the restructuring and restructuring related charges will result in future cash outlays. We expect to achieve annual pre-tax savings of $24 million to $30 million in connection with the VI Business integration plan once it is fully implemented.
Strategic Divestitures restructuring plan
During the first quarter of 2026, in connection with the Strategic Divestitures, we initiated a multi-year restructuring plan intended to align our global organizational structure and supply chain infrastructure amongst our remaining businesses (the "Strategic Divestitures restructuring plan"). The plan is designed to eliminate stranded costs, streamline global operations, and improve our long-term cost structure, primarily through workforce reductions and capital assets rationalization. These actions, some of which we expect to occur upon exit of the transition services agreements and other arrangements negotiated in connection with the Strategic Divestitures, are expected to be substantially completed by mid-2028. We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the plan of $31 million to $37 million. We expect substantially all the restructuring and restructuring related charges to result in future cash outlays, of which an estimated $15 million to $19 million are expected to occur during 2026. We expect to achieve annual pre-tax savings of $48 million to $52 million in connection with the Strategic Divestitures restructuring plan once it is fully implemented and we expect to begin realizing a portion of these plan-related savings in 2026.
For additional information regarding our restructuring plans, see Note 6 to the condensed consolidated financial statements included in this report.
Interest expense

	Three Months Ended
	March 31, 2026	March 30, 2025
Interest expense	$25.7	$18.5
Average interest rate on debt	3.5%	4.2%
The increases in interest expense for the three months ended March 31, 2026 compared to the prior year periods were primarily due to an increase in the average outstanding debt balance stemming from borrowings utilized to fund the VI Business acquisition, partially offset by a lower average interest rate resulting from decreases in interest rates associated with our variable interest rate debt instruments.
Taxes on income from continuing operations

	Three Months Ended
	March 31, 2026	March 30, 2025
Effective income tax rate (1)	(26.4)%	10.9%
(1) For the quarters ended March 31, 2026 and March 30, 2025, the effective income tax rate represents income tax expense.
The effective income tax rates for the three months ended March 31, 2026 reflects income tax benefits associated with the Strategic Divestitures restructuring plan and the VI Business integration plan. Additionally, the effective income tax rate for the three months ended March 31, 2026 reflects a net cost related to share-based compensation. The effective income tax rate for the three months ended March 30, 2025 reflects a non-taxable favorable adjustment incurred in relation to foreign currency exchange rates, largely stemming from non-designated foreign currency forward contracts designed to hedge against the cash consideration for the VI Business acquisition. The effective income tax rates for both periods reflect a tax benefit from research and development tax credits.

Discontinued operations

	Three Months Ended
	March 31, 2026	March 30, 2025
(Loss) income from discontinued operations	$(3.3)	$42.7
Income from discontinued operations for the three months ended March 31, 2026 decreased $46.0 million compared to the prior year period, primarily due to increases in separation costs related to the Strategic Divestitures and a valuation allowance adjustment recorded in the first quarter of 2026. For additional information, see Note 5 to the condensed consolidated financial statements included in this report.
Segment Financial Information

Segment net revenues
	Three Months Ended
	March 31, 2026	March 30, 2025	% Increase/(Decrease)
Americas	$332.7	$289.8	14.8
EMEA	146.7	82.6	77.5
Asia	68.9	41.9	64.5
Segment net revenues	$548.3	$414.3	32.3
Segment operating profit
	Three Months Ended
	March 31, 2026	March 30, 2025	% Increase/(Decrease)
Americas	$130.5	$117.4	11.1
EMEA	12.2	13.4	(8.4)
Asia	15.8	4.5	246.6
Segment operating profit (1)	$158.5	$135.3	17.1
(1)See Note 14 to the condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest and taxes.
Comparison of the three months ended March 31, 2026 and March 30, 2025
Americas
Americas net revenues for the three months ended March 31, 2026 increased $42.9 million, or 14.8%, compared to the prior year period, which was primarily attributable to net revenues of $23.1 million generated by the acquired VI Business and an $11.9 million increase in sales volumes of existing products.
Americas operating profit for the three months ended March 31, 2026 increased $13.1 million, or 11.1%, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales, including revenue generated by the acquired VI Business, partially offset by higher operating and integration costs of the acquired business, and, to a lesser extent, increases in sales expenses associated with our legacy businesses to support higher sales.
EMEA
EMEA net revenues for the three months ended March 31, 2026 increased $64.1 million, or 77.5%, compared to the prior year period, which was primarily attributable to net revenues of $50.1 million generated by the acquired VI Business and $9.0 million of favorable fluctuations in foreign currency exchange rates.
EMEA operating profit for the three months ended March 31, 2026 decreased $1.2 million, or 8.4%, compared to the prior year period, which was primarily attributable to an increase in operating expenses, largely from operating, integration and amortization expenses associated with the acquired VI Business and unfavorable fluctuations in foreign currency exchange rates. The decreases in operating profit were partially offset by an increase in gross profit resulting from higher sales generated by the acquired VI Business, despite an unfavorable impact from the amortization of the step-up in carrying value of inventory related to the VI Business acquisition, as well as lower manufacturing costs associated with our legacy businesses.

Asia
Asia net revenues for the three months ended March 31, 2026 increased $27.0 million, or 64.5%, compared to the prior year period, which was primarily attributable to net revenues of $25.8 million generated by the acquired VI Business.
Asia operating profit for the three months ended March 31, 2026 increased $11.3 million, or 246.6%, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales generated by the acquired VI Business, partially offset by higher operating, integration and amortization expenses associated with the acquired VI Business.
Liquidity and Capital Resources
We believe our cash flow from operations, available cash and cash equivalents and borrowings under our revolving credit facility (which is provided for under our Senior Credit Facility (the "Credit Agreement")) and accounts receivable securitization facility will enable us to fund our operating requirements, capital expenditures and debt obligations for the next 12 months and the foreseeable future. We have net cash provided by United States based operating activities as well as non-United States sources of cash available to help fund our debt service requirements in the United States. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis.
We expect to refinance our Senior Credit Facility prior to maturity. However, there can be no assurance that such refinancing will be completed on terms acceptable to us, or at all.
On September 30, 2025, we executed cross-currency swap agreements with five different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate (the "September 2025 Cross-currency swap agreements"). Under the September 2025 Cross-currency swap agreements, we have notionally exchanged $500 million at an annual interest rate of 4.63% for €474.7 million at an annual interest rate of 2.77%. On March 4, 2026, the agreements related to our September 2025 Cross-currency swap matured resulting in a net cash settlement payment of $53.5 million, inclusive of interest proceeds. Concurrently, on March 4, 2026, we executed two separate cross-currency swap agreements set to mature on March 3, 2028, respectively, to hedge against the effect of variability in the U.S. dollar to euro exchange rate (the "2026 Cross-currency swap agreements"). Each of the 2026 Cross-currency swap agreements had a notional amount of $50 million and was designated as a net investment hedge. The 2026 Cross-currency swap agreements include two different financial institution counterparties and notionally exchanged $100 million for €85.4 million, reflecting an average annual interest rate benefit of 1.21%.
On December 9, 2025, the Board of Directors authorized a share repurchase program for up to $1 billion of our common stock. The timing, price and actual number of shares of common stock that may be repurchased under the share repurchase authorization will depend on a variety of factors, including price, market conditions and corporate and regulatory requirements. The repurchases may occur in open market transactions, transactions structured through investment banking institutions, in privately negotiated transactions, by direct purchases of common stock or a combination of the foregoing, and the timing and amount of stock repurchased will depend on market and business conditions, applicable legal and credit requirements and other corporate considerations. The authorization of the repurchase program does not constitute a binding obligation to acquire any specific amount of common stock, and the repurchase program may be suspended or discontinued at any time. As of March 31, 2026, we had the full amount remaining available under the authorization.
Cash Flows from continuing operations
Net cash provided by operating activities from continuing operations was $46.7 million for the three months ended March 31, 2026 as compared to $27.7 million for the three months ended March 30, 2025. The $19.0 million increase was primarily attributable to favorable changes in working capital, partially offset by unfavorable operating results. The favorable changes in working capital were primarily attributable to a decrease in cash outflows from inventories as we moderate our inventory levels and an increase in accounts payable and accrued expenses stemming from lower employee related benefit and compensation payments.
Net cash used in investing activities from continuing operations was $74.8 million for the three months ended March 31, 2026, and primarily consisted of $53.5 million in net payments on swaps designated as net investment hedges and $18.8 million of capital expenditures.

Net cash used in financing activities from continuing operations was $45.0 million for the three months ended March 31, 2026, and primarily consisted of a $25.3 million reduction in borrowings under our Senior Credit Facility and $15.1 million in dividend payments.

Cash Flows from discontinued operations

Net cash used in discontinued operations was $6.9 million for the three months ended March 31, 2026, compared to net cash provided by discontinued operations of $39.5 million for the three months ended March 30, 2025. The $46.4 million decrease was primarily attributable to unfavorable operating results stemming from higher separation costs related to the Strategic Divestitures.
Borrowings
The indentures governing our 4.625% Senior Notes due 2027 (the “2027 Notes”) and 4.25% Senior Notes due 2028 (the "2028 Notes") contain covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions. As of March 31, 2026, we were in compliance with these requirements.
The obligations under the Credit Agreement, the 2027 Notes and the 2028 Notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the Credit Agreement are (subject to certain exceptions and limitations) secured by a lien on substantially all of the assets owned by us and each guarantor.
Summarized Financial Information – Obligor Group
The 2027 Notes are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes is guaranteed, jointly and severally, by an enumerated group of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. Summarized financial information for the Parent and Guarantor Subsidiaries (collectively, the “Obligor Group”) as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 is as follows:

	Three Months Ended
	March 31, 2026
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Net revenue	$531.7	$68.0	$463.7
Cost of goods sold	349.7	54.0	295.7
Gross profit	182.0	14.0	168.0
Income (loss) from continuing operations	(25.2)	55.4	(80.6)
Net income (loss)	(25.3)	55.4	(80.7)

	March 31, 2026			December 31, 2025 (1)
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Total current assets	$1,124.6	$227.9	$896.7	$1,171.0	$196.2	$974.8
Total assets	2,771.9	324.9	2,447.0	2,831.2	286.0	2,545.2
Total current liabilities	1,219.4	878.8	340.6	1,158.6	782.8	375.8
Total liabilities	4,193.5	1,093.7	3,099.8	4,223.7	990.3	3,233.4
(1)During the first quarter of 2026, certain existing subsidiaries were designated as Guarantor Subsidiaries and as a result, we recast the prior period comparative summarized financial information.
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
In our Annual Report on Form 10-K for the year ended December 31, 2025, we provided disclosure regarding our critical accounting estimates, which are reflective of significant judgments and uncertainties, are important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions and conditions.
New Accounting Standards
See Note 2 to the condensed consolidated financial statements included in this report for a discussion of recently issued accounting guidance, including estimated effects, if any, of the adoption of the guidance on our financial statements.
Forward-Looking Statements
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks and uncertainties, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers; delays or cancellations in shipments; demand for and market acceptance of new and existing products; the impact of inflation and disruptions in our global supply chain on us and our suppliers (particularly sole-source suppliers and providers of sterilization services), including fluctuations in the cost and availability of resins and other raw materials, as well as certain components, used in the production or sterilization of our products, transportation constraints and delays, product shortages, energy shortages or increased energy costs, labor shortages in the United States and elsewhere, and increased operating and labor costs; our inability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with our expectations; our ability to manage our ongoing CEO transition; risks relating to the activities of activist stockholders; our inability to effectively execute our restructuring programs; our inability to realize anticipated savings resulting from restructuring plans and programs; the impact of enacted healthcare reform legislation and proposals to amend, replace or repeal the legislation; changes in Medicare, Medicaid and third party coverage and reimbursements; the impact of tax legislation and related regulations; competitive market conditions and resulting effects on revenues and pricing; global economic factors, including currency exchange rates, interest rates, trade disputes, the implementation or threatened implementation of tariffs, sovereign debt issues, and international conflicts and hostilities, such as the ongoing conflicts between Russia and Ukraine and the recent conflict involving the US, Israel, and Iran in the Middle East; public health epidemics and pandemics; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise explicitly stated by us or as required by law or regulation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the information set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.

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
(b) Change in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, contracts, employment and environmental matters. As of March 31, 2026 and December 31, 2025, we had accrued liabilities of $1.0 million and $0.3 million in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Amounts accrued for legal contingencies are often determined based on a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, including as to the timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute, or procedural or jurisdictional issues; there is uncertainty or unpredictability regarding the number of potential claims; there is the potential to achieve comprehensive multi-party settlements; there is complexity regarding related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against us, we do not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, including Part I, Item 1A thereof, you should carefully consider the following factor which could have a material adverse effect on our business, financial condition, results of operations, cash flows or stock price. Other than the risk set forth below, there have been no significant changes in risk factors for the quarter ended March 31, 2026. The risk set forth below and those set forth in the Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, results of operations or stock price.
Our business could be negatively affected as a result of actions by or proposals from activist stockholders, and such activism could impact the trading value of our securities and adversely affect us.
Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as governance changes, financial restructurings, sales of assets and changes to executive and director compensation. On March 27, 2026, Irenic Capital Management L.P. (“Irenic”) issued a press release advocating changes to the composition of our board of directors as well as the engagement of independent advisors in order to facilitate an evaluation of strategic alternatives for our company. In addition to Irenic’s activity, we may be subject to other actions by or proposals from activist stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to these actions or proposals can be costly and time consuming, disrupt our business and operations, and divert the attention of our Board of Directors, management and employees. For example, we have been and may continue to retain the services of various professionals to advise us on stockholder activism matters, including legal, financial and communications advisers, the costs of which may negatively impact our future financial results. Activist stockholders may create perceived uncertainties as to our future direction which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential customers and partners and may affect our relationships with current customers, partners, vendors, investors, and other third parties. In addition, actions of activist stockholders may cause periods of fluctuation in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2026, none of our directors or executive officers entered into, modified or terminated (i) any contracts, instructions or written plans for the sale of purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, or (ii) any non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.		Description

10.1	—	Separation Agreement and Release, dated January 23, 2026, between the Company and Liam Kelly.
10.2	—	Interim CEO Letter Agreement, dated January 7, 2026, between the Company and Stuart A. Randle.
*22	—	List of subsidiary guarantors and guaranteed securities (incorporated by reference to Exhibit 22 to the Company's Annual Report on Form 10-K filed on February 27, 2026).
31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.
32.1	—	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	—
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Cover Page; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2026 and March 30, 2025; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and March 30, 2025; (iv) the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and March 30, 2025; (vi) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2026 and March 30, 2025; and (vii) Notes to Condensed Consolidated Financial Statements.

104.1	—	The cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in inline XBRL (included in Exhibit 101.1).
____________________________________
*Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEFLEX INCORPORATED

By:	/s/ Stuart A. Randle
Stuart A. Randle Interim President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John R. Deren
John R. Deren Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 7, 2026