Form 10-Q
period 2026-06-30
TELEFLEX INC
filed 2026-08-06
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The registrant had 42,372,397 shares of common stock, par value $1.00 per share, outstanding as of August 4, 2026.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 29, 2025	June 30, 2026	June 29, 2025
	(Dollars and shares in thousands, except per share)
Net revenues	$570,332	$442,525	$1,118,594	$856,783
Cost of goods sold	238,625	176,695	479,461	335,522
Gross profit	331,707	265,830	639,133	521,261
Selling, general and administrative expenses	213,515	137,504	439,527	290,419
Research and development expenses	45,122	26,488	89,508	51,783
Restructuring charges, separation costs and impairment charges	246	10,700	17,091	12,122
Income from continuing operations before interest, taxes and loss on extinguishment of debt	72,824	91,138	93,007	166,937
Interest expense	27,953	21,703	53,671	40,240
Interest income	(1,416)	(1,229)	(3,124)	(2,717)
Loss on extinguishment of debt	1,150	—	1,150	—
Income from continuing operations before taxes	45,137	70,664	41,310	129,414
Taxes on income from continuing operations	3,375	2,489	4,386	8,906
Income from continuing operations	41,762	68,175	36,924	120,508
Operating income from discontinued operations	60,254	64,577	57,611	114,637
Taxes on operating income from discontinued operations	2,323	10,172	2,996	17,563
Income from discontinued operations	57,931	54,405	54,615	97,074
Net income	$99,693	$122,580	$91,539	$217,582
Earnings per share:
Basic:
Income from continuing operations	$0.96	$1.54	$0.84	$2.68
Income from discontinued operations	1.33	1.23	1.24	2.15
Net income	$2.29	$2.77	$2.08	$4.83
Diluted:
Income from continuing operations	$0.96	$1.54	$0.84	$2.67
Income from discontinued operations	1.32	1.23	1.24	2.15
Net income	$2.28	$2.77	$2.08	$4.82
Weighted average common shares outstanding
Basic	43,562	44,269	43,908	45,017
Diluted	43,660	44,332	44,014	45,120
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 29, 2025	June 30, 2026	June 29, 2025
	(Dollars in thousands)
Net income	$99,693	$122,580	$91,539	$217,582
Other comprehensive (loss) income, net of tax:
Foreign currency translation, net of tax of $(1,010), $11,390, $1,595, and $18,063 for the three and six month periods, respectively	(18,644)	41,929	(39,499)	68,218
Pension and other postretirement benefit plans adjustment, net of tax of $65, $275, $75 and $463 for the three and six month periods, respectively	(236)	(854)	(305)	(1,457)
Derivatives qualifying as hedges, net of tax of $(38), $191, $(98) and $316 for the three and six month periods, respectively	845	(6,650)	2,294	(8,746)
Other comprehensive (loss) income, net of tax:	(18,035)	34,425	(37,510)	58,015
Comprehensive income	$81,658	$157,005	$54,029	$275,597
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$300,159	$378,564
Accounts receivable, net	364,609	345,583
Inventories	351,912	404,395
Prepaid expenses and other current assets	148,222	150,678
Prepaid taxes	36,458	19,566
Current assets of discontinued operations	674,516	639,552
Total current assets	1,875,876	1,938,338
Property, plant and equipment, net	475,637	498,281
Operating lease assets	77,158	91,817
Goodwill	2,292,435	2,305,050
Intangible assets, net	1,448,669	1,524,150
Deferred tax assets	12,642	12,593
Other assets	120,310	112,984
Non-current assets of discontinued operations	484,051	464,026
Total assets	$6,786,778	$6,947,239
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$87,500	$100,000
Accounts payable	143,292	130,201
Accrued expenses	134,170	117,350
Payroll and benefit-related liabilities	110,214	124,769
Accrued interest	3,558	5,404
Income taxes payable	17,787	18,787
Other current liabilities	88,364	137,195
Current liabilities of discontinued operations	135,494	128,320
Total current liabilities	720,379	762,026
Long-term borrowings	2,720,509	2,541,449
Deferred tax liabilities	146,141	183,749
Noncurrent liability for uncertain tax positions	3,802	3,536
Noncurrent operating lease liabilities	64,540	84,210
Other liabilities	174,899	194,532
Non-current liabilities of discontinued operations	51,974	52,969
Total liabilities	3,882,244	3,822,471
Commitments and contingencies
Total shareholders' equity	2,904,534	3,124,768
Total liabilities and shareholders' equity	$6,786,778	$6,947,239
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2026	June 29, 2025
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$91,539	$217,582
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(54,615)	(97,074)
Depreciation expense	35,620	24,840
Intangible asset amortization expense	67,943	50,668
Deferred financing costs and debt discount amortization expense	2,976	1,705
Loss on extinguishment of debt	1,150	—
Changes in contingent consideration	(2,699)	14,080
Stock-based compensation	12,182	12,287
Asset impairment charge	—	8,117
Gain on non-designated foreign currency forward contracts	—	(83,532)
Deferred income taxes, net	(16,090)	(1,935)
Interest benefit on swaps designated as net investment hedges	(15,422)	(7,484)
Other	3,140	(6,388)
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(23,639)	(26,559)
Inventories	44,252	(13,949)
Prepaid expenses and other assets	12,888	(3,734)
Accounts payable, accrued expenses and other liabilities	(6,053)	(27,643)
Income taxes receivable and payable, net	(14,613)	(70,277)
Net cash provided by (used in) operating activities from continuing operations	138,559	(9,296)
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(32,825)	(51,921)
Payments for businesses and intangibles acquired, net of cash acquired	—	(6,700)
Insurance settlement proceeds	—	9,447
Net payments on swaps designated as net investment hedges	(39,542)	7,612
Purchase of investments	(9,000)	(5,000)
Net cash used in investing activities from continuing operations	(81,367)	(46,562)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	2,350,000	300,000
Reduction in borrowings	(2,175,000)	(55,375)
Repurchase of common stock	(250,000)	(300,000)
Net (payments) proceeds from share based compensation plans and related tax impacts	(5,265)	7,207
Share repurchase excise tax	(2,802)	(1,894)
Payments for contingent consideration	(107)	(112)
Dividends paid	(29,830)	(30,218)
Debt issuance and amendment fees	(13,981)	(2,800)
Net cash used in financing activities from continuing operations	(126,985)	(83,192)
Cash flows from discontinued operations:
Net cash provided by operating activities	4,796	90,131
Net cash used in investing activities	(18,144)	(12,718)
Net cash (used in) provided by discontinued operations	(13,348)	77,413
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(6,420)	17,908
Net decrease in cash, cash equivalents and restricted cash equivalents	(89,561)	(43,729)
Cash, cash equivalents and restricted cash equivalents at the beginning of the period	453,848	327,650
Less: Cash, cash equivalents and restricted cash of discontinued operations	(47,368)	(27,365)
Cash, cash equivalents and restricted cash equivalents at the end of the period	$316,919	$256,556
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2025	48,197	$48,197	$815,813	$3,149,760	$(239,468)	4,002	$(649,534)	$3,124,768
Net loss				(8,154)				(8,154)
Dividends ($0.34 per share)				(15,097)				(15,097)
Other comprehensive loss					(19,475)			(19,475)
Shares issued under compensation plans	—	—	(11,802)			(69)	12,892	1,090
Deferred compensation			1,304			—	—	1,304
Balance at March 31, 2026	48,197	$48,197	$805,315	$3,126,509	$(258,943)	3,933	$(636,642)	$3,084,436
Net income				99,693				99,693
Dividends ($0.34 per share)				(14,875)				(14,875)
Other comprehensive loss					(18,035)			(18,035)
Shares issued under compensation plans	—	—	3,411			(13)	2,148	5,559
Repurchase of common stock			—			1,911	(252,257)	(252,257)
Deferred compensation	6	6	12			—	(5)	13
Balance at June 30, 2026	48,203	$48,203	$808,738	$3,211,327	$(276,978)	5,831	$(886,756)	$2,904,534

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2024	48,096	$48,096	$781,184	$4,115,870	$(316,669)	1,822	$(350,341)	$4,278,140
Net income				95,002				95,002
Dividends ($0.34 per share)				(15,244)				(15,244)
Other comprehensive income					23,590			23,590
Shares issued under compensation plans	95	95	7,537			(31)	7,108	14,740
Repurchase of common stock			(60,000)			1,725	(242,400)	(302,400)
Deferred compensation			1,336			—	—	1,336
Balance at March 30, 2025	48,191	$48,191	$730,057	$4,195,628	$(293,079)	3,516	$(585,633)	$4,095,164
Net income				122,580				122,580
Dividends ($0.34 per share)				(15,078)				(15,078)
Other comprehensive income					34,425			34,425
Shares issued under compensation plans	6	6	5,526			(5)	873	6,405
Repurchase of common stock			64,450			493	(65,094)	(644)
Deferred compensation	—	—	16			—	—	16
Balance at June 29, 2025	48,197	$48,197	$800,049	$4,303,130	$(258,654)	4,004	$(649,854)	$4,242,868

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
For the periods ended prior to and including December 31, 2025, our fiscal calendar consisted of a modified 5-4-4 calendar, reflecting a fiscal year ending on December 31. Beginning on January 1, 2026, we transitioned to a calendar month-based fiscal calendar, which we applied on a prospective basis. The year end reporting date remains unchanged. While the change will impact year-over-year comparability for fiscal quarters, the effect was not considered to be significant to require adjustments to prior operating results. We believe this transition offers significant benefits, including enhanced quarter-over-quarter comparability on a forward-looking basis and improved alignment with peer companies.
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
Supplemental balance sheet information
Cash, cash equivalents, and restricted cash equivalents consisted of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$300,159	$378,564
Restricted cash equivalents in prepaid and other current assets (1)	14,700	14,700
Restricted cash equivalents in other assets (1)	2,060	9,416
Total cash, cash equivalents and restricted cash equivalents	$316,919	$402,680
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 2 — Recently issued accounting standards
In November 2024, the FASB issued new guidance designed to enhance disclosures regarding the nature of expenses included in the income statement. The guidance requires tabular disclosures that disaggregate information about prescribed expense categories within relevant income statement expense captions. The guidance is effective for all fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. The new standard can be adopted on a prospective basis with an option to be adopted retrospectively, and early adoption is permitted. We are currently evaluating this guidance to determine its impact on our consolidated financial statements.
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
Note 3 — Net revenues
We primarily generate revenue from the sale of single-use disposable medical devices. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this occurs upon the transfer of control of the products. Generally, transfer of control to the customer occurs at the point in time when our products are shipped from the manufacturing or distribution facility. We market and sell products through our direct sales force and distributors to hospitals and healthcare providers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. Payment is generally due 30 days from the date of invoice.
The following table disaggregates revenue by global product category for the three and six months ended June 30, 2026 and June 29, 2025.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 29, 2025	June 30, 2026	June 29, 2025
Vascular	$246,337	$225,908	$483,149	$445,039
Interventional	211,874	113,853	416,530	214,004
Surgical	112,121	102,764	218,915	197,740
Net revenues (1)	$570,332	$442,525	$1,118,594	$856,783
(1)    The product categories listed above are presented on a global basis, while our reportable segments are defined based on the geographic location of its operations.
Note 4 — Acquisition
In the third quarter of 2025, we completed the acquisition of substantially all of the Vascular Intervention business of BIOTRONIK SE & Co. KG (the "VI Business"). The acquisition adds a broad suite of coronary and peripheral medical devices, such as drug-coated balloons, stents, and balloon catheters, which complements our interventional product portfolio. Under the terms of the acquisition agreement, we acquired the VI Business for a net cash payment of €704.3 million, or $825.2 million, subject to certain working capital and other customary adjustments.
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
The measurement period related to this acquisition expired on June 30, 2026, the last day of the second quarter, and as a result, any subsequent adjustments to the consideration transferred will be recognized in the reporting period in which they are settled.
Note 5 — Discontinued operations
In February 2025, we announced our intention to undertake a strategic transformation of the organization. In accordance with this strategy, on December 9, 2025, we announced that we had entered into definitive agreements, which were approved at the same time by our Board of Directors, to sell our Acute Care and Interventional Urology (also referred to as "IU") businesses to Intersurgical® Ltd and our OEM business to Montagu and Kohlberg (collectively referred to as the "Strategic Divestitures"). The combined total consideration from the Strategic Divestitures is $2.0 billion in cash, consisting of expected proceeds of $1.5 billion for our OEM business and $530 million for our Acute Care and IU businesses.
On August 3, 2026, we completed the sale of the OEM business. For additional information regarding the sale of the OEM business, see Note 16, Subsequent events. The sale of the Acute Care and IU businesses is currently anticipated to be completed in the fourth quarter of 2026, subject to customary closing conditions, including receipt of regulatory approvals and other closing conditions.
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
The following table summarizes the financial results of our discontinued operations for the three and six months ended June 30, 2026 and June 29, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 29, 2025	June 30, 2026	June 29, 2025
Net revenues	$318,767	$338,364	$602,584	$624,775
Cost of goods sold	158,968	173,109	305,876	325,512
Gross profit	159,799	165,255	296,708	299,263
Selling, general and administrative expenses	74,368	77,582	140,553	147,510
Research and development expenses	17,339	12,033	31,608	23,142
Restructuring charges, separation costs and impairment charges (1)	7,911	11,472	67,059	14,805
Interest expense	9	5	63	12
Interest income	(82)	(414)	(186)	(843)
Income from discontinued operations before income taxes	60,254	64,577	57,611	114,637
Income tax expense	2,323	10,172	2,996	17,563
Income from discontinued operations	$57,931	$54,405	$54,615	$97,074
(1) For the three and six months ended June 30, 2026, we incurred separation costs of $29.0 million and $59.2 million, respectively, primarily related to consulting, legal, tax and other professional advisory services associated with the Strategic Divestitures. Additionally, we remeasured the valuation allowance related to the Acute Care and IU businesses component of the Strategic Divestitures, which resulted in a gain of $21.1 million for the three months ended June 30, 2026 and a charge of $7.9 million for the six months ended June 30, 2026. See below for further detail. For the three and six months ended June 29, 2025, we incurred separation costs of $11.6 million and $14.8 million, respectively.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the carrying amounts of the major classes of assets and liabilities classified as discontinued operations in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$47,368	$51,168
Accounts receivable, net	242,618	225,326
Inventories	365,963	343,183
Prepaid expenses and other current assets	18,567	19,875
Current assets of discontinued operations	674,516	639,552
Property, plant and equipment, net	241,534	214,426
Operating lease assets	20,269	21,213
Goodwill	112,010	112,010
Intangible assets, net	832,571	832,626
Deferred tax assets	27,411	27,928
Other assets	5,220	2,893
Valuation allowance on disposal group classified as held for sale	(754,964)	(747,070)
Assets of discontinued operations	$1,158,567	$1,103,578
LIABILITIES
Accounts payable	$38,806	$37,478
Accrued expenses	32,351	29,629
Payroll and benefit-related liabilities	43,597	52,248
Other current liabilities	20,740	8,965
Current liabilities of discontinued operations	135,494	128,320
Deferred tax liabilities	31,638	31,801
Non-current operating lease liability	16,645	17,839
Other non-current liabilities	3,691	3,329
Liabilities of discontinued operations	$187,468	$181,289
Assets and liabilities classified as held for sale are measured at the lower of carrying value or fair value less costs to sell and as a result, we recognized a valuation allowance for the excess of the carrying value over the fair value less cost to sell for the Acute Care and IU businesses component of the Strategic Divestitures. As of June 30, 2026, we remeasured the valuation allowance and as a result we recognized a $21.1 million decrease to the valuation allowance for the three months ended June 30, 2026. For the six months ended June 30, 2026, we recognized a $7.9 million increase to the valuation allowance. The adjustments to the valuation allowance were recorded within Restructuring charges, separation costs and impairment charges in the summarized results of operations of discontinued operations.
Cash flows attributable to discontinued operations are included in the condensed consolidated statements of cash flows. Significant non-cash operating and investing activities attributable to discontinued operations consisted of the following:

	Six Months Ended
	June 30, 2026	June 29, 2025
Depreciation expense	$—	$12,743
Intangible asset amortization expense	—	44,792
Impairment charges	7,894	—
Expenditures for property, plant and equipment	18,144	12,718

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 6 — Restructuring charges, separation costs and impairment charges
Restructuring charges recognized for the three and six months ended June 30, 2026 and June 29, 2025 consisted of the following:

Three Months Ended June 30, 2026
	Termination Benefits	Other Costs (1)	Total
Strategic Divestitures restructuring plan	$219	$—	$219
VI Business integration plan	4	(1)	3
Other restructuring programs (2)	—	24	24
Restructuring charges	$223	$23	$246

Three Months Ended June 29, 2025
	Termination Benefits	Other Costs (1)	Total
2024 Footprint realignment plan	$1,066	$54	$1,120
2023 Footprint realignment plan	87	—	87
Other restructuring programs (2)	35	11	46
Restructuring charges	1,188	65	1,253
Asset impairment charges (3)	—	8,117	8,117
Separation costs (4)	—	1,330	1,330
Restructuring charges, separation costs and impairment charges	$1,188	$9,512	$10,700

Six Months Ended June 30, 2026
	Termination Benefits	Other Costs (1)	Total
Strategic Divestitures restructuring plan	$17,288	$—	$17,288
VI Business integration plan	(252)	2	(250)
Other restructuring programs (2)	(26)	79	53
Restructuring charges	$17,010	$81	$17,091

Six Months Ended June 29, 2025
	Termination Benefits	Other Costs (1)	Total
2024 Footprint realignment plan	$2,131	$92	$2,223
2023 Footprint realignment plan	330	2	332
Other restructuring programs (2)	82	38	120
Restructuring charges	2,543	132	2,675
Asset impairment charges (3)	—	8,117	8,117
Separation costs (4)	—	1,330	1,330
Restructuring charges, separation costs and other impairment charges	$2,543	$9,579	$12,122
(1) Other costs include facility closure, contract termination and other exit costs.
(2) Primarily includes activity related to restructuring plans substantially completed in prior periods.
(3) For the three and six months ended June 29, 2025, we recognized impairment charges primarily related to our cessation of occupancy at certain leased facilities.
(4) Represents indirect expenses related to the Strategic Divestitures, including activities to prepare the businesses for divestiture and maintain continuity through the separation process.

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

Strategic Divestitures restructuring plan
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
We expect the majority of the restructuring and restructuring related charges to result in future cash outlays, of which an estimated $15.0 million to $19.0 million are expected to occur during 2026.
For the three and six months ended June 30, 2026, we incurred $8.7 million and $16.3 million, respectively, under the Strategic Divestitures restructuring plan in restructuring related charges, all of which were recognized in selling, general and administrative costs.
As of June 30, 2026, we had a restructuring reserve of $15.7 million related to this plan, all of which related to termination benefits.
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
We expect all the restructuring and restructuring related charges will result in future cash outlays. Additionally, we expect to incur $5.0 million to $7.0 million in aggregate capital expenditures under the VI Business integration plan.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

For the three and six months ended June 30, 2026, we incurred $0.4 million and $1.1 million, respectively, under the VI Business integration plan in restructuring related charges, most of which were recognized in cost of goods sold. As of June 30, 2026, we have incurred aggregate restructuring charges in connection with the VI Business integration plan of $21.0 million. In addition, as of June 30, 2026, we have incurred aggregate restructuring related charges of $1.4 million with respect to the VI Business integration plan, consisting of certain costs that principally resulted from the transfer of manufacturing operations to new locations.
As of June 30, 2026, we had a restructuring reserve of $15.0 million related to this plan, all of which related to termination benefits.
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
For the three and six months ended June 30, 2026, we incurred $0.6 million and $1.1 million, respectively, under the 2023 Footprint realignment plan in restructuring related charges, all of which were recognized in cost of goods sold. As of June 30, 2026, we have incurred aggregate restructuring charges in connection with the 2023 Footprint realignment plan of $3.0 million. In addition, as of June 30, 2026, we have incurred aggregate restructuring related charges of $6.5 million with respect to the 2023 Footprint realignment plan, consisting of certain costs that principally resulted from the transfer of manufacturing operations to new locations.
As of June 30, 2026, we had a restructuring reserve of $2.0 million related to this plan, all of which related to termination benefits.
Note 7 — Inventories
Inventories as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Raw materials	$92,678	$90,008
Work-in-process	49,326	54,368
Finished goods	209,908	260,019
Inventories	$351,912	$404,395

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 8 — Goodwill and other intangible assets
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment for the six months ended June 30, 2026:

	Americas	EMEA	Asia	Total
December 31, 2025	$1,387,298	$669,112	$248,640	$2,305,050
Goodwill related to acquisitions	—	990	1,108	2,098
Currency translation adjustment	453	(15,089)	(77)	(14,713)
June 30, 2026	$1,387,751	$655,013	$249,671	$2,292,435
The gross carrying amount of, and accumulated amortization relating to, intangible assets as of June 30, 2026 and December 31, 2025 were as follows:

	Gross Carrying Amount		Accumulated Amortization
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Customer relationships	$1,204,559	$1,209,683	$(578,478)	$(549,856)
In-process research and development	6,417	6,417	—	—
Intellectual property	1,268,212	1,272,532	(747,155)	(712,848)
Distribution rights	10,883	11,036	(10,787)	(10,939)
Trade names	348,555	349,814	(53,537)	(51,689)
Non-compete agreements	19,839	19,858	(19,839)	(19,858)
	$2,858,465	$2,869,340	$(1,409,796)	$(1,345,190)
Note 9 — Borrowings
Our borrowings at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Senior Credit Facility (at a rate of 4.96% at June 30, 2026):
Revolving credit facility	$550,000	$425,000
Term A-1 loan facility	500,000	450,000
Term A-2 loan facility	700,000	700,000
4.625% Senior Notes due 2027	—	500,000
4.250% Senior Notes due 2028	500,000	500,000
5.875% Senior Notes due 2032	500,000	—
Securitization program, at a rate of 4.50% at June 30, 2026	75,000	75,000
	2,825,000	2,650,000
Less: Unamortized debt issuance costs	(16,991)	(8,551)
	2,808,009	2,641,449
Current portion of borrowings	(87,500)	(100,000)
Long-term borrowings	$2,720,509	$2,541,449
Senior credit facility
On May 26, 2026, we entered into a new Credit Agreement (the “Credit Agreement”), which effectuated the refinancing of the Company’s previously existing credit agreement evidenced in that certain Third Amended and Restated Credit Agreement, dated as of November 4, 2022 (as amended prior to the date hereof). The Credit Agreement provides for, among other things, a five-year revolving credit facility of $1.0 billion, a term A-1 loan facility of $500.0 million and a term A-2 loan facility of $700.0 million. The obligations under the Credit Agreement are guaranteed (subject to certain exceptions and limitations) by substantially all of our material domestic subsidiaries. The obligations under the Credit Agreement are secured, subject to certain exceptions and limitations, by a lien on

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

substantially all of the assets owned by us and each guarantor. The maturity dates of the revolving credit facility and the term A-1 loan facility under the Credit Agreement are May 26, 2031. The maturity date of the term A-2 loan facility under the Credit Agreement is May 26, 2028.
At our option, loans under the Credit Agreement will bear interest at a rate equal to Term SOFR plus an applicable margin ranging from 1.125% to 2.00% or at an alternate base rate, which is defined as the highest of (i) the “Prime Rate” in the U.S. last quoted by The Wall Street Journal, (ii) 0.50% above the greater of the federal funds rate and the rate comprised of both overnight federal funds and overnight eurodollar transactions denominated in Dollars and (iii) 1.00% above the Term SOFR Rate for a one-month interest period, plus an applicable margin ranging from 0.125% to 1.00%, in each case subject to adjustments based on our total net leverage ratio or our corporate family rating. Overdue loans will bear interest at the rate otherwise applicable to such loans plus 2.00%.
The Credit Agreement contains customary representations and warranties and covenants that, in each case, subject to certain exceptions, qualifications and thresholds, (a) place limitations on us and our subsidiaries regarding the incurrence of additional indebtedness, additional liens, fundamental changes, dispositions of property, investments and acquisitions, dividends and other restricted payments, transactions with affiliates, restrictive agreements, changes in lines of business and swap agreements, and (b) require us and our subsidiaries to comply with sanction laws and other laws and agreements, to deliver financial information and certain other information and give notice of certain events, to maintain their existence and good standing, to pay their other obligations, to permit the administrative agent and the lenders to inspect their books and property, to use the proceeds of our Credit Agreement only for certain permitted purposes and to provide collateral in the future. Subject to certain exceptions, we are required to maintain a maximum total net leverage ratio of 4.50 to 1.00. We are further required to maintain a minimum interest coverage ratio of 3.00 to 1.00.
We capitalized transaction fees of $5.9 million, including underwriters' discounts and commissions, incurred in connection with the Credit Agreement refinancing.
5.875% Senior Notes due 2032
On June 15, 2026, we issued $500.0 million of 5.875% Senior Notes due 2032 (the "2032 Notes"). We pay interest on the 2032 Notes semi-annually on January 15 and July 15, commencing on January 15, 2027, at a rate of 5.875% per year. The 2032 Notes mature on January 15, 2032 unless earlier redeemed at our option, as described below, or purchased at the holder’s option under specified circumstances following a Change of Control or Event of Default (each as defined in the indenture related to the 2032 Notes), coupled with a downgrade in the ratings of the 2032 Notes, or upon our election to exercise our optional redemption rights, as described below.
Our obligations under the 2032 Notes are fully and unconditionally guaranteed, jointly and severally, by each of our existing and future 100% owned domestic subsidiaries that is a guarantor or other obligor under the Credit Agreement and by certain of our other 100% owned domestic subsidiaries.
At any time on or after January 15, 2029, we may, on one or more occasions, redeem some or all of the 2032 Notes at a redemption price of 102.938% of the principal amount of the 2032 Notes subject to redemption, declining, in annual increments of 1.469%, to 100% of the principal amount on January 15, 2031, plus accrued and unpaid interest. In addition, at any time prior to January 15, 2029, we may, on one or more occasions, redeem some or all of the 2032 Notes at a redemption price equal to 100% of the principal amount of the 2032 Notes redeemed, plus a “make-whole” premium and any accrued and unpaid interest. The “make-whole” premium is the greater of (a) 1.0% of the principal amount of the 2032 Notes subject to redemption or (b) the excess, if any, over the principal amount of the 2032 Notes, of the present value, on the redemption date, of the sum of (i) the January 15, 2029, optional redemption price plus (ii) all required interest payments on the 2032 Notes through January 15, 2029 (other than accrued and unpaid interest to the redemption date), generally computed using a discount rate equal to the yield to maturity of U.S. Treasury securities with a constant maturity for the period most nearly equal to the period from the redemption date to January 15, 2029 (unless the period is less than one year, in which case the weekly average yield on traded U.S. Treasury securities adjusted to a constant maturity of one year will be used), plus 50 basis points.
In addition, at any time prior to January 15, 2029, we may, on one or more occasions, redeem up to 40% of the aggregate principal amount of the 2032 Notes, using the proceeds of specified types of our equity offerings and subject to specified conditions, at a redemption price equal to 105.875% of the principal amount of the 2032 Notes redeemed, plus accrued and unpaid interest.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The indenture relating to the 2032 Notes contains covenants that, among other things, limit or restrict our ability, and the ability of our subsidiaries, to create liens; merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; and enter into sale leaseback transactions.
We capitalized transaction fees of $9.9 million, including underwriters’ discounts and commissions incurred in connection with the offering of the 2032 Notes. We used the net proceeds from the offering, together with cash on hand, to fund the redemption of our 4.625% Senior Notes due 2027. In connection with the redemption, we recognized a loss on extinguishment of debt of $1.2 million due to the write-off of unamortized deferred financing costs.
Note 10 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We typically enter into the non-designated foreign currency forward contracts for periods consistent with our currency translation exposures, which generally approximate one month. For the three and six months ended June 30, 2026, we recognized losses of $4.6 million and $7.4 million, respectively, from non-designated foreign currency forward contracts within selling, general and administrative expenses. For the three and six months ended June 29, 2025, we recognized gains of $63.8 million and $86.4 million, respectively, within selling, general and administrative expenses primarily related to non-designated foreign currency forward contracts entered into to economically hedge against the foreign currency exposure associated with the cash consideration to complete the VI acquisition.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of June 30, 2026 and December 31, 2025 was $370.3 million and $262.5 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of June 30, 2026 and December 31, 2025 was $309.2 million and $284.8 million, respectively. All open foreign currency forward contracts as of June 30, 2026 have durations of 12 months or less.
Cross-currency interest rate swaps
On September 30, 2025, we executed cross-currency swap agreements with five different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate (the "September 2025 Cross-currency swap agreements"). Under the September 2025 Cross-currency swap agreements, we have notionally exchanged $500 million at an annual interest rate of 4.63% for €474.7 million at an annual interest rate of 2.77%. On March 4, 2026, the agreements related to our September 2025 Cross-currency swap matured resulting in a net cash settlement payment of $53.5 million, inclusive of interest proceeds. Concurrently, on March 4, 2026, we executed two separate cross-currency swap agreements set to mature on March 3, 2028, to hedge against the effect of variability in the U.S. dollar to euro exchange rate (the "2026 Euro Cross-currency swap agreements"). Each of the 2026 Euro Cross-currency swap agreements had a notional amount of $50 million and was designated as a net investment hedge. The 2026 Euro Cross-currency swap agreements include two different financial institution counterparties and notionally exchanged $100 million for €85.4 million, reflecting an average annual interest rate benefit of 1.21%.
On August 18, 2025, we executed two separate cross-currency swap agreements set to mature on August 20, 2030 and August 20, 2032, respectively, to hedge against the effect of variability in the U.S. dollar to Swiss Franc (CHF) exchange rate (the "2025 Cross-currency swap agreements"). Each of the 2025 Cross-currency swap agreements had a notional amount of $300 million and was designated as a net investment hedge. The 2025 Cross-currency swap agreements expiring in 2030 include six different financial institution counterparties and notionally exchanged $300 million for CHF 242.4 million at an annual interest rate of 3.15%. The 2025 Cross-currency swap agreements expiring in 2032 include four different financial institution counterparties and notionally exchanged $300 million for CHF 242.5 million at an annual interest rate of 3.02%. For additional information regarding the 2025 Cross-currency swap agreements, see Note 16, Subsequent events.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI"). The following table summarizes the foreign exchange gains and losses recognized within AOCI and the interest benefit recognized within interest expense related to cross-currency swaps for the three and six months ended June 30, 2026 and June 29, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 29, 2025	June 30, 2026	June 29, 2025
Foreign exchange gain (loss)	$(3,392)	$(61,063)	$9,346	$(83,563)
Interest benefit	7,117	3,245	15,422	7,484
Balance sheet presentation
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative instruments as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Asset derivatives:
Designated foreign currency forward contracts	$2,460	$3,563
Non-designated foreign currency forward contracts	163	279
Cross-currency interest rate swaps	23,781	26,260
Prepaid expenses and other current assets	26,404	30,102
Cross-currency interest rate swaps	2,922	1,777
Other assets	2,922	1,777
Total asset derivatives	$29,326	$31,879
Liability derivatives:
Designated foreign currency forward contracts	$2,110	$1,170
Non-designated foreign currency forward contracts	813	624
Cross-currency interest rate swaps	15,553	56,321
Other current liabilities	18,476	58,115
Cross-currency interest rate swaps	48,478	76,139
Other liabilities	48,478	76,139
Total liability derivatives	$66,954	$134,254
See Note 12 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax. There was no ineffectiveness related to our cash flow hedges during the three and six months ended June 30, 2026 and June 29, 2025.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Trade receivables
The allowance for credit losses as of June 30, 2026 and December 31, 2025 was $4.4 million and $4.0 million, respectively. The current portion of the allowance for credit losses, which was $3.2 million and $2.6 million as of June 30, 2026 and December 31, 2025, respectively, was recognized as a reduction of accounts receivable, net.
Note 11 — Fair value measurement
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	Total carrying value at June 30, 2026	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$26,443	$26,443	$—	$—
Derivative assets	29,326	—	29,326	—
Derivative liabilities	66,954	—	66,954	—
Contingent consideration liabilities	47,412	—	—	47,412

	Total carrying value at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Investments in marketable securities	$32,830	$32,830	$—	$—
Derivative assets	31,879	—	31,879	—
Derivative liabilities	134,254	—	134,254	—
Contingent consideration liabilities	50,218	—	—	50,218
Valuation Techniques
Our financial assets valued based upon Level 1 inputs consist of investments in marketable securities, including money market funds. The investment assets are valued using quoted market prices.
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
Our financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration arrangements pertaining to our acquisitions. Our primary non-recurring fair value estimates, which utilize Level 3 inputs, typically include the following: business acquisitions (Note 4) and asset impairments (Note 6).
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information regarding changes in our contingent consideration liabilities for the six months ended June 30, 2026:

Contingent consideration
Balance – December 31, 2025	$50,218
Payments	(107)
Revaluations	(2,699)
Balance – June 30, 2026 (1)	$47,412
(1)    As of June 30, 2026, the liability consisted largely of the estimated contingent consideration associated with our 2023 acquisition of Palette Life Sciences AB ("Palette"). Timing of payment is contingent on the resolution of the legal matters discussed in Note 14.
Note 12 — Shareholders' equity
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
The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 29, 2025	June 30, 2026	June 29, 2025
Basic	43,562	44,269	43,908	45,017
Dilutive effect of share-based awards	98	63	106	103
Diluted	43,660	44,332	44,014	45,120
The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share was 1.3 million for the three and six months ended June 30, 2026 and 1.5 million and 1.3 million for the three and six months ended June 29, 2025, respectively.
On December 9, 2025, the Board of Directors authorized a share repurchase program for up to $1 billion of our common stock. During the three months ended June 30, 2026, as part of the share repurchase program, we repurchased 1.9 million shares of our common stock for $250.0 million through open market transactions at an average price per share of $130.85. As of June 30, 2026, we had $750.0 million remaining available under the authorization.
The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2026 and June 29, 2025:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2025	$1,695	$4,007	$(245,170)	$(239,468)
Other comprehensive (loss) income before reclassifications	2,893	(696)	(39,499)	(37,302)
Amounts reclassified from accumulated other comprehensive income	(599)	391	—	(208)
Net current-period other comprehensive (loss) income	2,294	(305)	(39,499)	(37,510)
Balance as of June 30, 2026	$3,989	$3,702	$(284,669)	$(276,978)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2024	$1,839	$1,838	$(320,346)	$(316,669)
Other comprehensive (loss) income before reclassifications	(9,210)	(2,090)	68,218	56,918
Amounts reclassified from accumulated other comprehensive income	464	633	—	1,097
Net current-period other comprehensive (loss) income	(8,746)	(1,457)	68,218	58,015
Balance as of June 29, 2025	$(6,907)	$381	$(252,128)	$(258,654)
The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses/(gains) in accumulated other comprehensive (loss)/income into (income)/expense, net of tax, for the three and six months ended June 30, 2026 and June 29, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 29, 2025	June 30, 2026	June 29, 2025
(Gains) Loss on foreign exchange contracts:
Cost of goods sold	$(815)	$(1,231)	$(590)	$357
Total before tax	(815)	(1,231)	(590)	357
Taxes	22	(9)	(9)	107
Net of tax	(793)	(1,240)	(599)	464
Pension and other postretirement benefit items (1):
Actuarial (gains) losses	18	15	36	39
Prior-service costs	231	385	462	770
Total before tax	249	400	498	809
Tax benefit	(51)	(87)	(107)	(176)
Net of tax	198	313	391	633
Total reclassifications, net of tax	$(595)	$(927)	$(208)	$1,097
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans.
Note 13 — Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	June 30, 2026	June 29, 2025	June 30, 2026	June 29, 2025
Effective income tax rate	7.5%	3.5%	10.6%	6.9%
The effective income tax rate for the three and six months ended June 30, 2026 reflects income tax benefits associated with the Strategic Divestitures restructuring plan and the VI Business integration plan. Additionally, the effective income tax rate for the six months ended June 30, 2026 reflects a net cost related to share-based compensation. The effective income tax rate for the three and six months ended June 29, 2025 reflects a non-taxable favorable adjustment incurred in relation to foreign currency exchange rates, largely stemming from non-designated foreign currency forward contracts designed to hedge against the cash consideration for the VI Business acquisition. The effective income tax rates for all periods reflect a tax benefit from research and development tax credits.
A significant number of jurisdictions, including EU member states, have enacted legislation to establish a 15% global minimum tax in accordance with both the established Pillar Two framework and guidance subsequently published by the Organization for Economic Co-operation and Development (the "OECD"). On January 5, 2026, the OECD/G20 released the Side-by-Side package ("SbS"), implemented as administrative guidance and modifying the operation of Pillar Two rules. The SbS package introduces simplifications and new safe harbors for U.S. and other

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

multinational companies where domestic and international tax systems meet robust requirements to coexist with Pillar Two. Such safe harbor would fully exempt U.S.-parented groups from the application of two of the three Pillar Two top up taxes.
The SbS package is expected to be available for fiscal years beginning on or after January 1, 2026. However, the safe harbors are not self‑executing and require domestic legislation by each Inclusive Framework member, subject to local legislative processes and timelines, as well as potential European Union ("EU") guidance related to the EU Minimum Tax Directive. The SbS package did not have a material impact on our results of operations during the first six months of 2026. We continue to monitor ongoing developments and assess the potential impact of the SbS package on our 2026 results of operations and future cash tax obligations.
The SbS package also extends the current Transitional Country-by-Country Reporting (CbCR) Safe Harbor by one year, through the end of fiscal year 2027.
Note 14 — Commitments and contingent liabilities
Environmental: We are subject to contingencies as a result of environmental laws and regulations that in the future may require us to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by us or other parties. Much of this liability results from the U.S. Comprehensive Environmental Response, Compensation and Liability Act, often referred to as Superfund, the U.S. Resource Conservation and Recovery Act and similar state laws. These laws require us to undertake certain investigative and remedial activities at sites where we conduct or once conducted operations or at sites where Company-generated waste was disposed.
Remediation activities vary substantially in duration and cost from site to site. The nature of these activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At June 30, 2026, we have recorded $0.6 million and $3.2 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of June 30, 2026. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.
Legal matters: We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, commercial disputes, acquisition and divestiture related matters, contracts, employment, environmental and other matters. As of June 30, 2026, we have recorded accrued liabilities of $0.7 million in connection with such contingencies, representing our best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters. Amounts accrued for legal contingencies are often determined based on a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, including as to the timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute, or procedural or jurisdictional issues; there is uncertainty or unpredictability regarding the number of potential claims; there is the potential to achieve comprehensive multi-party settlements; there is complexity regarding related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against us, we do not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In April 2026, we entered into a settlement agreement with another medical device company to resolve a litigation matter involving alleged infringement of patents held by Teleflex. Pursuant to the terms of the agreement, we received $25.0 million in monetary consideration in connection with the settlement, which was recognized as a gain and is reflected within selling, general and administrative expenses within the condensed consolidated statements of income for the three and six months ended June 30, 2026. The settlement fully resolves the litigation, with no admission of liability by the other medical device company or by Teleflex.
Other: In 2015, the Italian parliament enacted legislation that, among other things, imposed a “payback” measure on medical device companies that supply goods and services to the Italian National Healthcare System. Under the measure, companies are required to make payments to the Italian government if medical device expenditures in a given year exceed regional expenditure ceilings established for that year. The payment amounts are calculated based on the amount by which the regional ceilings for the given year were exceeded. In response to decrees issued by the Italian Ministry of Health, the various Italian regions issued invoices to medical device companies, including Teleflex, under the payback measure in the fourth quarter of 2022 seeking payment with respect to excess expenditures for the years 2015 through 2018. Following the issuance of the invoices, we and numerous other medical device companies filed appeals with the Italian administrative courts challenging the enforceability of the payback measure, primarily on the basis that the law was unconstitutional. The Italian administrative courts referred the question regarding the constitutionality of the law to the Italian Constitutional Court, which in July 2024, issued a ruling upholding the law as constitutional. In August 2025, the Italian parliament enacted a modification to the previously enacted legislation that reduced the payment amounts due from the affected companies, including Teleflex, to approximately 25% of the amounts originally invoiced for the years 2015 through 2018. Payment of the reduced amount precludes the pursuit of further legal action related to the obligation to pay the amounts relating to such years. Following the modification in legislation in 2025, we remitted payments to the related regions to settle obligations for the years 2015 through 2018 and recorded an adjustment to our reserve calculations for the years 2019 through 2025. As of June 30, 2026, our reserve related to this matter was $21.5 million.
As part of our acquisition of Palette in 2023, the assets of which are included within the Strategic Divestitures, we identified certain foreign tax liabilities that had not been properly recognized and paid by Palette prior to our acquisition. We will retain these liabilities following the Strategic Divestitures. As part of our acquisition accounting, we have established a liability of $4.6 million, representing our best estimate of the outstanding tax liabilities including interest as of June 30, 2026. In February 2024, we requested the relevant foreign tax authority to reassess Palette’s previously filed tax returns for the related periods. In April 2025, we received a notice from the tax authority indicating our request may be subject to challenge. In October 2025, we received a decision denying our request for reassessment. We strongly disagree with the tax authority’s decision and in December 2025, we renewed our reassessment request. In November 2025, we received a notice of audit from the foreign tax authority for tax years 2023 and 2024, which years are not part of the reassessment request. We are working with the tax authority to resolve the matter and intend to defend the position stated in our reassessment requests vigorously. If we are unsuccessful in resolving the matter with the tax authority, we may be required to pay an amount in excess of our current established liability, which could be material.
In April 2026, a complaint was filed against Teleflex in the Superior Court of the State of Delaware in connection with our 2023 acquisition of Palette. The complaint asserts claims by the former shareholders of Palette for alleged breach of the applicable stock purchase agreement and seeks, among other things, payment of contingent consideration, consisting of Milestone Payments of $46.7 million (refer to Note 11, Fair value measurement, for additional information pertaining to our contingent consideration liabilities, which includes the aforementioned Milestone Payments), as well as damages, interest and attorneys’ fees. The matter involves, in part, disputes regarding indemnification rights over certain tax-related matters and, to the extent of any losses suffered by Teleflex with respect to these matters, Teleflex’s right under the stock purchase agreement to withhold and offset any such losses against the amounts payable as Milestone Payments. We deny any allegations of wrongdoing asserted in this complaint and plan to vigorously defend against these claims. At this time, we are unable to determine whether we will be required to make payment of all or any portion of the Milestone Payments or reasonably estimate a range of possible loss, if any, resulting from this litigation.
Tax audits and examinations: We are routinely subject to tax examinations by various tax authorities. As of June 30, 2026, the most significant tax examinations in process were in Germany, the United States and Sweden. We may establish reserves with respect to our uncertain tax positions, after we adjust the reserves to address

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

developments with respect to our uncertain tax positions, including developments in these tax examinations. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.
Note 15 — Segment information
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
The following tables present our segment results for the three and six months ended June 30, 2026 and June 29, 2025:

	Three Months Ended June 30, 2026
	Americas	EMEA	Asia	Segment Total
Net revenues	$348,838	$145,531	$75,963	$570,332
Cost of goods sold	116,520	56,025	30,926	203,471
Research and development expenses	12,976	26,333	3,509	42,818
Selling, general and administrative expenses	77,056	54,780	26,514	158,350
Segment operating profit (1)	$142,286	$8,393	$15,014	$165,693

	Three Months Ended June 29, 2025
	Americas	EMEA	Asia	Segment Total
Net revenues	$305,055	$89,852	$47,618	$442,525
Cost of goods sold	109,555	35,130	20,386	165,071
Research and development expenses	11,477	7,836	4,965	24,278
Selling, general and administrative expenses	74,914	29,207	17,789	121,910
Segment operating profit (1)	$109,109	$17,679	$4,478	$131,266

	Six Months Ended June 30, 2026
	Americas	EMEA	Asia	Segment Total
Net revenues	$681,491	$292,209	$144,894	$1,118,594
Cost of goods sold	230,681	115,551	56,322	402,554
Research and development expenses	27,221	50,833	6,590	84,644
Selling, general and administrative expenses	150,832	105,198	51,207	307,237
Segment operating profit (1)	$272,757	$20,627	$30,775	$324,159

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended June 29, 2025
	Americas	EMEA	Asia	Segment Total
Net revenues	$594,781	$172,491	$89,511	$856,783
Cost of goods sold	211,301	69,601	37,129	318,031
Research and development expenses	23,251	14,708	9,331	47,290
Selling, general and administrative expenses	133,672	57,148	34,026	224,846
Segment operating profit (1)	$226,557	$31,034	$9,025	$266,616
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

	Three Months Ended		Six Months Ended
	June 30, 2026	June 29, 2025	June 30, 2026	June 29, 2025
Reconciliation of segment operating profit measure
Segment operating profit	$165,693	$131,266	$324,159	$266,616
Other unallocated expenses (1)	92,623	29,428	214,061	87,557
Restructuring charges, separation costs and impairment charges	246	10,700	17,091	12,122
Income from continuing operations before interest, taxes and loss on extinguishment of debt	$72,824	$91,138	$93,007	$166,937
(1)Other unallocated expenses include expenses within costs of goods sold, research and development and selling, general and administrative costs and primarily consist of manufacturing variances other than fixed manufacturing cost absorption variances and unallocated corporate function expenses.

	Three Months Ended		Six Months Ended
Depreciation and amortization	June 30, 2026	June 29, 2025	June 30, 2026	June 29, 2025
Americas	$25,687	$20,377	$47,363	$43,229
EMEA	14,290	9,615	34,601	18,609
Asia	5,524	2,210	10,204	4,300
Corporate (1)	4,319	4,686	11,395	9,369
Consolidated depreciation and amortization	$49,820	$36,888	$103,563	$75,507
(1)Reflects depreciation and amortization included within other unallocated expenses per reconciliation of segment operating profit measure.

Note 16 — Subsequent events
2025 Cross-currency swap
On July 9, 2026, we terminated the 2025 Cross-currency swap agreements and executed two separate term cross-currency swap agreements set to expire on August 20, 2030 and August 20, 2032, respectively, to hedge against the effect of variability in the U.S. dollar to Swiss Franc ("CHF") exchange rate (the "2026 CHF Cross-currency swap agreements"). Each of the 2026 CHF Cross-currency swap agreements had a notional amount of $300 million and was designated as a net investment hedge. The 2026 CHF Cross-currency swap agreements expiring in 2030 include six different financial institution counterparties and notionally exchanged $300 million for CHF 248.8 million at an annual interest rate of 3.77%. The 2026 CHF Cross-currency swap agreements expiring in 2032 include four different financial institution counterparties and notionally exchanged $300 million for CHF 251.8 million at an annual interest rate of 3.66%. The 2026 CHF cross-currency swaps were off-market at inception. The off-market value will be amortized ratably into earnings over the remaining life of each swap. The interest rate component will remain in AOCI until the underlying net investment is sold or substantially liquidated. The impact to our financial statements was immaterial as a result of the termination of the 2025 Cross-currency swap agreements.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Strategic Divestitures - OEM
On August 3, 2026, we completed the sale of the OEM business in connection with the Strategic Divestitures described in Note 5, Discontinued operations. We received net cash proceeds of $1.5 billion (approximately $1.2 billion after-tax) and estimate that we will recognize a pre-tax gain on the sale of approximately $1.0 billion, subject to certain working capital and other customary adjustments. In connection with the sale, we finalized several ancillary agreements with Montagu and Kohlberg, which have varying durations extending up to 24 months, to facilitate the transfer of the business and cover transition support, quality, distribution, supply, development and manufacturing services. We will account for these services separately from the sale, primarily within selling, general and administrative expenses within continuing operations, as they were negotiated primarily to benefit Montagu and Kohlberg and do not represent part of the consideration transferred for the divestiture. Subsequent to the completion of the OEM sale, we utilized a portion of the net cash proceeds to pay off the $700 million term A-2 loan facility.

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
Recent Strategic Actions
In February 2025, we announced our intention to undertake a strategic transformation of the organization. In accordance with this strategy, on December 9, 2025, we announced that we entered into definitive agreements, which were approved at such time by our Board of Directors, to sell our Acute Care and Interventional Urology (also referred to as "IU") businesses to Intersurgical® Ltd and our OEM business to Montagu and Kohlberg (collectively referred to as the "Strategic Divestitures"). The combined total consideration from the Strategic Divestitures is $2.0 billion in cash, consisting of expected proceeds of $1.5 billion for our OEM business and $530 million for our Acute Care and IU businesses.
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
On August 3, 2026, we completed the sale of the OEM business in connection with the Strategic Divestitures. We received net cash proceeds of $1.5 billion, (approximately $1.2 billion after-tax) and estimate that we will recognize a pre-tax gain on the sale of approximately $1.0 billion, subject to certain working capital and other customary adjustments. Subsequent to the completion of the OEM sale, we utilized a portion of the net cash proceeds to pay off the $700 million term A-2 loan facility.
In connection with the sale, we finalized several ancillary agreements with Montagu and Kohlberg, which have varying durations extending up to 24 months, to facilitate the transfer of the business and cover transition support, quality, distribution, supply, development and manufacturing services. We will account for these services separately from the sale, primarily within selling, general and administrative expenses within continuing operations, as they were negotiated primarily to benefit Montagu and Kohlberg and do not represent part of the consideration transferred for the divestiture.
Separately, the Acute Care and IU businesses sale is currently anticipated to be completed in the fourth quarter of 2026, subject to customary closing conditions, including receipt of regulatory approvals and other closing conditions. For this transaction, we have also negotiated transition services agreements and other arrangements intended to govern ongoing activities between Teleflex and the buyer following the closing date of the transaction, including interim operating model arrangements and manufacturing and supply services. Although the material terms of these agreements have been substantially determined, they remain subject to finalization and execution, which we expect to complete at closing.
For additional information regarding the Strategic Divestitures, refer to Notes 5 and 16 within the condensed consolidated financial statements included in this report.

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
On April 9, 2026, we announced that Stephen Klasko, M.D., and John Heinmiller would conclude their respective Board terms at our 2026 annual meeting of stockholders on May 15, 2026 (the "Annual Meeting"), and the nomination of Michael J. Tokich to the Board of Directors. In connection with Dr. Klasko’s departure, Andrew A. Krakauer, a current independent director and chair of the Board's Compensation Committee, was named Chairman of the Board, effective following the Annual Meeting.
On April 30, 2026, we announced the appointment of Jason Weidman as President and Chief Executive Officer, effective June 8, 2026. On that date, Mr. Weidman succeeded Stuart Randle, a member of our Board who had served as Interim President and CEO since January 2026, and also joined our Board. Mr. Randle continues to serve as a Board member.
Litigation settlement
In April 2026, we entered into a settlement agreement with another medical device company to resolve a litigation matter involving alleged infringement of patents held by Teleflex (referred to as the "Litigation settlement"). Pursuant to the terms of the agreement, we received $25.0 million in monetary consideration in connection with the settlement, which was recognized as a gain within the condensed consolidated statements of income for the three and six months ended June 30, 2026. The settlement fully resolves the litigation, with no admission of liability by the other medical device company or by Teleflex.
Acquisition of BIOTRONIK Vascular Intervention business
In the third quarter of 2025, we completed the acquisition of substantially all of the Vascular Intervention business of BIOTRONIK SE & Co. KG (the "VI Business"), for a net cash payment of €704.3 million, or $825.2 million. The acquisition adds a broad suite of coronary and peripheral medical devices, such as drug-coated balloons, stents, and balloon catheters, which complements our interventional product portfolio. See Note 4 to the condensed consolidated financial statements included in this report for additional information.
Factors impacting our business
Our global operations are subject to risks associated with international trade policies, including the imposition of tariffs. On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed pursuant to the International Emergency Economic Powers Act (“IEEPA”). Since that time, the Administration has imposed tariffs under alternative statutory authority designed to replace or preserve elements of the prior tariff framework. The scope and durability of these replacement tariffs remain uncertain and subject to ongoing legal, regulatory, and administrative developments.
During the second quarter of 2026, the U.S. government established a process for submitting refund requests for tariffs that had been collected under IEEPA, and we submitted several such requests. As of June 30, 2026, we have recorded a receivable for an immaterial amount of tariffs approved for refund to date; however, we have not recorded a receivable for the remaining submitted tariff refund requests. Subsequent to June 30, 2026, we received approval for a significant portion of our submitted refunds and expect to recognize a benefit during the third quarter of 2026.
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
In addition to risks associated with international trade policies, geopolitical developments, including the recent escalation of conflict in the Middle East, have increased macroeconomic uncertainty. These developments may result in disruptions to global energy supplies, volatility and increases in energy prices, heightened inflationary pressures, and disruptions to global supply chains, any of which could adversely affect our results of operations or financial condition. We continue to monitor these developments and the broader macroeconomic environment and, where appropriate, are taking actions to mitigate potential impacts on our business.
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
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net revenues

	Three Months Ended		Six Months Ended
	June 30, 2026	June 29, 2025	June 30, 2026	June 29, 2025
Net revenues	$570.3	$442.5	$1,118.6	$856.8
Net revenues for the three months ended June 30, 2026 increased $127.8 million, or 28.9%, compared to the prior year period, primarily due to net revenues of $99.0 million generated by the acquired VI Business and a $17.2 million increase in sales volumes of existing products.
Net revenues for the six months ended June 30, 2026 increased $261.8 million, or 30.6%, compared to the prior year period, primarily due to net revenues of $198.1 million generated by the acquired VI Business, a $31.9 million increase in sales volumes of existing products and $15.1 million of favorable fluctuations in foreign currency exchange rates.
Gross profit

	Three Months Ended		Six Months Ended
	June 30, 2026	June 29, 2025	June 30, 2026	June 29, 2025
Gross profit	$331.7	$265.8	$639.1	$521.3
Percentage of sales	58.2%	60.1%	57.1%	60.8%
Gross margin for the three months ended June 30, 2026 decreased 190 basis points, or 3.2%, compared to the prior year period, primarily due to the adverse impact from tariffs enacted in 2025, the lower gross margin profile of the VI Business and amortization of intangible assets related to the VI Business.
Gross margin for the six months ended June 30, 2026 decreased 370 basis points, or 6.1%, compared to the prior year period, primarily due to the adverse impact from tariffs enacted in 2025, the unfavorable impact from the amortization of the step-up in carrying value of inventory and intangible assets recognized in connection with the VI Business acquisition, the lower gross margin profile of the VI Business and an increase in costs for quality remediation and excess and obsolete inventory charges.
Selling, general and administrative

	Three Months Ended		Six Months Ended
	June 30, 2026	June 29, 2025	June 30, 2026	June 29, 2025
Selling, general and administrative	$213.5	$137.5	$439.5	$290.4
Percentage of sales	37.4%	31.1%	39.3%	33.9%
Selling, general and administrative expenses for the three months ended June 30, 2026 increased $76.0 million compared to the prior year period, which was primarily attributable to operating, integration and amortization expenses associated with the acquired VI Business, the unfavorable impact of the benefit recognized in the prior period from non-designated foreign currency forward contracts designed to hedge against the cash consideration for the VI Business, and expenses associated with the Strategic Divestitures restructuring plan. The increases in selling, general and administrative expenses were partially offset by a gain recognized from the Litigation settlement and a decrease in contingent consideration expense.
Selling, general and administrative expenses for the six months ended June 30, 2026 increased $149.1 million compared to the prior year period, which was primarily attributable to operating, integration and amortization expenses associated with the acquired VI Business, the unfavorable impact of the benefit recognized in the prior period from non-designated foreign currency forward contracts designed to hedge against the cash consideration for the VI Business, and to a lesser extent, expenses associated with the Strategic Divestitures restructuring plan and severance expense related to our former CEO. The increases in selling, general and administrative expenses were partially offset by a gain recognized from the Litigation settlement and a decrease in contingent consideration expense.
Research and development

	Three Months Ended		Six Months Ended
	June 30, 2026	June 29, 2025	June 30, 2026	June 29, 2025
Research and development	$45.1	$26.5	$89.5	$51.8
Percentage of sales	7.9%	6.0%	8.0%	6.0%
Research and development expenses for the three months ended June 30, 2026 increased $18.6 million compared to the prior year period, which was primarily attributable to expenses associated with the acquired VI Business.
Research and development expenses for the six months ended June 30, 2026 increased $37.7 million compared to the prior year period, which was primarily attributable to expenses associated with the acquired VI Business.
Restructuring charges and separation costs

	Three Months Ended		Six Months Ended
	June 30, 2026	June 29, 2025	June 30, 2026	June 29, 2025
Restructuring charges, separation costs and impairment charges	$0.2	$10.7	$17.1	$12.1
Restructuring charges, separation costs and impairment charges for the three and six months ended June 30, 2026 primarily consisted of termination benefits related to the Strategic Divestitures restructuring plan (defined below).
2023 Footprint realignment plan
In 2023, we initiated the "2023 Footprint realignment plan," a restructuring plan primarily involving the relocation of certain manufacturing operations to existing lower-cost locations, the outsourcing of certain manufacturing processes and related workforce reductions. We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the plan of $9 million to $12 million. These actions are expected to be substantially completed by the end of 2027. We expect to achieve annual pre-tax savings in connection with the 2023 Footprint realignment plan of $2 million to $4 million once the plan is fully implemented.
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
Strategic Divestitures restructuring plan
During the first quarter of 2026, in connection with the Strategic Divestitures, we initiated a multi-year restructuring plan intended to align our global organizational structure and supply chain infrastructure amongst our remaining businesses (the "Strategic Divestitures restructuring plan"). The plan is designed to eliminate stranded costs, streamline global operations, and improve our long-term cost structure, primarily through workforce reductions and capital assets rationalization. These actions, some of which we expect to occur upon exit of the transition services agreements and other arrangements negotiated in connection with the Strategic Divestitures, are expected to be substantially completed by mid-2028. We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the plan of $31 million to $37 million. We expect the majority of the restructuring and restructuring related charges will result in future cash outlays, of which an estimated $15 million to $19 million are expected to occur during 2026. We expect to achieve annual pre-tax savings of $48 million to $52 million in connection with the Strategic Divestitures restructuring plan once it is fully implemented and we expect to begin realizing a portion of these plan-related savings in 2026.
For additional information regarding our restructuring plans, see Note 6 to the condensed consolidated financial statements included in this report.
Interest expense

	Three Months Ended		Six Months Ended
	June 30, 2026	June 29, 2025	June 30, 2026	June 29, 2025
Interest expense	$28.0	$21.7	$53.7	$40.2
Average interest rate on debt	3.8%	4.1%	3.6%	4.1%
The increase in interest expense for the three and six months ended June 30, 2026 compared to the prior year periods was primarily due to an increase in the average outstanding debt balance stemming from borrowings utilized to fund the VI Business acquisition, partially offset by a lower average interest rate resulting from decreases in interest rates associated with our variable interest rate debt instruments.
Loss on extinguishment of debt

	Three Months Ended		Six Months Ended
	June 30, 2026	June 29, 2025	June 30, 2026	June 29, 2025
Loss on extinguishment of debt	$1.2	$—	$1.2	$—
During the three and six months ended June 30, 2026, we recognized a $1.2 million loss on extinguishment of debt due to the write-off of unamortized deferred financing costs in connection with the redemption of the 4.625% Senior Notes due 2027.
Taxes on income from continuing operations

	Three Months Ended		Six Months Ended
	June 30, 2026	June 29, 2025	June 30, 2026	June 29, 2025
Effective income tax rate	7.5%	3.5%	10.6%	6.9%
The effective income tax rate for the three and six months ended June 30, 2026 reflects income tax benefits associated with the Strategic Divestitures restructuring plan and the VI Business integration plan. Additionally, the effective income tax rate for the six months ended June 30, 2026 reflects a net cost related to share-based compensation. The effective income tax rate for the three and six months ended June 29, 2025 reflects a non-taxable favorable adjustment incurred in relation to foreign currency exchange rates, largely stemming from non-designated foreign currency forward contracts designed to hedge against the cash consideration for the VI Business acquisition. The effective income tax rates for all periods reflect a tax benefit from research and development tax credits.
Discontinued operations

	Three Months Ended		Six Months Ended
	June 30, 2026	June 29, 2025	June 30, 2026	June 29, 2025
Income from discontinued operations	$57.9	$54.4	$54.6	$97.1
Income from discontinued operations for the three months ended June 30, 2026 increased $3.5 million compared to the prior year period, primarily due to a $21.1 million gain resulting from adjustments to the valuation allowance on assets held for sale and lower tax expense, partially offset by increases in separation costs related to the Strategic Divestitures.
Income from discontinued operations for the six months ended June 30, 2026 decreased $42.5 million compared to the prior year period, primarily due to increases in separation costs related to the Strategic Divestitures and a charge resulting from adjustments to the valuation allowance on assets held for sale, partially offset by lower tax expense. For additional information, see Note 5 to the condensed consolidated financial statements included in this report.
Segment Financial Information

Segment net revenues
	Three Months Ended			Six Months Ended
	June 30, 2026	June 29, 2025	% Increase/(Decrease)	June 30, 2026	June 29, 2025	% Increase/ (Decrease)
Americas	$348.8	$305.0	14.4	$681.5	$594.8	14.6
EMEA	145.5	89.9	62.0	292.2	172.5	69.4
Asia	76.0	47.6	59.5	144.9	89.5	61.9
Segment net revenues	$570.3	$442.5	28.9	$1,118.6	$856.8	30.6

Segment operating profit
	Three Months Ended			Six Months Ended
	June 30, 2026	June 29, 2025	% Increase/(Decrease)	June 30, 2026	June 29, 2025	% Increase/ (Decrease)
Americas	$142.3	$109.1	30.4	$272.8	$226.6	20.4
EMEA	8.4	17.7	(52.5)	20.6	31.0	(33.5)
Asia	15.0	4.5	235.3	30.8	9.0	241.0
Segment operating profit (1)	$165.7	$131.3	26.2	$324.2	$266.6	21.6
(1)See Note 15 to the condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest, taxes and loss on extinguishment of debt.
Comparison of the three and six months ended June 30, 2026 and June 29, 2025
Americas
Americas net revenues for the three months ended June 30, 2026 increased $43.8 million, or 14.4%, compared to the prior year period, which was primarily attributable to net revenues of $26.7 million generated by the acquired VI Business and a $9.8 million increase in sales volumes of existing products.

Americas net revenues for the six months ended June 30, 2026 increased $86.7 million, or 14.6%, compared to the prior year period, which was primarily attributable to net revenues of $49.8 million generated by the acquired VI Business and a $21.7 million increase in sales volumes of existing products.
Americas operating profit for the three months ended June 30, 2026 increased $33.2 million, or 30.4%, compared to the prior year period, which was primarily attributable to increases in gross profit resulting from higher sales generated by both the acquired VI and legacy businesses and decreases in contingent consideration expense. The increase in operating profit was partially offset by higher operating costs of the acquired business.
Americas operating profit for the six months ended June 30, 2026 increased $46.2 million, or 20.4%, compared to the prior year period, which was primarily attributable to increases in gross profit resulting from higher sales generated by both the acquired VI and legacy businesses and decreases in contingent consideration expense. The increase in operating profit was partially offset by higher operating costs of the acquired business and higher sales and marketing expenses associated with our legacy businesses.
EMEA
EMEA net revenues for the three months ended June 30, 2026 increased $55.6 million, or 62.0%, compared to the prior year period, which was primarily attributable to net revenues of $44.6 million generated by the acquired VI Business and increases in sales volumes of existing products.
EMEA net revenues for the six months ended June 30, 2026 increased $119.7 million, or 69.4%, compared to the prior year period, which was primarily attributable to net revenues of $94.7 million generated by the acquired VI Business, $11.4 million of favorable fluctuations in foreign currency exchange rates and an $11.0 million increase in sales volumes of existing products.
EMEA operating profit for the three and six months ended June 30, 2026 decreased $9.3 million, or 52.5%, and $10.4 million, or 33.5%, respectively, compared to the prior year periods, which was primarily attributable to increases in operating costs associated with the acquired VI Business, partially offset by increases in gross profit resulting from higher sales generated by both the acquired VI and legacy businesses.
Asia
Asia net revenues for the three months ended June 30, 2026 increased $28.4 million, or 59.5%, compared to the prior year period, which was primarily attributable to net revenues of $27.7 million generated by the acquired VI Business.
Asia net revenues for the six months ended June 30, 2026 increased $55.4 million, or 61.9%, compared to the prior year period, which was primarily attributable to net revenues of $53.6 million generated by the acquired VI Business.
Asia operating profit for the three and six months ended June 30, 2026 increased $10.5 million, or 235.3%, and $21.8 million, or 241.0%, respectively, compared to the prior year periods, which was primarily attributable to an increase in gross profit resulting from higher sales generated by the acquired VI Business, partially offset by higher operating and amortization expenses associated with the acquired VI Business.
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
On September 30, 2025, we executed cross-currency swap agreements with five different financial institution counterparties to hedge against the effect of variability in the U.S. dollar to euro exchange rate (the "September 2025 Cross-currency swap agreements"). Under the September 2025 Cross-currency swap agreements, we have notionally exchanged $500 million at an annual interest rate of 4.63% for €474.7 million at an annual interest rate of 2.77%. On March 4, 2026, the agreements related to our September 2025 Cross-currency swap matured resulting in a net cash settlement payment of $53.5 million, inclusive of interest proceeds. Concurrently, on March 4, 2026, we executed two separate cross-currency swap agreements set to mature on March 3, 2028, to hedge against the effect of variability in the U.S. dollar to euro exchange rate (the "2026 Euro Cross-currency swap agreements"). Each of the 2026 Euro Cross-currency swap agreements had a notional amount of $50 million and was designated as a net investment hedge. The 2026 Euro Cross-currency swap agreements include two different financial institution counterparties and notionally exchanged $100 million for €85.4 million, reflecting an average annual interest rate benefit of 1.21%.
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
On July 9, 2026, we terminated the 2025 Cross-currency swap agreements and we simultaneously executed two new separate term cross-currency swap agreements with the same expiration dates and notional values (together, the "2026 CHF Cross-currency swap agreements"). The 2026 CHF Cross-currency swap agreements expiring in 2030 include six different financial institution counterparties and notionally exchanged $300 million for CHF 248.8 million at an annual interest rate of 3.77%. The 2026 CHF Cross-currency swap agreements expiring in 2032 include four different financial institution counterparties and notionally exchanged $300 million for CHF 251.8 million at an annual interest rate of 3.66%. The 2026 CHF cross-currency swaps were off-market at inception. The off-market value will be amortized ratably into earnings over the remaining life of each swap. The interest rate component will remain in accumulated other comprehensive income until the underlying net investment is sold or substantially liquidated. Each of the 2026 CHF Cross-currency swap agreements was designated a net investment hedge. The impact to our financial statements was immaterial as a result of the termination of the 2025 Cross-currency swap agreements.
On December 9, 2025, the Board of Directors authorized a share repurchase program for up to $1 billion of our common stock. During the three months ended June 30, 2026, as part of the share repurchase program, we repurchased 1.9 million shares of our common stock for $250.0 million through open market transactions at an average price per share of $130.85. As of June 30, 2026, we had $750.0 million remaining available under the authorization. Also, under the $1 billion share repurchase program, we intend to commence an accelerated share repurchase of $250 million of common stock, effective August 7, 2026.
The timing, price and actual number of shares of remaining common stock that may be repurchased under the share repurchase authorization will depend on a variety of factors, including price, market conditions and corporate and regulatory requirements. The repurchases may occur in open market transactions, transactions structured through investment banking institutions, in privately negotiated transactions, by direct purchases of common stock or a combination of the foregoing, and the timing and amount of stock repurchased will depend on market and business conditions, applicable legal and credit requirements and other corporate considerations. The authorization of the repurchase program does not constitute a binding obligation to acquire any specific amount of common stock, and the repurchase program may be suspended or discontinued at any time.
Cash Flows from continuing operations
Net cash provided by operating activities from continuing operations was $138.6 million for the six months ended June 30, 2026 as compared to net cash used in operating activities of $9.3 million for the six months ended June 29, 2025. The $147.9 million increase was primarily attributable to favorable changes in working capital, including lower tax payments and a decrease in cash outflows from inventories as we moderate our inventory levels, as well as proceeds from the Litigation settlement.
Net cash used in investing activities from continuing operations was $81.4 million for the six months ended June 30, 2026, and primarily consisted of $39.5 million in net payments on swaps designated as net investment hedges and $32.8 million of capital expenditures.

Net cash used in financing activities from continuing operations was $127.0 million for the six months ended June 30, 2026, and primarily consisted of $250.0 million in repurchases of our common stock, $29.8 million in dividend payments, and $14.0 million of fees paid related to the new Credit Agreement and Senior Notes due 2032, partially offset by a $175.0 million increase in net borrowings under our Senior Credit Facility.

Cash Flows from discontinued operations
Net cash used in discontinued operations was $13.3 million for the six months ended June 30, 2026, compared to net cash provided by discontinued operations of $77.4 million for the six months ended June 29, 2025. The $90.7 million decrease was primarily attributable to unfavorable operating results stemming from higher separation costs related to the Strategic Divestitures.
Borrowings
On May 26, 2026, we entered into a new Credit Agreement (the “Credit Agreement”), which effectuated the refinancing of the Company’s previously existing credit agreement evidenced in that certain Third Amended and Restated Credit Agreement, dated as of November 4, 2022 (as amended prior to the date hereof). Under the new Credit Agreement, the maturity date of the revolving credit facility and the term A-1 loan facility were extended to May 26, 2031, while the maturity date of the term A-2 loan facility was extended to May 26, 2028.
On June 15, 2026, we issued $500.0 million of 5.875% Senior Notes due 2032 (the "2032 Notes"). We used the net proceeds from the offering, together with cash on hand, to fund the redemption of our 4.625% Senior Notes due 2027.
For additional information regarding borrowings, refer to Note 9 within the condensed consolidated financial statements included in this report.
The indentures governing our 5.875% Senior Notes due 2032 and 4.25% Senior Notes due 2028 (the "2028 Notes" and together with the 2032 Senior Notes, the "Senior Notes") contain covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions. As of June 30, 2026, we were in compliance with these requirements.

The obligations under the Credit Agreement, the 2032 Notes and the 2028 Notes are guaranteed (subject to certain exceptions) by substantially all of our material domestic subsidiaries, and the obligations under the Credit Agreement are (subject to certain exceptions and limitations) secured by a lien on substantially all of the assets owned by us and each guarantor.
Summarized Financial Information – Obligor Group
The Senior Notes are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes is guaranteed, jointly and severally, by an enumerated group of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. Summarized financial information for the Parent and Guarantor Subsidiaries (collectively, the “Obligor Group”) as of June 30, 2026 and December 31, 2025 and for the six months ended June 30, 2026 is as follows:

	Six Months Ended
	June 30, 2026
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Net revenue	$1,098.5	$135.6	$962.9
Cost of goods sold	549.1	(91.8)	640.9
Gross profit	549.4	227.4	322.0
Income (loss) from continuing operations	3.5	226.0	(222.5)
Net income (loss)	3.1	226.0	(222.9)

	June 30, 2026			December 31, 2025 (1)
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Total current assets	$1,314.9	$374.6	$940.3	$1,186.7	$211.6	$975.1
Total assets	4,666.6	478.8	4,187.8	5,011.1	301.3	4,709.8
Total current liabilities	1,350.0	1,030.7	319.3	1,139.4	763.6	375.8
Total liabilities	4,592.3	1,315.6	3,276.7	4,204.5	971.1	3,233.4
(1)During the second quarter of 2026, certain existing subsidiaries were designated as Guarantor Subsidiaries and as a result, we recast the prior period comparative summarized financial information.
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
Forward-Looking Statements
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks and uncertainties, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers; delays or cancellations in shipments; demand for and market acceptance of new and existing products; the impact of inflation and disruptions in our global supply chain on us and our suppliers (particularly sole-source suppliers and providers of sterilization services), including fluctuations in the cost and availability of resins and other raw materials, as well as certain components, used in the production or sterilization of our products, transportation constraints and delays, product shortages, energy shortages or increased energy costs, labor shortages in the United States and elsewhere, and increased operating and labor costs; our inability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with our expectations; our ability to manage our ongoing CEO transition; risks relating to the activities of activist stockholders; our inability to effectively execute our restructuring programs; our inability to realize anticipated savings resulting from restructuring plans and programs; the impact of enacted healthcare reform legislation and proposals to amend, replace or repeal the legislation; changes in Medicare, Medicaid and third party coverage and reimbursements; the impact of tax legislation and related regulations; competitive market conditions and resulting effects on revenues and pricing; global economic factors, including currency exchange rates, interest rates, trade disputes, the implementation or threatened implementation of tariffs, sovereign debt issues, and international conflicts and hostilities, such as the ongoing conflicts between Russia and Ukraine and the recent conflict involving the U.S., Israel, and Iran in the Middle East; public health epidemics and pandemics; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise explicitly stated by us or as required by law or regulation.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, contracts, employment and environmental matters. As of June 30, 2026 and December 31, 2025, we had accrued liabilities of $0.7 million and $0.3 million in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Amounts accrued for legal contingencies are often determined based on a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, including as to the timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute, or procedural or jurisdictional issues; there is uncertainty or unpredictability regarding the number of potential claims; there is the potential to achieve comprehensive multi-party settlements; there is complexity regarding related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against us, we do not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, including Part I, Item 1A thereof, you should carefully consider the following factor which could have a material adverse effect on our business, financial condition, results of operations, cash flows or stock price. Other than the risk set forth below, there have been no significant changes in risk factors for the quarter ended June 30, 2026. The risk set forth below and those set forth in the Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, results of operations or stock price.
Our business could be negatively affected as a result of actions by or proposals from activist stockholders, and such activism could impact the trading value of our securities and adversely affect us.
Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as governance changes, financial restructurings, sales of assets and changes to executive and director compensation. On March 27, 2026, Irenic Capital Management L.P. (“Irenic”) issued a press release advocating changes to the composition of our board of directors as well as the engagement of independent advisors in order to facilitate an evaluation of strategic alternatives for our company. In addition to Irenic’s activity, we may be subject to other actions by or proposals from activist stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to these actions or proposals can be costly and time consuming, disrupt our business and operations, and divert the attention of our Board of Directors, management and employees. For example, we have been and may continue to retain the services of various professionals to advise us on stockholder activism matters, including legal, financial and communications advisers, the costs of which may negatively impact our future financial results. Activist stockholders may create perceived uncertainties as to our future direction which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential customers and partners and may affect our relationships with current customers, partners, vendors, investors, and other third parties. In addition, actions of activist stockholders may cause periods of fluctuation in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents the repurchases of our common stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1) (in millions)
April 1, 2026 - April 30, 2026	—	$—	—	$1,000
May 1, 2026 - May 31, 2026(2)	1,201,585	131.24	1,201,585	842
June 1, 2026 - June 30, 2026(2)	709,022	130.19	709,022	750
Total	1,910,607	$130.85	1,910,607
(1)On December 9, 2025, the Board of Directors authorized a share repurchase program for up to $1 billion of our common stock.
(2)During the three months ended June 30, 2026, as part of our share repurchase program, we repurchased an aggregate of 1.9 million shares of our common stock for $250 million through open market transactions. As of June 30, 2026, we had $750 million remaining available under the authorization. See "Management's Discussion and Analysis of Financial Condition — Liquidity and Capital Resources."

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2026, none of our directors or executive officers entered into, modified or terminated (i) any contracts, instructions or written plans for the sale or purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, or (ii) any non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.		Description

*4.1	—
Indenture dated June 15, 2026, by and among Teleflex Incorporated, the guarantors named therein and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 15, 2026).

10.1	—	Offer Letter, dated April 26, 2026, between the Company and Jason Weidman.
10.2	—	Senior Executive Officer Severance Agreement, dated April 28, 2026, between the Company and Jason Weidman.
10.3	—	Executive Change of Control Agreement, dated April 28, 2026, between the Company and Jason Weidman.
10.4	—	Senior Executive Officer Severance Agreement, dated June 23, 2026, between the Company and Dominik Reterski.
10.5	—	Executive Change of Control Agreement, dated June 23, 2026, between the Company and Dominik Reterski.
*10.6	—
Credit Agreement, dated May 26, 2026, among Teleflex Incorporated, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., PNC Bank, National Association, HSBC Securities (USA) Inc., Wells Fargo Bank, National Association and Sumitomo Mitsui Banking Corporation, as co-syndication agents, the guarantors party thereto and the lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2026).

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
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Cover Page; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2026 and June 29, 2025; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and June 29, 2025; (iv) the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and June 29, 2025; (vi) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2026 and June 29, 2025; and (vii) Notes to Condensed Consolidated Financial Statements.

104.1	—	The cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in inline XBRL (included in Exhibit 101.1).
____________________________________
*Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEFLEX INCORPORATED

By:	/s/ Jason R. Weidman
Jason R. Weidman President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John R. Deren
John R. Deren Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: August 6, 2026