Form 10-Q
period 2026-09-30
TELEFLEX INC
filed 2026-11-05
CIK 96943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The registrant had 39,661,261 shares of common stock, par value $1.00 per share, outstanding as of November 3, 2026.

TELEFLEX INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 28, 2025	September 30, 2026	September 28, 2025
	(Dollars and shares in thousands, except per share)
Net revenues	$567,783	$566,946	$1,686,377	$1,423,729
Cost of goods sold	198,995	274,900	678,456	610,422
Gross profit	368,788	292,046	1,007,921	813,307
Selling, general and administrative expenses	220,724	207,381	660,251	497,800
Research and development expenses	42,983	44,261	132,491	96,044
Restructuring (credits) charges, separation costs and impairment charges	(346)	102,841	16,745	114,963
Income (loss) from continuing operations before interest, taxes and loss on extinguishment of debt	105,427	(62,437)	198,434	104,500
Interest expense	21,206	31,833	74,877	72,073
Interest income	(2,282)	(1,832)	(5,406)	(4,549)
Loss on extinguishment of debt	3,381	—	4,531	—
Income (loss) from continuing operations before taxes	83,122	(92,438)	124,432	36,976
Taxes (benefit) on income from continuing operations	28,835	(34,013)	33,221	(25,107)
Income (loss) from continuing operations	54,287	(58,425)	91,211	62,083
Income (loss) from discontinued operations before taxes	1,090,472	(346,156)	1,148,083	(231,519)
Taxes on income (loss) from discontinued operations	217,332	4,311	220,328	21,874
Income (loss) from discontinued operations	873,140	(350,467)	927,755	(253,393)
Net income (loss)	$927,427	$(408,892)	$1,018,966	$(191,310)
Earnings per share:
Basic:
Income (loss) from continuing operations	$1.31	$(1.32)	$2.12	$1.39
Income (loss) from discontinued operations	21.05	(7.92)	21.53	(5.66)
Net income (loss)	$22.36	$(9.24)	$23.65	$(4.27)
Diluted:
Income (loss) from continuing operations	$1.30	$(1.32)	$2.11	$1.38
Income (loss) from discontinued operations	20.98	(7.92)	21.47	(5.65)
Net income (loss)	$22.28	$(9.24)	$23.58	$(4.27)
Weighted average common shares outstanding
Basic	41,484	44,237	43,091	44,755
Diluted	41,628	44,237	43,210	44,850
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 28, 2025	September 30, 2026	September 28, 2025
	(Dollars in thousands)
Net income (loss)	$927,427	$(408,892)	$1,018,966	$(191,310)
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $776, $1,861, $2,371, and $19,924 for the three and nine month periods, respectively	(13,313)	(9,968)	(52,812)	58,250
Pension and other postretirement benefit plans adjustment, net of tax of $81, $31, $156 and $494 for the three and nine month periods, respectively	(303)	(143)	(608)	(1,600)
Derivatives qualifying as hedges, net of tax of $(28), $(117), $(126) and $199 for the three and nine month periods, respectively	(6,401)	5,087	(4,107)	(3,659)
Other comprehensive (loss) income, net of tax	(20,017)	(5,024)	(57,527)	52,991
Comprehensive income (loss)	$907,410	$(413,916)	$961,439	$(138,319)
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$430,465	$378,564
Accounts receivable, net	379,643	345,583
Inventories	384,415	404,395
Prepaid expenses and other current assets	163,478	150,678
Prepaid taxes	7,078	19,566
Current assets of discontinued operations	479,595	639,552
Total current assets	1,844,674	1,938,338
Property, plant and equipment, net	470,377	498,281
Operating lease assets	73,666	91,817
Goodwill	2,288,319	2,305,050
Intangible assets, net	1,404,749	1,524,150
Deferred tax assets	12,772	12,593
Other assets	124,662	112,984
Non-current assets of discontinued operations	128,642	464,026
Total assets	$6,347,861	$6,947,239
LIABILITIES AND EQUITY
Current liabilities
Current borrowings	$87,500	$100,000
Accounts payable	142,869	130,201
Accrued expenses	142,007	117,350
Payroll and benefit-related liabilities	133,730	124,769
Accrued interest	16,564	5,404
Income taxes payable	194,638	18,787
Other current liabilities	91,524	137,195
Current liabilities of discontinued operations	108,270	128,320
Total current liabilities	917,102	762,026
Long-term borrowings	1,531,456	2,541,449
Deferred tax liabilities	168,570	183,749
Noncurrent liability for uncertain tax positions	3,682	3,536
Noncurrent operating lease liabilities	60,785	84,210
Other liabilities	161,163	194,532
Non-current liabilities of discontinued operations	11,387	52,969
Total liabilities	2,854,145	3,822,471
Commitments and contingencies
Total shareholders' equity	3,493,716	3,124,768
Total liabilities and shareholders' equity	$6,347,861	$6,947,239
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2026	September 28, 2025
	(Dollars in thousands)
Cash flows from operating activities of continuing operations:
Net income	$1,018,966	$(191,310)
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(927,755)	253,393
Depreciation expense	53,330	39,177
Intangible asset amortization expense	101,815	84,986
Deferred financing costs and debt discount amortization expense	4,224	3,181
Loss on extinguishment of debt	4,531	—
Changes in contingent consideration	(2,731)	16,075
Stock-based compensation	18,448	19,002
Asset impairment charge	—	108,117
Gain on non-designated foreign currency forward contracts	—	(82,636)
Deferred income taxes, net	1,163	(37,536)
Interest benefit on swaps designated as net investment hedges	(23,159)	(13,254)
Other	(425)	(4,961)
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(40,717)	(94,934)
Inventories	10,158	52,831
Prepaid expenses and other assets	(4,178)	(24,245)
Accounts payable, accrued expenses and other liabilities	35,422	(24,329)
Income taxes receivable and payable, net	(14,258)	(93,287)
Net cash provided by operating activities from continuing operations	234,834	10,270
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(54,438)	(71,418)
Proceeds from sale of business and assets	—	6,712
Payments for businesses and intangibles acquired, net of cash acquired	—	(831,857)
Proceeds from non-designated balance sheet hedges	—	82,203
Insurance settlement proceeds	—	9,447
Net payments on swaps designated as net investment hedges	(38,308)	7,612
Proceeds from sales of investments	17	—
Purchase of investments	(9,000)	(5,000)
Net cash used in investing activities from continuing operations	(101,729)	(802,301)
Cash flows from financing activities of continuing operations:
Proceeds from new borrowings	2,350,000	1,140,000
Reduction in borrowings	(3,368,125)	(121,750)
Repurchase of common stock	(554,951)	(300,000)
Net (payments) proceeds from share based compensation plans and related tax impacts	(5,383)	7,161
Share repurchase excise tax	(2,802)	(1,894)
Payments for contingent consideration	(156)	(166)
Dividends paid	(43,748)	(45,242)
Debt extinguishment, issuance and amendment fees	(16,098)	(4,961)
Net cash (used in) provided by financing activities from continuing operations	(1,641,263)	673,148
Cash flows from discontinued operations:
Net cash provided by operating activities	56,279	178,200
Net cash provided by (used in) investing activities	1,482,576	(24,481)
Net cash provided by discontinued operations	1,538,855	153,719
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(7,036)	18,824
Net increase in cash, cash equivalents and restricted cash equivalents	23,661	53,660
Cash, cash equivalents and restricted cash equivalents at the beginning of the period	453,848	327,650
Less: Cash, cash equivalents and restricted cash of discontinued operations	(33,181)	(44,801)
Cash, cash equivalents and restricted cash equivalents at the end of the period	$444,328	$336,509
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEFLEX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2025	48,197	$48,197	$815,813	$3,149,760	$(239,468)	4,002	$(649,534)	$3,124,768
Net loss				(8,154)				(8,154)
Dividends ($0.34 per share)				(15,097)				(15,097)
Other comprehensive loss					(19,475)			(19,475)
Shares issued under compensation plans	—	—	(11,802)			(69)	12,892	1,090
Deferred compensation			1,304			—	—	1,304
Balance at March 31, 2026	48,197	$48,197	$805,315	$3,126,509	$(258,943)	3,933	$(636,642)	$3,084,436
Net income				99,693				99,693
Dividends ($0.34 per share)				(14,875)				(14,875)
Other comprehensive loss					(18,035)			(18,035)
Shares issued under compensation plans	—	—	3,411			(13)	2,148	5,559
Repurchase of common stock			—			1,911	(252,257)	(252,257)
Deferred compensation	6	6	12			—	(5)	13
Balance at June 30, 2026	48,203	$48,203	$808,738	$3,211,327	$(276,978)	5,831	$(886,756)	$2,904,534
Net income				927,427				927,427
Dividends ($0.34 per share)				(14,079)				(14,079)
Other comprehensive loss					(20,017)			(20,017)
Shares issued under compensation plans	—	—	6,707			(2)	365	7,072
Repurchase of common stock	—	—	(50,000)			1,892	(261,221)	(311,221)
Balance at September 30, 2026	48,203	$48,203	$765,445	$4,124,675	$(296,995)	7,721	$(1,147,612)	$3,493,716

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars				Shares	Dollars
	(Dollars and shares in thousands, except per share)
Balance at December 31, 2024	48,096	$48,096	$781,184	$4,115,870	$(316,669)	1,822	$(350,341)	$4,278,140
Net income				95,002				95,002
Dividends ($0.34 per share)				(15,244)				(15,244)
Other comprehensive income					23,590			23,590
Shares issued under compensation plans	95	95	7,537			(31)	7,108	14,740
Repurchase of common stock			(60,000)			1,725	(242,400)	(302,400)
Deferred compensation			1,336			—	—	1,336
Balance at March 30, 2025	48,191	$48,191	$730,057	$4,195,628	$(293,079)	3,516	$(585,633)	$4,095,164
Net income				122,580				122,580
Dividends ($0.34 per share)				(15,078)				(15,078)
Other comprehensive income					34,425			34,425
Shares issued under compensation plans	6	6	5,526			(5)	873	6,405
Repurchase of common stock			64,450			493	(65,094)	(644)
Deferred compensation	—	—	16			—	—	16
Balance at June 29, 2025	48,197	$48,197	$800,049	$4,303,130	$(258,654)	4,004	$(649,854)	$4,242,868
Net loss				(408,892)				(408,892)
Dividends ($0.34 per share)				(15,073)				(15,073)
Other comprehensive loss					(5,024)			(5,024)
Shares issued under compensation plans	—	—	7,831			(1)	153	7,984
Balance at September 28, 2025	48,197	$48,197	$807,880	$3,879,165	$(263,678)	4,003	$(649,701)	$3,821,863

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
On December 9, 2025, we entered into separate definitive agreements to sell our Acute Care and Interventional Urology businesses and our OEM business (collectively referred to as the "Strategic Divestitures"). The Strategic Divestitures represent a single plan to exit certain product categories that, in aggregate, met accounting requirements to be classified as discontinued operations and held for sale beginning December 31, 2025 and for the subsequent reporting periods. In accordance with GAAP, the financial position and results of operations of both businesses are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. Prior period amounts have been recast to conform to the presentation used for the current period. With the exception of Note 5, the notes to the condensed consolidated financial statements reflect the continuing operations of Teleflex. See Note 5 for additional information regarding discontinued operations.
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
Supplemental balance sheet information
Cash, cash equivalents and restricted cash equivalents consisted of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$430,465	$378,564
Restricted cash equivalents in prepaid and other current assets (1)	8,672	14,700
Restricted cash equivalents in other assets (1)	5,191	9,416
Total cash, cash equivalents and restricted cash equivalents	$444,328	$402,680
1) Restricted cash equivalents represent surplus plan assets resulting from the termination of the Teleflex Incorporated Retirement Income Plan (the "TRIP") that were transferred to a suspense account within the Teleflex 401(k) Savings Plan in 2024. These assets are restricted for future use in accordance with our election to use the surplus plan assets from the TRIP to fund future employer contributions to participants in the Teleflex 401(k) Savings Plan. Amounts classified as other current assets are expected to be transferred from the suspense account to employees within one year.

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
The following table disaggregates revenue by segment and geographic area for the three and nine months ended September 30, 2026 and September 28, 2025.

	Three Months Ended
	September 30, 2026			September 28, 2025
	North America	Rest of World	Total	North America	Rest of World	Total
Vascular	$155,566	$87,886	$243,452	$151,930	$80,592	$232,522
Interventional	104,146	106,151	210,297	105,707	110,274	215,981
Surgical	64,827	49,207	114,034	63,888	45,520	109,408
Segment net revenues	324,539	243,244	567,783	321,525	236,386	557,911
Other (1)	—	—	—	—	9,035	9,035
Consolidated net revenues	$324,539	$243,244	$567,783	$321,525	$245,421	$566,946

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended
	September 30, 2026			September 28, 2025
	North America	Rest of World	Total	North America	Rest of World	Total
Vascular	$469,100	$257,500	$726,600	$444,178	$233,381	$677,559
Interventional	302,523	324,304	626,827	266,517	163,473	429,990
Surgical	191,063	141,887	332,950	179,620	127,525	307,145
Segment net revenues	962,686	723,691	1,686,377	890,315	524,379	1,414,694
Other (1)	—	—	—	—	9,035	9,035
Consolidated net revenues	$962,686	$723,691	$1,686,377	$890,315	$533,414	$1,423,729
(1) Includes adjustments in our reserves related to the Italian payback measure pertaining to prior years (see Note 14 for additional information).
Note 4 — Acquisition
In the third quarter of 2025, we completed the acquisition of substantially all of the Vascular Intervention business of BIOTRONIK SE & Co. KG (the "VI Business"). The acquisition adds a broad suite of coronary and peripheral medical devices, such as drug-coated balloons, stents and balloon catheters, which complements our interventional product portfolio. Under the terms of the acquisition agreement, we acquired the VI Business for a net cash payment of €704.3 million, or $825.2 million, subject to certain working capital and other customary adjustments.
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
On August 3, 2026, in connection with the Strategic Divestitures, we completed the sale of the OEM business and received net cash proceeds of $1.5 billion ($1.3 billion after-tax), and recognized a pre-tax gain on sale of $1.0 billion upon the derecognition of the related assets and liabilities. Our accounting for the sale remains subject to certain working capital and other customary adjustments. In connection with the sale, we finalized several ancillary agreements with Montagu and Kohlberg, which have varying durations extending up to 24 months, to facilitate the transfer of the business and cover transition support, quality, distribution, supply, development and manufacturing services. We account for these services separately from the sale, primarily within selling, general and administrative expenses within continuing operations, as they were negotiated primarily to benefit Montagu and Kohlberg and do not represent part of the consideration transferred for the divestiture.
The sale of the Acute Care and IU businesses is currently anticipated to be completed by the end of 2026. However, timing remains subject to the regulatory process and other customary closing conditions, and closing may extend into 2027. Upon closing, we expect to receive gross cash proceeds of approximately $530 million, subject to working capital and other customary adjustments and transaction costs.
The Strategic Divestitures represent a single plan to exit certain product categories that, in aggregate, met accounting requirements to be classified as discontinued operations and held for sale beginning December 31,

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

2025 and for the subsequent reporting periods, as the plan represents a strategic shift with a major effect on our financial results. In accordance with GAAP, the financial position and results of operations of both businesses are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. The Strategic Divestitures were historically reported within each of our operating segments as such segments were constituted prior to the change described in Note 15 below.
The following table summarizes the financial results of our discontinued operations for the three and nine months ended September 30, 2026 and September 28, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 28, 2025	September 30, 2026	September 28, 2025
Net revenues	$255,990	$346,075	$858,574	$970,850
Cost of goods sold	105,711	186,479	411,587	511,991
Gross profit	150,279	159,596	446,987	458,859
Selling, general and administrative expenses	67,198	74,401	207,663	221,911
Research and development expenses	15,693	12,967	47,301	36,109
Goodwill impairment charge	—	403,925	—	403,925
Restructuring charges, separation costs and impairment charges (1)	26,975	14,782	94,034	29,587
Gain on sale of business	(1,049,859)	—	(1,049,859)	—
Interest expense	—	8	44	20
Interest income	(200)	(331)	(279)	(1,174)
Income (loss) from discontinued operations before taxes	1,090,472	(346,156)	1,148,083	(231,519)
Taxes on income (loss) from discontinued operations (2)	217,332	4,311	220,328	21,874
Income (loss) from discontinued operations	$873,140	$(350,467)	$927,755	$(253,393)
(1) For the three and nine months ended September 30, 2026, we incurred separation costs of $23.1 million and $82.2 million, respectively, primarily related to consulting, legal, tax and other professional advisory services associated with the Strategic Divestitures. Additionally, we remeasured the valuation allowance on assets held for sale related to the Acute Care and IU businesses component of the Strategic Divestitures, as described below, which resulted in charges of $3.9 million and $11.8 million for the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 28, 2025, we incurred separation costs of $14.8 million and $29.6 million, respectively.
(2) Income tax expense for the three and nine months ended September 30, 2026 includes a deferred tax benefit of $78.8 million, related to a prior impairment of certain intangible assets, arising from a change in tax status of an entity which occurred in connection with the Strategic Divestitures.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the carrying amounts of the major classes of assets and liabilities classified as discontinued operations in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$33,181	$51,168
Accounts receivable, net	157,270	225,326
Inventories	274,100	343,183
Prepaid expenses and other current assets	15,044	19,875
Current assets of discontinued operations	479,595	639,552
Property, plant and equipment, net	144,870	214,426
Operating lease assets	10,361	21,213
Goodwill	—	112,010
Intangible assets, net	703,291	832,626
Deferred tax assets	26,898	27,928
Other assets	2,081	2,893
Valuation allowance on disposal group classified as held for sale	(758,859)	(747,070)
Assets of discontinued operations	$608,237	$1,103,578
LIABILITIES
Accounts payable	$27,835	$37,478
Accrued expenses	27,857	29,629
Payroll and benefit-related liabilities	38,291	52,248
Other current liabilities	14,287	8,965
Current liabilities of discontinued operations	108,270	128,320
Deferred tax liabilities	108	31,801
Non-current operating lease liability	8,174	17,839
Other non-current liabilities	3,105	3,329
Liabilities of discontinued operations	$119,657	$181,289
Assets and liabilities classified as held for sale are measured at the lower of carrying value or fair value less costs to sell. As a result, we recognized a valuation allowance for the excess of the carrying value over the fair value less costs to sell for the Acute Care and IU businesses component of the Strategic Divestitures. We remeasured the valuation allowance as of September 30, 2026, and recognized additional adjustments of $3.9 million and $11.8 million for the three and nine months ended September 30, 2026, respectively, which further reduced assets held for sale beyond the valuation allowance previously recorded. The adjustments to the valuation allowance were recorded within Restructuring charges, separation costs and impairment charges in the summarized results of operations of discontinued operations.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Cash flows attributable to discontinued operations are included in the condensed consolidated statements of cash flows. Significant non-cash operating and investing activities attributable to discontinued operations consisted of the following:

	Nine Months Ended
	September 30, 2026	September 28, 2025
Depreciation expense	$—	$19,567
Intangible asset amortization expense	—	67,238
Impairment charges	11,790	403,925
Gain on sale of business	1,049,859	—
Expenditures for property, plant and equipment	21,474	23,167
Note 6 — Restructuring charges, separation costs and impairment charges
Restructuring charges, separation costs and impairment charges recognized for the three and nine months ended September 30, 2026 and September 28, 2025 consisted of the following:

Three Months Ended September 30, 2026
	Termination Benefits	Other Costs (1)	Total
Strategic Divestitures restructuring plan	$7	$1	$8
VI Business integration plan	(29)	—	(29)
Other restructuring programs (2)	(336)	11	(325)
Restructuring (credits) charges	$(358)	$12	$(346)

Three Months Ended September 28, 2025
	Termination Benefits	Other Costs (1)	Total
2024 Footprint realignment plan	$1,450	$119	$1,569
2023 Footprint realignment plan	—	13	13
Other restructuring programs (2)	—	3	3
Restructuring charges	1,450	135	1,585
Asset impairment charges (3)	—	100,000	100,000
Separation costs (4)	—	1,256	1,256
Restructuring charges, separation costs and impairment charges	$1,450	$101,391	$102,841

Nine Months Ended September 30, 2026
	Termination Benefits	Other Costs (1)	Total
Strategic Divestitures restructuring plan	$17,295	$1	$17,296
VI Business integration plan	(281)	2	(279)
Other restructuring programs (2)	(362)	90	(272)
Restructuring charges	$16,652	$93	$16,745

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Nine Months Ended September 28, 2025
	Termination Benefits	Other Costs (1)	Total
2024 Footprint realignment plan	$3,581	$211	$3,792
2023 Footprint realignment plan	330	15	345
Other restructuring programs (2)	82	41	123
Restructuring charges	3,993	267	4,260
Asset impairment charges (3)	—	108,117	108,117
Separation costs (4)	—	2,586	2,586
Restructuring charges, separation costs and impairment charges	$3,993	$110,970	$114,963
(1) Other costs include facility closure, contract termination and other exit costs.
(2) Primarily includes activity related to restructuring plans substantially completed in prior periods.
(3) For the three and nine months ended September 28, 2025, we recognized an asset impairment charge of $100.0 million related to our Titan SGS asset group. For the nine months ended September 28, 2025, we also recognized impairment charges primarily related to our cessation of occupancy at a leased facility.
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

Strategic Divestitures restructuring plan
Plan expense estimates:	(Dollars in millions)
Restructuring charges (1)	$15 million to $18 million
Restructuring related charges (2)	$19 million to $22 million
Total restructuring and restructuring related charges	$34 million to $40 million
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
For the three and nine months ended September 30, 2026, we incurred $2.1 million and $18.3 million, respectively, under the Strategic Divestitures restructuring plan in restructuring related charges, all of which were recognized in selling, general and administrative costs.
As of September 30, 2026, we had a restructuring reserve of $15.0 million related to this plan, all of which related to termination benefits.
VI Business integration plan
During the fourth quarter of 2025, we initiated the "VI Business integration plan," a restructuring plan related to the integration of the VI Business into Teleflex. The plan encompasses the realignment of the global sales force and certain administrative functions, including workforce reductions and the relocation of certain manufacturing

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

operations to existing lower-cost locations. These actions are expected to be substantially completed by the end of 2028. The following table provides a summary of our estimates of restructuring and restructuring related charges by major type of expense associated with the VI Business integration plan:

VI Business integration plan
Plan expense estimates:	(Dollars in millions)
Restructuring charges (1)	$26 million to $31 million
Restructuring related charges (2)	$10 million to $13 million
Total restructuring and restructuring related charges	$36 million to $44 million
(1)Substantially all of the charges consist of employee termination benefit costs.
(2)Restructuring related charges represent costs that are directly related to the plan and principally constitute costs to transfer manufacturing operations to existing lower-cost locations and project management costs. The majority of these charges are expected to be recognized within cost of goods sold.
We expect all the restructuring and restructuring related charges will result in future cash outlays. Additionally, we expect to incur $5.0 million to $7.0 million in aggregate capital expenditures under the VI Business integration plan.
For the three and nine months ended September 30, 2026, we incurred $0.8 million and $1.9 million, respectively, under the VI Business integration plan in restructuring related charges, most of which were recognized in cost of goods sold. As of September 30, 2026, we have incurred aggregate restructuring charges in connection with the VI Business integration plan of $20.9 million. In addition, as of September 30, 2026, we have incurred aggregate restructuring related charges of $2.2 million with respect to the VI Business integration plan, consisting of certain costs that principally resulted from the transfer of manufacturing operations to new locations.
As of September 30, 2026, we had a restructuring reserve of $12.9 million related to this plan, all of which related to termination benefits.
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
For the three and nine months ended September 30, 2026, we incurred $0.6 million and $1.7 million, respectively, under the 2023 Footprint realignment plan in restructuring related charges, all of which were recognized in cost of goods sold. As of September 30, 2026, we have incurred aggregate restructuring charges in connection with the 2023 Footprint realignment plan of $3.0 million. In addition, as of September 30, 2026, we have incurred aggregate restructuring related charges of $7.1 million with respect to the 2023 Footprint realignment plan, consisting of certain costs that principally resulted from the transfer of manufacturing operations to new locations.
As of September 30, 2026, we had a restructuring reserve of $1.9 million related to this plan, all of which related to termination benefits.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

.
Note 7 — Inventories
Inventories as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Raw materials	$92,095	$90,008
Work-in-process	55,666	54,368
Finished goods	236,654	260,019
Inventories	$384,415	$404,395
Note 8 — Goodwill and other intangible assets
The following table provides information relating to changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 30, 2026:

	Vascular	Interventional	Surgical	Total
December 31, 2025 (1)	$1,113,849	$637,421	$553,780	$2,305,050
Goodwill related to acquisitions	—	2,098	—	2,098
Currency translation adjustment	(2,841)	(16,441)	453	(18,829)
September 30, 2026	$1,111,008	$623,078	$554,233	$2,288,319
(1)Refer to Note 15 for information regarding the change in reportable segments during the third quarter of 2026.
The gross carrying amount of, and accumulated amortization relating to, intangible assets as of September 30, 2026 and December 31, 2025 were as follows:

	Gross Carrying Amount		Accumulated Amortization
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Customer relationships	$1,199,186	$1,209,683	$(592,870)	$(549,856)
In-process research and development	—	6,417	—	—
Intellectual property	1,268,279	1,272,532	(764,052)	(712,848)
Distribution rights	10,854	11,036	(10,757)	(10,939)
Trade names	348,569	349,814	(54,460)	(51,689)
Non-compete agreements	19,839	19,858	(19,839)	(19,858)
	$2,846,727	$2,869,340	$(1,441,978)	$(1,345,190)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 9 — Borrowings
Our borrowings at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Senior Credit Facility (at a rate of 5.28% at September 30, 2026):
Revolving credit facility	$60,000	$425,000
Term A-1 loan facility	496,875	450,000
Term A-2 loan facility	—	700,000
4.625% Senior Notes due 2027	—	500,000
4.250% Senior Notes due 2028	500,000	500,000
5.875% Senior Notes due 2032	500,000	—
Securitization program, at a rate of 4.76% at September 30, 2026	75,000	75,000
	1,631,875	2,650,000
Less: Unamortized debt issuance costs	(12,919)	(8,551)
	1,618,956	2,641,449
Current portion of borrowings	(87,500)	(100,000)
Long-term borrowings	$1,531,456	$2,541,449
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
During the second quarter of 2026, we capitalized transaction fees of $6.2 million, including underwriters' discounts and commissions, incurred in connection with the Credit Agreement refinancing.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Subsequently, in August 2026, following the completion of the OEM sale, we utilized a portion of the net cash proceeds to pay off the $700.0 million term A-2 loan facility and to pay down $490.0 million of our revolving credit facility. Additionally, during the third quarter of 2026, in connection with the redemption of the term A-2 loan facility, we recognized a loss on extinguishment of debt of $3.4 million due to the write-off of unamortized deferred financing costs.
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
During the second quarter of 2026, we capitalized transaction fees of $9.9 million, including underwriters’ discounts and commissions incurred in connection with the offering of the 2032 Notes. We used the net proceeds from the offering, together with cash on hand, to fund the redemption of our 4.625% Senior Notes due 2027. Additionally, during the second quarter of 2026, in connection with the redemption, we recognized a loss on extinguishment of debt of $1.2 million due to the write-off of unamortized deferred financing costs.
Note 10 — Financial instruments
Foreign currency forward contracts
We use derivative instruments for risk management purposes. Foreign currency forward contracts designated as cash flow hedges are used to manage foreign currency transaction exposure. Foreign currency forward contracts not designated as hedges for accounting purposes are used to manage exposure related to near term foreign currency denominated monetary assets and liabilities. We typically enter into the non-designated foreign currency forward contracts for periods consistent with our currency translation exposures, which generally approximate one month. For the three and nine months ended September 30, 2026, we recognized losses of $6.6 million and $13.9

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

million, respectively, from non-designated foreign currency forward contracts within selling, general and administrative expenses. For the three and nine months ended September 28, 2025, we recognized gains of $0.7 million and $87.1 million, respectively, within selling, general and administrative expenses primarily related to non-designated foreign currency forward contracts entered into to economically hedge against the foreign currency exposure associated with the cash consideration to complete the VI Business acquisition.
The total notional amount for all open foreign currency forward contracts designated as cash flow hedges as of September 30, 2026 and December 31, 2025 was $329.4 million and $262.5 million, respectively. The total notional amount for all open non-designated foreign currency forward contracts as of September 30, 2026 and December 31, 2025 was $337.6 million and $284.8 million, respectively. All open foreign currency forward contracts as of September 30, 2026 have durations of 12 months or less.
Cross-currency interest rate swaps
On August 18, 2025, we executed two separate cross-currency swap agreements set to mature on August 20, 2030 and August 20, 2032, respectively, to hedge against the effect of variability in the U.S. dollar to Swiss Franc ("CHF") exchange rate (the "2025 Cross-currency swap agreements"). Each of the 2025 Cross-currency swap agreements had a notional amount of $300 million and was designated as a net investment hedge. The 2025 Cross-currency swap agreements expiring in 2030 include six different financial institution counterparties and notionally exchanged $300 million for CHF 242.4 million at an annual interest rate of 3.15%. The 2025 Cross-currency swap agreements expiring in 2032 include four different financial institution counterparties and notionally exchanged $300 million for CHF 242.5 million at an annual interest rate of 3.02%. On July 9, 2026, we terminated the 2025 Cross-currency swap agreements and executed two separate term cross-currency swap agreements set to expire on August 20, 2030 and August 20, 2032, respectively, to hedge against the effect of variability in the U.S. dollar to CHF exchange rate (the "2026 CHF Cross-currency swap agreements"). Each of the 2026 CHF Cross-currency swap agreements had a notional amount of $300 million and was designated as a net investment hedge. The 2026 CHF Cross-currency swap agreements expiring in 2030 include six different financial institution counterparties and notionally exchanged $300 million for CHF 248.8 million at an annual interest rate of 3.77%. The 2026 CHF Cross-currency swap agreements expiring in 2032 include four different financial institution counterparties and notionally exchanged $300 million for CHF 251.8 million at an annual interest rate of 3.66%. The 2026 CHF Cross-currency swaps were off-market at inception. The off-market value will be amortized ratably into earnings over the remaining life of each swap. The interest rate component will remain in AOCI until the underlying net investment is sold or substantially liquidated. The impact to our financial statements was immaterial as a result of the termination of the 2025 Cross-currency swap agreements.
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
The cross-currency swaps are marked to market at each reporting date and any changes in fair value are recognized as a component of accumulated other comprehensive income (loss) ("AOCI"). The following table summarizes the foreign exchange gains and losses recognized within AOCI and the interest benefit recognized within interest expense related to cross-currency swaps for the three and nine months ended September 30, 2026 and September 28, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 28, 2025	September 30, 2026	September 28, 2025
Foreign exchange gain (loss)	$6,349	$(6,271)	$15,694	$(89,834)
Interest benefit	7,737	5,770	23,159	13,254
Balance sheet presentation
The following table presents the locations in the condensed consolidated balance sheet and fair value of derivative instruments as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Asset derivatives:
Designated foreign currency forward contracts	$1,364	$3,563
Non-designated foreign currency forward contracts	155	279
Cross-currency interest rate swaps	26,258	26,260
Prepaid expenses and other current assets	27,777	30,102
Cross-currency interest rate swaps	3,326	1,777
Other assets	3,326	1,777
Total asset derivatives	$31,103	$31,879
Liability derivatives:
Designated foreign currency forward contracts	$3,413	$1,170
Non-designated foreign currency forward contracts	1,243	624
Cross-currency interest rate swaps	13,062	56,321
Other current liabilities	17,718	58,115
Cross-currency interest rate swaps	38,817	76,139
Other liabilities	38,817	76,139
Total liability derivatives	$56,535	$134,254
See Note 12 for information on the location and amount of gains and losses attributable to derivatives that were reclassified from AOCI to expense (income), net of tax. There was no ineffectiveness related to our cash flow hedges during the three and nine months ended September 30, 2026 and September 28, 2025.
Trade receivables
The allowance for credit losses as of September 30, 2026 and December 31, 2025 was $6.4 million and $4.0 million, respectively. The current portion of the allowance for credit losses, which was $4.8 million and $2.6 million as of September 30, 2026 and December 31, 2025, respectively, was recognized as a reduction of accounts receivable, net.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 11 — Fair value measurement
The following tables provide information regarding our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	Total carrying value at September 30, 2026	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investments in marketable securities	$23,600	$23,600	$—	$—
Derivative assets	31,103	—	31,103	—
Derivative liabilities	56,535	—	56,535	—
Contingent consideration liabilities	47,331	—	—	47,331

	Total carrying value at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investments in marketable securities	$32,830	$32,830	$—	$—
Derivative assets	31,879	—	31,879	—
Derivative liabilities	134,254	—	134,254	—
Contingent consideration liabilities	50,218	—	—	50,218
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
Our financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration arrangements pertaining to our acquisitions. Our primary non-recurring fair value estimates, which utilize Level 3 inputs, typically include the following: business acquisitions (Note 4); held for sale remeasurement (Note 5); asset impairments (Note 6); as well as goodwill reallocation and impairment testing (Note 8 and Note 15).
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
The following table provides information regarding changes in our contingent consideration liabilities for the nine months ended September 30, 2026:

Contingent consideration
Balance – December 31, 2025	$50,218
Payments	(156)
Revaluations	(2,731)
Balance – September 30, 2026 (1)	$47,331
(1)    As of September 30, 2026, the liability consisted largely of the estimated contingent consideration associated with our 2023 acquisition of Palette Life Sciences AB ("Palette"). Timing of payment is contingent on the resolution of the legal matters discussed in Note 14.

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
The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 28, 2025	September 30, 2026	September 28, 2025
Basic	41,484	44,237	43,091	44,755
Dilutive effect of share-based awards	144	—	119	95
Diluted	41,628	44,237	43,210	44,850
The weighted average number of shares that were antidilutive and therefore excluded from the calculation of earnings per share was 1.3 million for the three and nine months ended September 30, 2026 and 1.3 million for the nine months ended September 28, 2025. The number of basic and diluted shares was the same for the three months ended September 28, 2025, due to our loss from continuing operations. Additionally, because of the loss from continuing operations, for the three months ended September 28, 2025, 0.1 million of potentially dilutive share-based awards were excluded from the computation of loss per share as their effect would have been antidilutive.
Share Repurchases
On December 9, 2025, the Board of Directors authorized a share repurchase program for up to $1 billion of our common stock.
During the three and nine months ended September 30, 2026, we repurchased 0.5 million and 2.4 million shares of our common stock for $58.6 million and $308.6 million, respectively, through open market transactions at an average price of $129.74 and $130.64 per share, respectively.
Additionally, during the third quarter we entered into an accelerated share repurchase program to repurchase an aggregate of $250.0 million of our common stock. Under this agreement, 1.4 million shares of common stock, representing 80% of the $250.0 million aggregate, were delivered and included in treasury stock during the three months ended September 30, 2026. The initial shares received were calculated based on a price per share of $138.89, which was the closing share price of our common stock on August 6, 2026. Final settlement under the agreement occurred on October 7, 2026, at which time we received 0.5 million additional shares of common stock. The total shares received were calculated based on a price per share of $129.43, which was based on volume-weighted average prices of our common stock during the accelerated share repurchase period less a discount.
As of September 30, 2026, we had $441.4 million remaining available under the authorization. Subsequent to September 30, 2026 and through the date of this report, we repurchased an additional 0.3 million shares of our common stock for $41.4 million through open market transactions at an average price of $125.13. Giving effect to these repurchases, $400.0 million remains available under the authorization.
Commencing on July 1, 2026, the first day of the third quarter, through the date of this report, we repurchased 2.7 million shares of our common stock for $350.0 million (average price of $128.96 per share). Commencing on January 1, 2026 through the date of this report, we repurchased 4.6 million shares for $600.0 million (average price of $129.74 per share). In each case, the activity reflects both the open market transactions and the accelerated share repurchase program described above.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables provide information relating to the changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2026 and September 28, 2025:

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2025	$1,695	$4,007	$(245,170)	$(239,468)
Other comprehensive (loss) income before reclassifications	(792)	(1,189)	(59,250)	(61,231)
Amounts reclassified from accumulated other comprehensive income	(3,315)	581	6,438	3,704
Net current-period other comprehensive (loss) income	(4,107)	(608)	(52,812)	(57,527)
Balance as of September 30, 2026	$(2,412)	$3,399	$(297,982)	$(296,995)

	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2024	$1,839	$1,838	$(320,346)	$(316,669)
Other comprehensive (loss) income before reclassifications	(4,864)	(2,548)	58,250	50,838
Amounts reclassified from accumulated other comprehensive income	1,205	948	—	2,153
Net current-period other comprehensive (loss) income	(3,659)	(1,600)	58,250	52,991
Balance as of September 28, 2025	$(1,820)	$238	$(262,096)	$(263,678)

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table provides information relating to the location in the statements of operations and amount of reclassifications of losses (gains) in accumulated other comprehensive (loss) income into (income) expense, net of tax, for the three and nine months ended September 30, 2026 and September 28, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 28, 2025	September 30, 2026	September 28, 2025
(Gains) Loss on foreign exchange contracts:
Cost of goods sold	$(2,699)	$756	$(3,289)	$1,113
Total before tax	(2,699)	756	(3,289)	1,113
Taxes	(17)	(15)	(26)	92
Net of tax	(2,716)	741	(3,315)	1,205
Pension and other postretirement benefit items (1):
Actuarial losses	249	16	285	55
Prior-service costs	(2)	386	460	1,156
Total before tax	247	402	745	1,211
Tax benefit	(57)	(87)	(164)	(263)
Net of tax	190	315	581	948
Foreign currency translation adjustment:
Reclassification of cumulative translation loss to earnings from OEM sale	6,438	—	6,438	—
Total before tax	6,438	—	6,438	—
Taxes	—	—	—	—
Net of tax	6,438	—	6,438	—
Total reclassifications, net of tax	$3,912	$1,056	$3,704	$2,153
(1) These accumulated other comprehensive (loss) income components are included in the computation of net benefit expense for pension and other postretirement benefit plans.
Note 13 — Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 28, 2025	September 30, 2026	September 28, 2025
Effective income tax rate (1)	34.7%	36.8%	26.7%	(67.9)%
(1) The effective income tax rates for the three and nine months ended September 30, 2026 represent income tax expense. The effective income tax rates for the three and nine months ended September 28, 2025 represent an income tax benefit.
The effective income tax rate for the three and nine months ended September 30, 2026 include income tax expense for the remeasurement of deferred tax liabilities on certain intangible assets arising from a change in tax status of an entity, which occurred in connection with the Strategic Divestitures. The effective income tax rates for the three and nine months ended September 28, 2025 reflect a tax benefit associated with the impairment of the Titan SGS asset group. The effective tax rate for the nine months ended September 28, 2025 reflects a non-taxable favorable adjustment incurred in relation to foreign currency exchange rates, largely stemming from non-designated foreign currency forward contracts designed to hedge against the cash consideration for the VI Business acquisition. The effective income tax rates for all periods reflect tax benefits from Foreign-Derived Deduction Eligible Income (FDDEI) and research and development tax credits.
A significant number of jurisdictions, including European Union ("EU") member states, have enacted legislation to establish a 15% global minimum tax in accordance with both the established Pillar Two framework and guidance subsequently published by the Organization for Economic Co-operation and Development (the "OECD"). On January 5, 2026, the OECD/G20 released the Side-by-Side package ("SbS"), implemented as administrative guidance and modifying the operation of Pillar Two rules. The SbS package introduces simplifications and new safe harbors for U.S. and other multinational companies where domestic and international tax systems meet robust

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

requirements to coexist with Pillar Two. Such safe harbor would fully exempt U.S.-parented groups from the application of two of the three Pillar Two top up taxes.
The SbS package is expected to be available for fiscal years beginning on or after January 1, 2026. However, the safe harbors are not self‑executing and require domestic legislation by each Inclusive Framework member, subject to local legislative processes and timelines, as well as potential EU guidance related to the EU Minimum Tax Directive. The SbS package did not have a material impact on our results of operations during the first nine months of 2026. We continue to monitor ongoing developments and assess the potential impact of the SbS package on our 2026 results of operations and future cash tax obligations.
The SbS package also extends the current Transitional Country-by-Country Reporting (CbCR) Safe Harbor by one year, through the end of fiscal year 2027.
Note 14 — Commitments and contingencies
Environmental: We are subject to contingencies as a result of environmental laws and regulations that in the future may require us to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by us or other parties. Much of this liability results from the U.S. Comprehensive Environmental Response, Compensation and Liability Act, often referred to as Superfund, the U.S. Resource Conservation and Recovery Act and similar state laws. These laws require us to undertake certain investigative and remedial activities at sites where we conduct or once conducted operations or at sites where Company-generated waste was disposed.
Remediation activities vary substantially in duration and cost from site to site. The nature of these activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, the regulatory agencies involved and their enforcement policies, as well as the presence or absence of other potentially responsible parties. At September 30, 2026, we have recorded $0.6 million and $3.2 million in accrued liabilities and other liabilities, respectively, relating to these matters. Considerable uncertainty exists with respect to these liabilities and, if adverse changes in circumstances occur, the potential liability may exceed the amount accrued as of September 30, 2026. The time frame over which the accrued amounts may be paid out, based on past history, is estimated to be 10-15 years.
Legal matters: We are a party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, commercial disputes, acquisition and divestiture related matters, contracts, employment, environmental and other matters. As of September 30, 2026, we have recorded accrued liabilities of $0.7 million in connection with such contingencies, representing our best estimate of the cost within the range of estimated possible losses that will be incurred to resolve these matters. Amounts accrued for legal contingencies are often determined based on a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, including as to the timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute, or procedural or jurisdictional issues; there is uncertainty or unpredictability regarding the number of potential claims; there is the potential to achieve comprehensive multi-party settlements; there is complexity regarding related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against us, we do not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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
In April 2026, we entered into a settlement agreement with another medical device company to resolve a litigation matter involving alleged infringement of patents held by Teleflex. Pursuant to the terms of the agreement,

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

we received $25.0 million in monetary consideration in connection with the settlement, which was recognized as a gain and is reflected within selling, general and administrative expenses within the condensed consolidated statements of income for the nine months ended September 30, 2026. The settlement fully resolves the litigation, with no admission of liability by the other medical device company or by Teleflex.
Other: In 2015, the Italian parliament enacted legislation that, among other things, imposed a “payback” measure on medical device companies that supply goods and services to the Italian National Healthcare System. Under the measure, companies are required to make payments to the Italian government if medical device expenditures in a given year exceed regional expenditure ceilings established for that year. The payment amounts are calculated based on the amount by which the regional ceilings for the given year were exceeded. In response to decrees issued by the Italian Ministry of Health, the various Italian regions issued invoices to medical device companies, including Teleflex, under the payback measure in the fourth quarter of 2022 seeking payment with respect to excess expenditures for the years 2015 through 2018. Following the issuance of the invoices, we and numerous other medical device companies filed appeals with the Italian administrative courts challenging the enforceability of the payback measure, primarily on the basis that the law was unconstitutional. The Italian administrative courts referred the question regarding the constitutionality of the law to the Italian Constitutional Court, which, in July 2024, issued a ruling upholding the law as constitutional. In August 2025, the Italian parliament enacted a modification to the previously enacted legislation that reduced the payment amounts due from the affected companies, including Teleflex, to approximately 25% of the amounts originally invoiced for the years 2015 through 2018. Payment of the reduced amount precludes the pursuit of further legal action related to the obligation to pay the amounts relating to such years. Following the modification in legislation in 2025, we remitted payments to the related regions to settle obligations for the years 2015 through 2018 and recorded an adjustment to our reserve calculations for the years 2019 through 2025. As of September 30, 2026, our reserve related to this matter was $24.1 million.
As part of our acquisition of Palette in 2023, the assets of which are included within the Strategic Divestitures, we identified certain foreign tax liabilities that had not been properly recognized and paid by Palette prior to our acquisition. We will retain these liabilities following the Strategic Divestitures. As part of our acquisition accounting, we have established a liability of $4.6 million, representing our best estimate of the outstanding tax liabilities including interest as of September 30, 2026. In February 2024, we requested the relevant foreign tax authority to reassess Palette’s previously filed tax returns for the related periods. In April 2025, we received a notice from the tax authority indicating our request may be subject to challenge. In October 2025, we received a decision denying our request for reassessment. We strongly disagree with the tax authority’s decision and in December 2025, we renewed our reassessment request. In November 2025, we received a notice of audit from the foreign tax authority for tax years 2023 and 2024, which years are not part of the reassessment request. In October 2026, we were informed by the foreign tax authority that the audit was limited to transfer pricing and had been concluded without any tax adjustments. We are working with the tax authority to resolve the other elements of the matter and intend to defend the position stated in our reassessment requests vigorously. If we are unsuccessful in resolving the matter with the tax authority, we may be required to pay an amount in excess of our current established liability, which could be material.
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
On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed pursuant to the International Emergency Economic Powers Act (“IEEPA”). Following that ruling, the U.S. government established a process for submitting refund requests for tariffs that had been collected under IEEPA, and we submitted several

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

such requests. During the third quarter of 2026, we received approval and payment for substantially all of our submitted refund requests and recognized a benefit of $25.3 million within continuing operations, which reduced cost of goods sold in the condensed consolidated statements of income for the three and nine months ended September 30, 2026. Including refunds related to products associated with the Strategic Divestitures, total refund payments were $39.2 million. The $13.9 million related to the Strategic Divestitures was recorded within discontinued operations.
Tax audits and examinations: We are routinely subject to tax examinations by various tax authorities. As of September 30, 2026, the most significant tax examinations in process were in Germany, the United States, Sweden and Ireland. We may establish reserves with respect to our uncertain tax positions, after we adjust the reserves to address developments with respect to our uncertain tax positions, including developments in these tax examinations. Accordingly, developments in tax audits and examinations, including resolution of uncertain tax positions, could result in increases or decreases to our recorded tax liabilities, which could impact our financial results.
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
During the third quarter of 2026, our chief operating decision maker changed the way he reviews financial information for purposes of assessing business performance and allocating resources from a geographically based business unit presentation to a product based business unit presentation. As a result, we now have the following three reportable segments: Vascular, Interventional and Surgical, which are consistent with our identified reporting units. Additionally, our chief operating decision maker now evaluates segment operating profit using a revised measure that differs from the prior measure, which, amongst other changes, no longer includes certain shared logistics and distribution costs. All prior comparative periods presented have been recast to conform to the current period presentation. These changes in methodology have no impact on our consolidated financial results.
Our reportable segments primarily design, manufacture and distribute medical devices used in critical care and surgical applications and generally serve hospitals and healthcare providers. The products of these segments are most widely used in high-acuity emergent procedures and in general and specialty surgical applications.
Additionally, because of the change to each of our reporting units, we reallocated the goodwill balances based on the relative fair values of the reporting units and performed goodwill impairment analyses on our reporting units both before and after the reallocation. We did not record any goodwill impairment charges as a result of these analyses.
The following tables present our segment results for the three and nine months ended September 30, 2026 and September 28, 2025:

	Three Months Ended September 30, 2026
	Vascular	Interventional	Surgical	Segment Total
Segment net revenues (1)	$243,452	$210,297	$114,034	$567,783
Cost of goods sold	79,838	83,387	31,598	194,823
Research and development expenses	12,198	24,673	3,983	40,854
Selling, general and administrative expenses	54,758	74,769	26,203	155,730
Segment operating profit (2)	$96,658	$27,468	$52,250	$176,376

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended September 28, 2025
	Vascular	Interventional	Surgical	Segment Total
Segment net revenues (1)	$232,522	$215,981	$109,408	$557,911
Cost of goods sold	84,411	123,104	34,875	242,390
Research and development expenses	12,793	24,280	5,721	42,794
Selling, general and administrative expenses	52,939	71,354	25,607	149,900
Segment operating profit (2)	$82,379	$(2,757)	$43,205	$122,827

	Nine Months Ended September 30, 2026
	Vascular	Interventional	Surgical	Segment Total
Segment net revenues (1)	$726,600	$626,827	$332,950	$1,686,377
Cost of goods sold	251,033	253,206	93,022	597,261
Research and development expenses	36,327	76,863	12,308	125,498
Selling, general and administrative expenses	162,229	231,727	77,450	471,406
Segment operating profit (2)	$277,011	$65,031	$150,170	$492,212

	Nine Months Ended September 28, 2025
	Vascular	Interventional	Surgical	Segment Total
Segment net revenues (1)	$677,559	$429,990	$307,145	$1,414,694
Cost of goods sold	239,949	200,487	95,050	535,486
Research and development expenses	36,218	38,601	15,265	90,084
Selling, general and administrative expenses	163,513	130,276	85,015	378,804
Segment operating profit (2)	$237,879	$60,626	$111,815	$410,320
(1)See Note 3 to the condensed consolidated financial statements included in this report for a reconciliation of segment net revenues to our condensed consolidated net revenues from continuing operations.
(2)Segment operating profit represents income from continuing operations before interest, loss on extinguishment of debt and taxes adjusted to exclude unallocated corporate expenses, manufacturing variances other than fixed manufacturing cost absorption variances, restructuring charges, separation costs and impairment charges. See reconciliation of segment operating profit measures for further details.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 28, 2025	September 30, 2026	September 28, 2025
Reconciliation of segment operating profit measure
Segment operating profit	$176,376	$122,827	$492,212	$410,320
Other unallocated items (1)	71,295	82,423	277,033	190,857
Restructuring (credits) charges, separation costs and impairment charges	(346)	102,841	16,745	114,963
Income (loss) from continuing operations before interest, taxes and loss on extinguishment of debt	$105,427	$(62,437)	$198,434	$104,500
(1)Other unallocated items include adjustments in our reserves related to the Italian payback measure pertaining to prior years (see Note 14 for additional information) as well as expenses within costs of goods sold, research and development expenses and selling, general and administrative expenses. These unallocated items primarily consist of manufacturing variances other than fixed manufacturing cost absorption variances and unallocated corporate function expenses.

TELEFLEX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
Depreciation and amortization	September 30, 2026	September 28, 2025	September 30, 2026	September 28, 2025
Vascular	$17,482	$18,147	$59,886	$55,956
Interventional	28,292	23,082	77,669	46,072
Surgical	3,962	5,933	12,030	17,467
Corporate (1)	1,846	1,493	5,560	4,668
Consolidated depreciation and amortization	$51,582	$48,655	$155,145	$124,163
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
On August 3, 2026, we completed the sale of the OEM business in connection with the Strategic Divestitures. We received net cash proceeds of $1.5 billion ($1.3 billion after-tax) and recognized a pre-tax gain on sale of $1.0 billion upon the derecognition of the related assets and liabilities. Our accounting for the sale remains subject to certain working capital and other customary adjustments. In connection with the sale, we finalized several ancillary agreements with Montagu and Kohlberg, which have varying durations extending up to 24 months, to facilitate the transfer of the business and cover transition support, quality, distribution, supply, development and manufacturing services. We account for these services separately from the sale, primarily within selling, general and administrative expenses within continuing operations, as they were negotiated primarily to benefit Montagu and Kohlberg and do not represent part of the consideration transferred for the divestiture.
Separately, the Acute Care and IU businesses sale is currently anticipated to be completed by the end of 2026. However, timing remains subject to the regulatory process and other customary closing conditions, and closing may extend into 2027. Upon closing, we expect to receive gross cash proceeds of approximately $530 million, subject to certain working capital and other customary adjustments and transaction costs.
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

Leadership updates
On January 8, 2026, we announced the departure of our former Chairman, President and Chief Executive Officer, Liam J. Kelly, and the appointment of Stuart A. Randle as Interim President and Chief Executive Officer. In connection with Mr. Kelly’s departure as President and Chief Executive Officer, the Board appointed Stephen K. Klasko, M.D. to serve as the independent Chair of the Board. In connection with Mr. Kelly's departure, Mr. Kelly is entitled to benefits and payments as provided under his employment agreement with the Company dated as of March 31, 2017, and as a result, we recognized $2.5 million in associated severance expense during the first quarter of 2026.
On April 30, 2026, we announced the appointment of Jason Weidman as President and Chief Executive Officer, effective June 8, 2026. On that date, Mr. Weidman succeeded Stuart Randle as Interim President and Chief Executive Officer since January 2026, and also joined our Board. Mr. Randle continues to serve as a Board member.
On May 15, 2026, Dr. Klasko and John Heinmiller concluded their respective Board terms at our 2026 annual meeting of stockholders. On that date, Michael J. Tokich was elected to our Board and, in connection with Dr. Klasko’s departure, Andrew A. Krakauer was named Chairman of the Board. On September 8, 2026, Sean M. Salmon was elected to our Board.
Change in reportable segments
During the third quarter of 2026, our chief operating decision maker changed the way he reviews financial information for purposes of assessing business performance and allocating resources from a geographically based business unit presentation to a product based business unit presentation. As a result, we now have the following three reportable segments: Vascular, Interventional and Surgical, which are consistent with our identified reporting units. Additionally, our chief operating decision maker now evaluates segment operating profit using a revised measure that differs from the prior measure, which, amongst other changes, no longer includes certain shared logistics and distribution costs. All prior comparative periods presented have been recast to conform to the current period presentation. These changes in methodology have no impact on our consolidated financial results.
Additionally, because of the change to each of our reporting units, we reallocated the goodwill balances based on the relative fair values of the reporting units and performed goodwill impairment analyses on our reporting units both before and after the reallocation. The estimated fair value of all three reporting units exceeded their carrying value, and no impairment was recorded. The estimated fair value of each reporting unit is sensitive to changes in key assumptions, including projected revenue growth, operating margin and discount rate. The estimated fair value of our Interventional reporting unit exceeded its carrying value by approximately 15%. A hypothetical 1% increase in our discount rate estimate, holding other assumptions constant, would reduce the excess of fair value over carrying value of the Interventional reporting unit to less than 5%. Adverse changes in these assumptions or in market conditions could result in an impairment charge in a future period.
Litigation settlement
In April 2026, we entered into a settlement agreement with another medical device company to resolve a litigation matter involving alleged infringement of patents held by Teleflex (referred to as the "Litigation settlement"). Pursuant to the terms of the agreement, we received $25.0 million in monetary consideration in connection with the settlement, which was recognized as a gain within the condensed consolidated statements of income for the nine months ended September 30, 2026. The settlement fully resolves the litigation, with no admission of liability by the other medical device company or by Teleflex.
Acquisition of BIOTRONIK Vascular Intervention business
In the third quarter of 2025, we completed the acquisition of substantially all of the Vascular Intervention business of BIOTRONIK SE & Co. KG (the "VI Business"), for a net cash payment of €704.3 million, or $825.2 million. The acquisition adds a broad suite of coronary and peripheral medical devices, such as drug-coated balloons, stents and balloon catheters, which complements our interventional product portfolio. See Note 4 to the condensed consolidated financial statements included in this report for additional information.
Factors impacting our business
Our global operations are subject to risks associated with international trade policies, including the imposition of tariffs. On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed pursuant to the International Emergency Economic Powers Act (“IEEPA”). Since that time, the Administration has imposed tariffs under alternative statutory authority designed to replace or preserve elements of the prior tariff framework. The scope and durability of these replacement tariffs remain uncertain and subject to ongoing legal, regulatory and administrative developments.
Following that ruling, the U.S. government established a process for submitting refund requests for tariffs that had been collected under IEEPA, and we submitted several such requests. During the third quarter of 2026, we received approval and payment for substantially all of our submitted refund requests and recognized a benefit of $25.3 million within continuing operations, which reduced cost of goods sold in the condensed consolidated statements of income for the three and nine months ended September 30, 2026. Including refunds related to products associated with the Strategic Divestiture businesses, total refund payments were $39.2 million. The $13.9 million related to the Strategic Divestitures was recorded within discontinued operations. We anticipate submitting additional refund requests during the fourth quarter of 2026 under the final phase of the IEEPA tariff refund process. We have not recorded a receivable related to these additional requests as of September 30, 2026.
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
In addition to risks associated with international trade policies, geopolitical developments, including the recent escalation of conflict in the Middle East, have increased macroeconomic uncertainty. These developments may result in disruptions to global energy supplies, volatility and increases in energy prices, heightened inflationary pressures and disruptions to global supply chains, any of which could adversely affect our results of operations or financial condition. We continue to monitor these developments and the broader macroeconomic environment and, where appropriate, are taking actions to mitigate potential impacts on our business.
Results of Operations
As used in this discussion, "new products" are products for which commercial sales have commenced within the past 36 months, and “existing products” are products for which commercial sales commenced more than 36 months ago. Discussion of results of operations items that reference the effect of one or more acquired and/or divested businesses or assets (except with respect to acquired distributors) generally reflects the impact of the acquisitions and/or divestitures within the first 12 months following the date of the acquisition and/or divestiture. In addition to increases and decreases in the per unit selling prices of our products to our customers, our discussion of the impact of product price increases and decreases also reflects the impact on the pricing of our products resulting from the elimination of the distributor, either through acquisition or termination of the distributor, from the sales channel. All of the dollar amounts in the tables are presented in millions unless otherwise noted.
Certain financial information is presented on a rounded basis, which may cause minor differences.
Net revenues

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 28, 2025	September 30, 2026	September 28, 2025
Net revenues	$567.8	$566.9	$1,686.4	$1,423.7
Net revenues for the three months ended September 30, 2026 increased $0.9 million, or 0.2%, compared to the prior year period, primarily attributable to a $6.0 million increase in sales volumes of existing products and, to a lesser extent, price increases and an increase in sales of new products, partially offset by the prior period including a favorable adjustment to our reserves related to the Italian payback measure, which did not recur.
Net revenues for the nine months ended September 30, 2026 increased $262.7 million, or 18.4%, compared to the prior year period, primarily due to net revenues of $198.1 million generated by the acquired VI Business and a $37.7 million increase in sales volumes of existing products, favorable fluctuations in foreign currency exchange rates and price increases.

Gross profit

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 28, 2025	September 30, 2026	September 28, 2025
Gross profit	$368.8	$292.0	$1,007.9	$813.3
Percentage of sales	65.0%	51.5%	59.8%	57.1%
Gross margin for the three months ended September 30, 2026 increased 1,350 basis points, or 26.2%, compared to the prior year period, primarily due to the prior year period including an adverse impact from the amortization of the fair value step-up in inventory recognized in connection with the VI Business acquisition, which did not recur, the benefit from IEEPA tariff refunds and favorable fluctuations in foreign currency exchange rates. The increases in gross profit were partially offset by an increase in costs for quality remediation charges.
Gross margin for the nine months ended September 30, 2026 increased 270 basis points, or 4.7%, compared to the prior year period, primarily due to a net decrease in inventory step-up charges related to the VI Business acquisition and the benefit from IEEPA tariff refunds, partially offset by an increase in costs for quality remediation and excess and obsolete inventory charges.
Selling, general and administrative

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 28, 2025	September 30, 2026	September 28, 2025
Selling, general and administrative	$220.7	$207.4	$660.3	$497.8
Percentage of sales	38.9%	36.6%	39.2%	35.0%
Selling, general and administrative expenses for the three months ended September 30, 2026 increased $13.3 million compared to the prior year period, which was primarily attributable to higher performance related employee-benefit expenses, an increase in marketing expenses and higher IT related costs.
Selling, general and administrative expenses for the nine months ended September 30, 2026 increased $162.5 million compared to the prior year period, which was primarily attributable to the prior year period including a benefit from non-designated foreign currency forward contracts designed to hedge against the cash consideration for the VI Business, which did not recur, and operating, integration and amortization expenses associated with the acquired VI Business. The increases in selling, general and administrative expenses were partially offset by a gain recognized from the Litigation settlement and a decrease in contingent consideration expense.
Research and development

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 28, 2025	September 30, 2026	September 28, 2025
Research and development	$43.0	$44.3	$132.5	$96.0
Percentage of sales	7.6%	7.8%	7.9%	6.7%
Research and development expenses for the three months ended September 30, 2026 decreased $1.3 million compared to the prior year period, which was primarily attributable to lower European Union Medical Device Regulation related costs, partially offset by higher project spend within our Interventional product portfolio.
Research and development expenses for the nine months ended September 30, 2026 increased $36.4 million compared to the prior year period, which was due to higher project spend within our Interventional product portfolio primarily associated with the acquired VI Business.
Restructuring charges, separation costs and impairment charges

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 28, 2025	September 30, 2026	September 28, 2025
Restructuring (credits) charges, separation costs and impairment charges	$(0.3)	$102.8	$16.7	$115.0
Restructuring credits for the three months ended September 30, 2026, primarily consisted of changes in estimates with respect to termination benefits. Restructuring charges, separation costs and impairment charges for the nine months ended September 30, 2026 primarily consisted of termination benefits related to the Strategic Divestitures restructuring plan (defined below).

Restructuring charges, separation costs and impairment charges for the three and nine months ended September 28, 2025 primarily consisted of an asset impairment charge of $100.0 million related to our Titan SGS asset group.
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
Strategic Divestitures restructuring plan
During the first quarter of 2026, in connection with the Strategic Divestitures, we initiated a multi-year restructuring plan intended to align our global organizational structure and supply chain infrastructure amongst our remaining businesses (the "Strategic Divestitures restructuring plan"). The plan is designed to eliminate stranded costs, streamline global operations, and improve our long-term cost structure, primarily through workforce reductions and capital assets rationalization. These actions, some of which we expect to occur upon exit of the transition services agreements and other arrangements negotiated in connection with the Strategic Divestitures, are expected to be substantially completed by mid-2028. We estimate that we will incur aggregate pre-tax restructuring and restructuring related charges in connection with the plan of $34 million to $40 million. We expect the majority of the restructuring and restructuring related charges will result in future cash outlays, of which an estimated $15 million to $19 million are expected to occur during 2026. We expect to achieve annual pre-tax savings of $48 million to $52 million in connection with the Strategic Divestitures restructuring plan once it is fully implemented and we expect to begin realizing a portion of these plan-related savings in 2026.
For additional information regarding our restructuring plans, see Note 6 to the condensed consolidated financial statements included in this report.
Interest expense

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 28, 2025	September 30, 2026	September 28, 2025
Interest expense	$21.2	$31.8	$74.9	$72.1
Average interest rate on debt	3.5%	4.1%	3.5%	4.1%
The decrease in interest expense for the three months ended September 30, 2026 compared to the prior year period was due to a decrease in average outstanding debt balance and a lower average interest rate resulting from decreases in interest rates associated with our variable interest rate debt instruments.
The increase in interest expense for the nine months ended September 30, 2026 compared to the prior year period was primarily due to an increase in the average outstanding debt balance stemming from borrowings utilized to fund the VI Business acquisition, partially offset by a lower average interest rate resulting from decreases in interest rates associated with our variable interest rate debt instruments.

Loss on extinguishment of debt

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 28, 2025	September 30, 2026	September 28, 2025
Loss on extinguishment of debt	$3.4	$—	$4.5	$—
During the three months ended September 30, 2026, we recognized a $3.4 million loss on extinguishment of debt due to the write-off of unamortized deferred financing costs in connection with the redemption of the term A-2 loan facility.
During the nine months ended September 30, 2026, we recognized a $4.5 million loss on extinguishment of debt due to the write-off of unamortized deferred financing costs in connection with the redemptions of both the term A-2 loan facility and the 4.625% Senior Notes due 2027.
Taxes on income from continuing operations

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 28, 2025	September 30, 2026	September 28, 2025
Effective income tax rate (1)	34.7%	36.8%	26.7%	(67.9)%
(1) The effective income tax rates for the three and nine months ended September 30, 2026 represent income tax expense. The effective income tax rates for the three and nine months ended September 28, 2025 represent an income tax benefit.
The effective income tax rate for the three and nine months ended September 30, 2026 include income tax expense for the remeasurement of deferred tax liabilities on certain intangible assets arising from a change in tax status of an entity, which occurred in connection with the Strategic Divestitures. The effective income tax rates for the three and nine months ended September 28, 2025 reflect a tax benefit associated with the impairment of the Titan SGS asset group. The effective tax rate for the nine months ended September 28, 2025 reflects a non-taxable favorable adjustment incurred in relation to foreign currency exchange rates, largely stemming from non-designated foreign currency forward contracts designed to hedge against the cash consideration for the VI Business acquisition. The effective income tax rates for all periods reflect tax benefits from Foreign-Derived Deduction Eligible Income (FDDEI) and research and development tax credits.
Discontinued operations

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 28, 2025	September 30, 2026	September 28, 2025
Income (loss) from discontinued operations	$873.1	$(350.5)	$927.8	$(253.4)
Discontinued operations generated income for the three and nine months ended September 30, 2026, compared to losses for the prior year periods. The favorable change was primarily driven by the gain on sale of the OEM business, net of tax, recognized in the third quarter of 2026, and the non-recurrence of a goodwill impairment charge recognized during the third quarter of 2025. The increases from discontinued operations were partially offset by higher separation costs. Income from discontinued operations for the three and nine months ended September 30, 2026 also includes a deferred tax benefit, related to a prior impairment of certain intangible assets, arising from a change in tax status of an entity occurring in connection with the Strategic Divestitures.
For additional information, see Note 5 to the condensed consolidated financial statements included in this report.

Segment Financial Information

Segment net revenues
	Three Months Ended			Nine Months Ended
	September 30, 2026	September 28, 2025	% Increase/(Decrease)	September 30, 2026	September 28, 2025	% Increase/ (Decrease)
Vascular	$243.5	$232.5	4.7	$726.6	$677.6	7.2
Interventional	210.3	215.9	(2.6)	626.8	430.0	45.8
Surgical	114.0	109.5	4.2	333.0	307.1	8.4
Segment net revenues (1)	$567.8	$557.9	1.8	$1,686.4	$1,414.7	19.2

Segment operating profit
	Three Months Ended			Nine Months Ended
	September 30, 2026	September 28, 2025	% Increase/(Decrease)	September 30, 2026	September 28, 2025	% Increase/ (Decrease)
Vascular	$96.7	$82.4	17.3	$277.0	$237.9	16.5
Interventional	27.5	(2.8)	*	65.0	60.6	7.3
Surgical	52.3	43.2	20.9	150.2	111.8	34.3
Segment operating profit (2)	$176.4	$122.8	43.6	$492.2	$410.3	20.0
(1)See Note 3 to the condensed consolidated financial statements included in this report for a reconciliation of segment net revenues to our condensed consolidated net revenues from continuing operations.
(2)See Note 15 to the condensed consolidated financial statements included in this report for a reconciliation of segment operating profit to our condensed consolidated income from continuing operations before interest, taxes and loss on extinguishment of debt.
*Percentage greater than 100%, or not meaningful.
Comparison of the three and nine months ended September 30, 2026 and September 28, 2025
Vascular
Vascular net revenues for the three months ended September 30, 2026 increased $11.0 million, or 4.7%, compared to the prior year period, which was primarily attributable to a $7.1 million increase in sales volumes of existing products and price increases.

Vascular net revenues for the nine months ended September 30, 2026 increased $49.0 million, or 7.2%, compared to the prior year period, which was primarily attributable to a $29.0 million increase in sales volumes of existing products, favorable fluctuations in foreign currency exchange rates and price increases.
Vascular operating profit for the three months ended September 30, 2026 increased $14.3 million, or 17.3%, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales, price increases and favorable mix, partially offset by an increase in marketing expense.
Vascular operating profit for the nine months ended September 30, 2026 increased $39.1 million, or 16.5%, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales and price increases.
Interventional
Interventional net revenues for the three months ended September 30, 2026 decreased $5.6 million, or 2.6%, compared to the prior year period, which was primarily attributable to a $3.5 million decrease in sales volumes of existing products and price decreases.
Interventional net revenues for the nine months ended September 30, 2026 increased $196.8 million, or 45.8%, compared to the prior year period, which was primarily attributable to net revenues of $198.1 million generated by the acquired VI Business, partially offset by decreases in sales volumes of existing products.
Interventional operating profit for the three months ended September 30, 2026 increased $30.3 million compared to the prior year period, which was primarily due to an increase in gross profit stemming from the prior year period including an adverse impact from the amortization of the fair value step-up in inventory recognized in connection with the VI Business acquisition, which did not recur, partially offset by higher manufacturing costs.

Interventional operating profit for the nine months ended September 30, 2026 increased $4.4 million, or 7.3%, compared to the prior year period, which was primarily attributable to increases in gross profit resulting from higher sales generated by the acquired VI Business and the favorable impact stemming from a net decrease in inventory step-up charges related to the VI Business acquisition, partially offset by higher operating expenses associated with the VI Business acquisition.
Surgical
Surgical net revenues for the three months ended September 30, 2026 increased $4.5 million, or 4.2%, compared to the prior year period, which was primarily attributable to a $2.4 million increase in sales volume of existing products, a $1.3 million increase in sales of new products and price increases.
Surgical net revenues for the nine months ended September 30, 2026 increased $25.9 million, or 8.4%, compared to the prior year period, which was primarily attributable to an $11.5 million increase in sales volumes of existing products, a $7.0 million increase in sales of new products and price increases.
Surgical operating profit for the three months ended September 30, 2026 increased $9.1 million, or 20.9%, compared to the prior year period, which was due to an increase in gross profit, reflecting higher sales and price increases, and lower research and development expenses.
Surgical operating profit for the nine months ended September 30, 2026 increased $38.4 million, or 34.3%, compared to the prior year period, which was primarily attributable to an increase in gross profit resulting from higher sales, favorable mix, and price increases in addition to lower contingent consideration and research and development expenses.
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
During the three and nine months ended September 30, 2026, we repurchased 0.5 million and 2.4 million shares of our common stock for $58.6 million and $308.6 million, respectively, through open market transactions at an average price of $129.74 and $130.64 per share, respectively.
Additionally, during the third quarter, we entered into an accelerated share repurchase program to repurchase an aggregate of $250.0 million of our common stock. Under this agreement, 1.4 million shares of common stock, representing 80% of the $250.0 million aggregate, were delivered and included in treasury stock during the three months ended September 30, 2026. The initial shares received were calculated based on a price per share of $138.89, which was the closing share price of our common stock on August 6, 2026. Final settlement under the agreement occurred on October 7, 2026, at which time we received 0.5 million additional shares of common stock. The total shares received were calculated based on a price per share of $129.43, which was based on volume-weighted average prices of our common stock during the accelerated share repurchase period less a discount.
As of September 30, 2026, we had $441.4 million remaining available under the authorization. Subsequent to September 30, 2026 and through the date of this report, we repurchased an additional 0.3 million shares of our common stock for $41.4 million through open market transactions at an average price of $125.13. Giving effect to these repurchases, $400.0 million remains available under the authorization.
Commencing on July 1, 2026, the first day of the third quarter, through the date of this report, we repurchased 2.7 million shares of our common stock for $350.0 million (average price of $128.96 per share). Commencing on January 1, 2026 through the date of this report, we repurchased 4.6 million shares for $600.0 million (average price of $129.74 per share). In each case, the activity reflects both the open market transactions and the accelerated share repurchase program described above.
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
Cash Flows from continuing operations
Net cash provided by operating activities from continuing operations was $234.8 million for the nine months ended September 30, 2026 as compared to net cash provided by operating activities of $10.3 million for the nine months ended September 28, 2025. The $224.5 million increase was primarily attributable to favorable changes in working capital as well as proceeds from the Litigation settlement and IEEPA tariff refunds. The favorable changes in working capital were driven by lower tax payments, a favorable increase in accounts payable and accrued expenses, reflecting the timing of vendor payments, and a favorable increase related to accounts receivable, as the prior year period reflected the build-up of receivables that were not acquired with the VI Business.
Net cash used in investing activities from continuing operations was $101.7 million for the nine months ended September 30, 2026, and primarily consisted of $54.4 million of capital expenditures and $38.3 million in net payments on swaps designated as net investment hedges.

Net cash used in financing activities from continuing operations was $1.6 billion for the nine months ended September 30, 2026, and primarily consisted of a $1.0 billion decrease in net borrowings under our Senior Credit Facility, $555.0 million in repurchases of our common stock, $43.7 million in dividend payments and $16.1 million of fees paid related to the new Credit Agreement and Senior Notes due 2032.

Cash Flows from discontinued operations
Net cash provided by discontinued operations was $1.5 billion for the nine months ended September 30, 2026, compared to net cash provided by discontinued operations of $153.7 million for the nine months ended September

28, 2025. The $1.4 billion increase was primarily attributable to proceeds from the sale of the OEM business and IEEPA tariff refunds, partially offset by higher separation costs related to the Strategic Divestitures.
Borrowings
On May 26, 2026, we entered into a new Credit Agreement (the “Credit Agreement”), which effectuated the refinancing of the Company’s previously existing credit agreement evidenced in that certain Third Amended and Restated Credit Agreement, dated as of November 4, 2022 (as amended prior to the date hereof). Under the new Credit Agreement, the maturity dates of the revolving credit facility and the term A-1 loan facility were extended to May 26, 2031, while the maturity date of the term A-2 loan facility was extended to May 26, 2028.
On June 15, 2026, we issued $500.0 million of 5.875% Senior Notes due 2032 (the "2032 Notes"). We used the net proceeds from the offering, together with cash on hand, to fund the redemption of our 4.625% Senior Notes due 2027.
Subsequently, in August 2026 following the completion of the OEM sale, we utilized a portion of the net cash proceeds to pay off the $700 million term A-2 loan facility and to pay down $490.0 million of our revolving credit facility. For additional information regarding borrowings, refer to Note 9 within the condensed consolidated financial statements included in this report. We expect to fund estimated cash taxes arising from the gain on the sale of the OEM business in the fourth quarter of 2026 with borrowings under our revolving credit facility and cash on hand.
The indentures governing our 5.875% Senior Notes due 2032 and 4.25% Senior Notes due 2028 (the "2028 Notes" and together with the 2032 Senior Notes, the "Senior Notes") contain covenants that, among other things and subject to certain exceptions, limit or restrict our ability, and the ability of our subsidiaries, to create liens; consolidate, merge or dispose of certain assets; and enter into sale leaseback transactions. As of September 30, 2026, we were in compliance with these requirements.
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
Summarized Financial Information – Obligor Group
The Senior Notes are issued by Teleflex Incorporated (the “Parent Company”), and payment of the Parent Company's obligations under the Senior Notes is guaranteed, jointly and severally, by an enumerated group of the Parent Company’s subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions. Each Guarantor Subsidiary is directly or indirectly 100% owned by the Parent Company. Summarized financial information for the Parent and Guarantor Subsidiaries (collectively, the “Obligor Group”) as of September 30, 2026 and December 31, 2025 and for the nine months ended September 30, 2026 is as follows:

	Nine Months Ended
	September 30, 2026
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Net revenue	$1,623.0	$206.7	$1,416.3
Cost of goods sold	806.6	(104.2)	910.8
Gross profit	816.4	310.9	505.5
Net income (loss)	137.9	309.1	(171.2)

	September 30, 2026			December 31, 2025 (1)
	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)	Obligor Group	Intercompany	Obligor Group (excluding Intercompany)
Total current assets	$1,099.7	$226.1	$873.6	$1,186.7	$211.6	$975.1
Total assets	4,133.7	334.4	3,799.3	5,011.1	301.3	4,709.8
Total current liabilities	1,420.2	908.1	512.1	1,139.4	763.6	375.8
Total liabilities	4,715.9	2,470.7	2,245.2	4,204.5	971.1	3,233.4
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
Forward-Looking Statements
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and are subject to risks and uncertainties, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements due to a number of factors, including changes in business relationships with and purchases by or from major customers or suppliers; delays or cancellations in shipments; demand for and market acceptance of new and existing products; the impact of inflation and disruptions in our global supply chain on us and our suppliers (particularly sole-source suppliers and providers of sterilization services), including fluctuations in the cost and availability of resins and other raw materials, as well as certain components, used in the production or sterilization of our products, transportation constraints and delays, product shortages, energy shortages or increased energy costs, labor shortages in the United States and elsewhere, and increased operating and labor costs; our inability to integrate acquired businesses into our operations, realize planned synergies and operate such businesses profitably in accordance with our expectations; our ability to manage our ongoing CEO transition; risks relating to the activities of activist stockholders; our inability to effectively execute our restructuring programs; our inability to realize anticipated savings resulting from restructuring plans and programs; the impact of enacted healthcare reform legislation and proposals to amend, replace or repeal the legislation; changes in Medicare, Medicaid and third party coverage and reimbursements; the impact of tax legislation and related regulations; competitive market conditions and resulting effects on revenues and pricing; global economic factors, including currency exchange rates, interest rates, trade disputes, the implementation or threatened implementation of tariffs, sovereign debt issues, and international conflicts and hostilities, such as the ongoing conflicts between Russia and Ukraine and the ongoing conflicts in the Middle East; public health epidemics and pandemics; difficulties entering new markets; and general economic conditions. For a further discussion of the risks relating to our business, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025. We expressly disclaim any obligation to update these forward-looking statements, except as otherwise explicitly stated by us or as required by law or regulation.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are party to various lawsuits and claims arising in the normal course of business. These lawsuits and claims include actions involving product liability and product warranty, intellectual property, contracts, employment and environmental matters. As of September 30, 2026 and December 31, 2025, we had accrued liabilities of $0.7 million and $0.3 million in connection with these matters, representing our best estimate of the cost within the range of estimated possible loss that will be incurred to resolve these matters. Amounts accrued for legal contingencies are often determined based on a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, including as to the timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute, or procedural or jurisdictional issues; there is uncertainty or unpredictability regarding the number of potential claims; there is the potential to achieve comprehensive multi-party settlements; there is complexity regarding related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against us, we do not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, including Part I, Item 1A thereof, you should carefully consider the following factor which could have a material adverse effect on our business, financial condition, results of operations, cash flows or stock price. Other than the risk set forth below, there have been no significant changes in risk factors for the quarter ended September 30, 2026. The risk set forth below and those set forth in the Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, results of operations or stock price.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents the repurchases of our common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1) (in millions)
July 1, 2026 - July 31, 2026	—	$—	—	$750
August 1, 2026 - August 31, 2026(2),(3)	1,506,800	138.90	1,506,800	491
September 1, 2026 - September 30, 2026(2),(3)	385,122	128.11	385,122	441
Total	1,891,922		1,891,922
(1)On December 9, 2025, the Board of Directors authorized a share repurchase program for up to $1 billion of our common stock.
(2)During the three months ended September 30, 2026, as part of our share repurchase program, we repurchased an aggregate of 0.5 million shares of our common stock for $58.6 million through open market transactions.
(3)On August 7, 2026, as part of our share repurchase program, we entered into an accelerated share repurchase program (the "ASR Transaction") with Truist Bank (the “Counterparty”) to repurchase an aggregate of $250 million (the "Repurchase Price") of our common stock. Under the terms of the ASR Transaction, on August 10, 2026, we paid the Repurchase Price to the Counterparty in exchange for 1.4 million shares of our common stock, representing shares with a value of 80% of the total Repurchase Price. The initial shares received, which have been included in treasury stock as of September 30, 2026, were calculated based on a price per share of $138.89, which was the closing share price of our common stock on August 6, 2026. Final settlement under the ASR Transaction occurred on October 7, 2026, at which time we received 0.5 million additional shares of common stock. The total shares received were calculated based on a price per share of $129.43, which was based on volume-weighted average prices of our common stock during the accelerated share repurchase period less a discount. As of September 30, 2026, we had $441.4 million remaining available under the authorization. See "Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources."

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2026, none of our directors or executive officers entered into, modified or terminated (i) any contracts, instructions or written plans for the sale or purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, or (ii) any non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

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
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Cover Page; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2026 and September 28, 2025; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and September 28, 2025; (iv) the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and September 28, 2025; (vi) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2026 and September 28, 2025; and (vii) Notes to Condensed Consolidated Financial Statements.

104.1	—	The cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in inline XBRL (included in Exhibit 101.1).
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
John R. Deren Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 5, 2026